Form 10-Q
period 2016-06-24
Atkore International Group Inc.
filed 2016-08-02
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 001-37793
 _________________________________________
Atkore International Group Inc.
(Exact name of registrant as specified in its charter)
 _________________________________________

Delaware	90-0631463
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
16100 South Lathrop Avenue, Harvey, Illinois 60426
(Address of principal executive offices) (Zip Code)
708-339-1610
(Registrant’s telephone number, including area code)
_________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 2, 2016, there were 62,458,367 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net sales	$395,724	$432,367	$1,107,145	$1,291,354
Cost of sales	284,203	353,619	831,805	1,089,395
Gross profit	111,521	78,748	275,340	201,959
Selling, general and administrative	64,392	45,912	162,412	130,691
Intangible asset amortization	5,566	5,249	16,655	15,775
Operating income	41,563	27,587	96,273	55,493
Interest expense, net	10,169	11,212	30,617	33,624
Gain on extinguishment of debt	—	—	(1,661)	—
Income from operations before income taxes	31,394	16,375	67,317	21,869
Income tax expense (benefit)	10,749	(2,683)	24,093	(227)
Net income	$20,645	$19,058	$43,224	$22,096

Weighted Average Common Shares Outstanding
Basic and Diluted	62,492	62,513	62,491	62,528
Net income per share
Basic and Diluted	$0.33	$0.30	$0.69	$0.35

See Notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net income	$20,645	$19,058	$43,224	$22,096
Other comprehensive income:
Change in foreign currency translation adjustment	(155)	247	(216)	(4,487)
Change in unrecognized loss related to pension benefit plans (See Note 10)	180	22	541	66
Total other comprehensive income (loss)	25	269	325	(4,421)
Comprehensive income	$20,670	$19,327	$43,549	$17,675
See Notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	June 24, 2016	September 25, 2015
Assets
Current Assets:
Cash and cash equivalents	$131,109	$80,598
Accounts receivable, less allowance for doubtful accounts of $1,301 and $1,173, respectively	235,812	216,992
Inventories, net (see Note 4)	164,302	161,924
Assets held for sale (see Note 17)	8,474	3,313
Prepaid expenses and other current assets	18,098	18,665
Total current assets	557,795	481,492
Property, plant and equipment, net (see Note 5)	209,248	224,284
Intangible assets, net (see Note 6)	260,520	277,175
Goodwill (see Note 6)	115,829	115,829
Deferred income taxes	2,307	1,087
Non-trade receivables	14,517	13,932
Total Assets	$1,160,216	$1,113,799
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt (see Note 8)	$1,267	$2,864
Accounts payable	112,095	109,847
Income tax payable	5,390	515
Accrued and other current liabilities (see Note 7)	92,317	97,272
Total current liabilities	211,069	210,498
Long-term debt (see Note 8)	630,204	649,344
Deferred income taxes	18,749	14,557
Other long-term tax liabilities	13,235	13,319
Pension liabilities	27,592	28,126
Other long-term liabilities	59,489	41,678
Total Liabilities	960,338	957,522
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 62,458,367 and 62,453,437 shares issued and outstanding, respectively	626	626
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively	(2,580)	(2,580)
Additional paid-in capital	352,557	352,505
Accumulated deficit	(130,017)	(173,241)
Accumulated other comprehensive loss	(20,708)	(21,033)
Total Equity	199,878	156,277
Total Liabilities and Equity	$1,160,216	$1,113,799
See Notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(in thousands)	June 24, 2016	June 26, 2015
Operating activities:
Net income	$43,224	$22,096
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of fixed assets	12	1,054
Depreciation and amortization	40,064	43,373
Amortization of debt issuance costs and original issue discount	2,644	2,722
Deferred income taxes	2,951	(481)
Gain on extinguishment of debt	(1,661)	—
Provision for losses on accounts receivable and inventory	2,718	574
Stock-based compensation expense	16,897	2,462
Other adjustments to net income	(648)	—
Changes in operating assets and liabilities, net of effects from acquisitions	(21,183)	(41,577)
Net cash provided by operating activities	85,018	30,223
Investing activities:
Capital expenditures	(13,496)	(20,555)
Proceeds from sale of properties and equipment	62	23
Acquisitions of businesses, net of cash acquired	—	(31,290)
Proceeds from sale of other assets	458	2,300
Proceeds from sale of a discontinued operation	—	4,540
Other, net	—	(192)
Net cash used for investing activities	(12,976)	(45,174)
Financing activities:
Borrowings under credit facility	—	589,000
Repayments under credit facility	—	(570,000)
Proceeds from short-term debt	—	1,692
Repayments of short-term debt	(1,619)	(1,619)
Repayments of long-term debt	(20,075)	(3,150)
Issuance of common shares	52	—
Payment for debt financing costs and fees	—	(102)
Proceeds from foreign exchange forward option	—	999
Other, net	(25)	(544)
Net cash (used for) provided by financing activities	(21,667)	16,276
Effects of foreign exchange rate changes on cash and cash equivalents	136	(1,846)
Increase (decrease) in cash and cash equivalents	50,511	(521)
Cash and cash equivalents at beginning of period	80,598	33,360
Cash and cash equivalents at end of period	$131,109	$32,839
Supplementary Cash Flow information
Interest paid	$30,232	$31,003
Income taxes paid, net of refunds	16,036	3,718
Capital expenditures, not yet paid	406	738
See Notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except share and per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Ownership Structure - Atkore International Group Inc. (the “Company” or “Atkore”) is a leading manufacturer of Electrical Raceway products primarily for the non-residential construction and renovation markets and Mechanical Products & Solutions (“MP&S”) for the construction and industrial markets. The Company was incorporated in the State of Delaware on November 4, 2010. The Company owns 100% of Atkore International Holdings Inc. (“AIH”), which in turn is the sole owner of Atkore International, Inc. (“AII”).
Common Stock Split - On May 27, 2016, the Company effected a 1.37-for-1 stock split of its common stock. The accompanying unaudited condensed consolidated financial statements and notes thereto give retroactive effect to the stock split for all periods presented.
Initial Public Offering - On June 9, 2016, the Company’s Registration Statement on Form S-1 (Registration No. 333-209940) relating to an initial public offering (“IPO”) of its common stock was declared effective by the U.S. Securities and Exchange Commission (“SEC”). On June 15, 2016, the Company completed the IPO at a price to the public of $16.00 per share. In connection with the IPO, selling stockholder CD&R Allied Holdings, L.P., (the “CD&R Investor”), an affiliate of Clayton, Dubilier & Rice, LLC (“CD&R”), sold an aggregate of 12,000,000 shares of the Company’s common stock. The CD&R Investor received all of the net proceeds and bore all commissions and discounts from the sale of the common stock. The Company did not receive any proceeds from the IPO. After the completion of the IPO, Atkore is a controlled company with CD&R retaining 80.1% of the common stock.
Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies and on the same basis as those financial statements included in the final prospectus filed with the SEC on June 9, 2016 in connection with the IPO (the "IPO Final Prospectus"), and should be read in conjunction with those unaudited condensed consolidated financial statements and the notes thereto. Certain information and disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The unaudited condensed consolidated balance sheet as of September 25, 2015 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the fiscal year ended September 25, 2015 included in the IPO Final Prospectus.
The unaudited condensed consolidated financial statements include the assets and liabilities used in operating the Company’s business. All intercompany balances and transactions have been eliminated in consolidation. The results of companies acquired or disposed of are included in the unaudited condensed consolidated financial statements from the effective date of acquisition or up to the date of disposal.
These statements include all adjustments (consisting of normal recurring adjustments) that the Company considered necessary to present a fair statement of its results of operations, financial position and cash flows. The results reported in these unaudited condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

Description of Business - The Company is a leading manufacturer of Electrical Raceway products primarily for the non-residential construction and renovation markets and Mechanical Products & Solutions for the construction and industrial markets. Electrical Raceway products form the critical infrastructure that enables the deployment, isolation and protection of a structure’s electrical circuitry from the original power source to the final outlet. MP&S frame, support and secure component parts in a broad range of structures, equipment and systems in electrical, industrial and construction applications.
Fiscal Periods - The Company has a 52- or 53-week fiscal year that ends on the last Friday in September. It is the Company’s practice to establish quarterly closings using a 4-5-4 calendar. Fiscal year 2015 was a 52-week fiscal year, which ended on September 25, 2015. Fiscal year 2016 will end on September 30, 2016, and will be a 53-week year. The Company’s fiscal quarters end on the last Friday in December, March and June.

Use of Estimates - The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclose contingent assets and liabilities at the date of the consolidated financial statements and report the associated amounts of revenues and expenses. Significant estimates and assumptions are used for, but not limited to, allowances for doubtful accounts, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, legal liabilities, income taxes and tax valuation allowances, pension and postretirement employee benefit liabilities and purchase price allocation. Actual results could differ materially from these estimates.
Fair Value Measurements - Authoritative guidance for fair value measurements establishes a three-level hierarchy that ranks the quality and reliability of information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument’s level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are summarized as follows:
Level 1-inputs are based upon quoted prices (unadjusted) in active markets for identical assets or liabilities which are accessible as of the measurement date.
Level 2-inputs are based upon quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations for the asset or liability that are derived principally from or corroborated by market data for which the primary inputs are observable, including forward interest rates, yield curves, credit risk and exchange rates.
Level 3-inputs for the valuations are unobservable and are based on management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques such as option pricing models and discounted cash flow models.
Recent Accounting Pronouncements - On May 9, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-12, "Amendments to Revenue Standard and Provides Practical Expedients," which addresses certain implementation issues related to ASU 2014-09, "Revenue from Contracts with Customers," such as collectibility, non-cash considerations and contract modifications. The revised effective date for public entities will be annual periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance and its impact on the results of operations, cash flows or financial position.
On April 14, 2016, the FASB issued ASU 2016-10, FASB Clarifies Guidance on Licensing and Identifying Performance Obligations, which amends the guidance on identifying performance obligations and the implementation guidance on licensing issued in ASU 2014-09, "Revenue from Contracts with Customers." The revised effective date for public entities will be annual periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance and its impact on the results of operations, cash flows or financial position.

2. ACQUISITIONS
From time to time the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers. The Company completed the following acquisitions for total consideration of approximately $30,440 for the nine months ended June 26, 2015. The Company did not complete any acquisitions for the nine months ended June 24, 2016.
On October 20, 2014, Atkore Plastic Pipe Corporation, a wholly-owned indirect subsidiary of the Company, acquired all of the outstanding stock of American Pipe & Plastics, Inc. (“APPI”). The aggregate purchase price was $6,572. APPI is a manufacturer of PVC conduit and is located in Kirkwood, New York. Additionally, on November 17, 2014, Atkore Steel Components, Inc., a wholly-owned indirect subsidiary of the Company, acquired most of the assets and assumed certain liabilities of Steel Components, Inc. (“SCI”). The aggregate purchase price was $23,868. SCI provides steel and malleable iron electrical fittings for steel, flexible and liquidtight conduit, as well as armored cable. SCI is located in Coconut Creek, Florida.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability. The following table summarizes the Level 3 fair values assigned to the net assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	APPI	SCI
Fair value of consideration transferred:
Cash consideration	$6,572	$23,837

Fair value of assets acquired and liabilities assumed:
Accounts receivable	1,813	4,302
Inventories	1,850	5,500
Intangible assets	480	10,600
Fixed assets	2,907	46
Accounts payable	(1,057)	(690)
Other	(808)	155
Net assets acquired	5,185	19,913
Excess purchase price attributed to goodwill acquired	$1,387	$3,924

Both acquisitions strengthen and diversify the Company’s Electrical Raceway reportable segment and its portfolio of products provided to electrical distribution customers. The Company funded both acquisitions using borrowings from AII’s asset-based credit facility (“ABL Credit Facility”). The Company recognized $1,387 and $3,924 of goodwill for APPI and SCI, respectively. See Note 6. Goodwill and Intangible Assets. Goodwill consists of the excess of the purchase price over the net of the fair value of the acquired assets and assumed liabilities, and represents the estimated economic value attributable to future operations. Goodwill recognized from the APPI acquisition is non-deductible for income tax purposes. Goodwill recognized from the SCI acquisition is tax-deductible and is amortized over 15 years for income tax purposes. The goodwill arising from both acquisitions consists largely of the synergies and economies of scale from integrating these companies with existing businesses. Due to the immaterial nature of the acquisitions, both individually, and in the aggregate, the Company has not included the full year pro-forma results of operations for the acquisition year or previous years.

The Company finalized the valuation of assets acquired and liabilities assumed during fiscal year 2015. The following table summarizes the fair value of amortizable intangible assets as of the acquisition dates:

($ in thousands)	APPI		SCI
	Fair Value	Weighted Average Useful Life (Years)	Fair Value	Weighted Average Useful Life (Years)
Amortizable intangible assets:
Customer relationships	$300	10	$7,900	8
Other	180	4	2,700	14
Total amortizable intangible assets	$480		$10,600

The SCI purchase agreement contains a provision for contingent consideration requiring the Company to pay the former owners an amount not to exceed $500 upon achieving certain performance targets. The Company recorded $190 in Accrued and other current liabilities as the best estimate of fair value of the contingent consideration on the opening balance sheet. The fair value estimate is considered a Level 3 measurement in accordance with the fair value hierarchy and the range of possible outcomes does not differ materially from the amount recorded. The performance target period of one year expired during the three months ended December 25, 2015 and the performance conditions were not met. As such, the Company recorded a reversal of the contingent liability as a component of Selling, general and administrative expense.

3. RELATED PARTY TRANSACTIONS
In December 2010, the CD&R Investor acquired a majority stake in the Company (the “CD&R Acquisition”). In connection with the CD&R Acquisition, the Company, AIH and AII entered into a consulting agreement (the “Consulting Agreement”) with CD&R. Annual consulting fees were paid to CD&R quarterly, in advance and recorded as a component of selling, general and administrative expenses in the Company's condensed consolidated statements of operations. CD&R’s annual consulting fee was $3,500. In connection with the IPO, the Company entered into an agreement with CD&R to terminate the Consulting Agreement, including the ongoing consulting fees. Pursuant to the termination agreement, the Company paid CD&R a fee of $12,800 during the three months ended June 24, 2016 and the annual consulting fee was terminated. The consulting and termination fees for the three and nine months ended June 24, 2016 were $13,675 and $15,425, respectively. Consulting fees for the three and nine months ended June 26, 2015 were $875 and $2,625, respectively.
4. INVENTORIES, NET
The Company records inventory at the lower of cost or market (primarily last in, first out, or "LIFO") or market value for a majority of the Company. Approximately 85% and 80% of the Company's inventories are valued at the lower of LIFO cost or market at June 24, 2016 and September 25, 2015, respectively. Interim LIFO determinations, including those at June 24, 2016, are based on management's estimates of future inventory levels and costs for the remainder of the current fiscal year.
As of June 24, 2016 and September 25, 2015, the excess and obsolete inventory reserve was $10,179 and $10,201, respectively. During the three and nine months ended June 24, 2016, certain inventory which had been previously adjusted downward to market value turned at its new cost basis. Additionally, market conditions for raw material prices did not require a downward adjustment for lower-of-cost-or-market.

5. PROPERTY, PLANT AND EQUIPMENT
As of June 24, 2016 and September 25, 2015, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	June 24, 2016	September 25, 2015
Land	$12,804	$13,294
Buildings and related improvements	103,215	104,315
Machinery and equipment	237,964	231,237
Leasehold improvements	5,850	5,572
Construction in progress	12,176	10,582
Property, plant and equipment	372,009	365,000
Accumulated depreciation	(162,761)	(140,716)
Property, plant and equipment, net	$209,248	$224,284
Depreciation expense for the three and nine months ended June 24, 2016 totaled $7,756 and $23,409, respectively. Depreciation expense for the three and and nine months ended June 26, 2015 totaled $9,100 and $27,598 respectively.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill - There were no changes in the carrying amount of goodwill during the nine months ended June 24, 2016.

	Segment
(in thousands)	Electrical Raceway	Mechanical Products & Solutions	Total
Balance at June 24, 2016
Goodwill	$80,564	$82,189	$162,753
Accumulated impairment losses	(3,924)	(43,000)	(46,924)
	$76,640	$39,189	$115,829

The Company assesses the recoverability of goodwill on an annual basis in accordance with ASC 350 - Intangibles - Goodwill and Other ("ASC 350"). The measurement date is the first day of the fourth fiscal quarter, or more frequently, if triggering events occur. During the nine months ended June 24, 2016 there were no triggering events as defined in ASC 350; therefore, the Company did not perform a test to assess the recoverability of goodwill.

Intangible Assets - The Company also assesses the recoverability of its indefinite-lived trade names on an annual basis or more frequently, if triggering events occur, in accordance with ASC 350. The Company uses the relief from royalty method, an income approach method, to quantify the fair value of its trade names. The measurement date is the first day of the fourth fiscal quarter, or more frequently, if triggering events occur. During the nine months ended June 24, 2016 there were no triggering events as defined by ASC 350; therefore, the Company did not perform a test to assess the recoverability of indefinite-lived intangible assets.
The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets:

		June 24, 2016			September 25, 2015
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Customer Relationships	13	$249,245	$(92,368)	$156,877	$249,245	$(77,112)	$172,133
Other	7	16,943	(7,180)	9,763	16,943	(5,781)	11,162
Total		266,188	(99,548)	166,640	266,188	(82,893)	183,295
Indefinite-lived Intangible Assets:
Trade names		93,880	—	93,880	93,880	—	93,880
Total		$360,068	$(99,548)	$260,520	$360,068	$(82,893)	$277,175
Amortization expense for the three and nine months ended June 24, 2016 was $5,566 and $16,655, respectively. Amortization expense for the three and nine months ended June 26, 2015 totaled $5,249 and $15,775, respectively. Expected amortization expense for intangible assets over the next five years and thereafter is as follows:

Remaining in 2016	$5,509
2017	21,736
2018	21,337
2019	21,181
2020	21,125
2021	20,528
Thereafter	55,224
Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, and other events.

7. ACCRUED AND OTHER CURRENT LIABILITIES
As of June 24, 2016 and September 25, 2015, accrued and other current liabilities were comprised of:

(in thousands)	June 24, 2016	September 25, 2015
Accrued compensation and employee benefits	$29,097	$31,146
Accrued transportation costs	12,991	13,627
Accrued interest	8,622	9,890
Deferred gain on sale of investment	9,088	9,121
Product liability	2,700	2,700
Accrued professional services	7,432	6,535
Accrued restructuring	709	4,413
Other	21,678	19,840
Accrued and other current liabilities	$92,317	$97,272

8. DEBT
Debt as of June 24, 2016 and September 25, 2015 was as follows:

(in thousands)	June 24, 2016	September 25, 2015
First lien loan due April 9, 2021	$411,225	$414,150
Second lien loan due October 9, 2021	229,383	248,036
Deferred financing costs	(9,137)	(11,622)
Other	—	1,644
Total debt	$631,471	$652,208
Less: Current portion	1,267	2,864
Long-term debt	$630,204	$649,344
Term Loan Facilities - On April 9, 2014, AII entered into a credit agreement for a $420,000 First Lien Term Loan Facility (the “First Lien Term Loan Facility”) and a credit agreement for a $250,000 Second Lien Term Loan Facility (the “Second Lien Term Loan Facility” and together with the First Lien Term Loan Facility, the “Term Loan Facilities”). The First Lien Term Loan Facility was priced at 99.5%, bears interest at a rate of LIBOR plus 3.5% with a LIBOR floor of 1.00%, and matures on April 9, 2021. The Second Lien Term Loan Facility was priced at 99.0%, bears interest at a rate of LIBOR plus 6.75% with a LIBOR floor of 1.00%, and matures on October 9, 2021.
The Term Loan Facilities contain customary covenants typical for this type of financing, including limitations on indebtedness, restricted payments including dividends, liens, restrictions on distributions from restricted subsidiaries, sales of assets, affiliate transactions, mergers and consolidations. The Term Loan Facilities also contain customary events of default typical for this type of financing, including, without limitation, failure to pay principal and/or interest when due, failure to observe covenants, certain events of bankruptcy, the rendering of certain judgments, or the loss of any guarantee.
On January 22, 2016, AII redeemed $17,000 of the Second Lien Term Loan Facility at a redemption price of 89.00% of the par value, and $2,000 at a redemption price of 89.75% of the par value. For the nine months ended June 24, 2016, the Company recorded a gain on the extinguishment of debt of $1,661.
As of June 24, 2016, the approximate fair value of the First Lien Term Loan Facility was $409,720 and the Second Lien Term Loan Facility was $228,782. In determining the approximate fair value of its long-term debt, the Company used the trading value among financial institutions for the Term Loan Facilities, which were classified within Level 2 of the fair value hierarchy.

ABL Credit Facility - The ABL Credit Facility has aggregate commitments of $325,000 and is guaranteed by AIH and the U.S. operating companies owned by AII. AII’s availability under the ABL Credit Facility was $244,663 and $255,755 as of June 24, 2016 and September 25, 2015, respectively. Availability under the ABL Credit Facility is subject to a borrowing base equal to the sum of 85% of eligible accounts receivable plus 80% of eligible inventory of each borrower and guarantor, subject to certain limitations. The interest rate on the ABL Credit Facility is LIBOR plus an applicable margin ranging from 1.50% to 2.00%, or an alternate base rate for U.S. Dollar denominated borrowings plus an applicable margin ranging from 0.50% to 1.00%. The ABL Credit Facility matures on October 23, 2018. There were no borrowings outstanding under the ABL Credit Facility as of June 24, 2016 and September 25, 2015, respectively.
The ABL Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. Affirmative covenants include, without limitation, the timely delivery of quarterly and annual financial statements, certifications to be made by AIH, payment of obligations, maintenance of corporate existence and insurance, notices, compliance with environmental laws, and the grant of liens. The negative covenants include, without limitation, the following: limitations on indebtedness, dividends and distributions, investments, prepayments or redemptions of subordinated indebtedness, amendments of subordinated indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and changes in charter documents. Additionally, if the availability under the ABL Credit Facility falls below certain levels, AIH would subsequently be required to maintain a minimum fixed charge coverage ratio. AII was not subject to the minimum fixed charge coverage ratio during any period subsequent to the establishment of the ABL Credit Facility.
The Company's remaining financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable.

9. INCOME TAXES

For the three months ended June 24, 2016 and June 26, 2015, the Company’s effective income tax rate attributable to income from operations before income taxes was 34.2% and (16.4)%, respectively. For the three months ended June 24, 2016, the Company's income tax expense was $10,749. For the three months ended June 26, 2015, the Company's income tax benefit was $2,683. The increase in the income tax expense for the three months ended June 24, 2016 was primarily a result of increased earnings in the U.S. which are subject to a higher tax rate, increased state income tax expense, and non-deductible transaction costs related to our IPO. Additionally, for the three months ended June 26, 2015, the income tax benefit reflects the release of indemnified liabilities.

For the nine months ended June 24, 2016 and June 26, 2015, the Company’s effective income tax rate attributable to income from operations before income taxes was 35.8% and (1.0)% respectively. For the nine months ended June 24, 2016, the Company's income tax expense was $24,093. For the nine months ended June 26, 2015, the Company's income tax benefit was $227. The increase in the income tax expense for the nine months ended June 24, 2016 is primarily a result of increased earnings in the U.S. which are subject to a higher tax rate, increased state expense, and nondeductible transactions costs related to our IPO. Additionally, for the nine months ended June 26, 2015, the income tax benefit reflects the release of indemnified liabilities.

The Company has recorded a valuation allowance against certain net operating losses in certain foreign jurisdictions.  A valuation allowance is recorded when it is determined to be more likely than not that these assets will not be fully realized in the foreseeable future. The realization of deferred tax assets is dependent upon whether the Company can generate future taxable income in the appropriate character and jurisdiction to utilize the assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods. As of June 24, 2016, the Company no longer records a valuation allowance against deferred tax assets in the Company's Asia Pacific business as a result of significant positive evidence which includes three year cumulative pretax income and expected future taxable income. As a result, the Company released a valuation allowance of $1,360 for the three months ended June 24, 2016.

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that it has determined are more likely than not to be realized upon examination. The Company records interest and penalties related to unrecognized tax benefits as a component of provision for income taxes. The partial releases of uncertain tax positions during the nine months ended June 24, 2016 resulted from audit closures and statute expirations and were not material. The Company is fully indemnified by its former parent for uncertain tax positions taken prior to December 22, 2010.

For the nine months ended June 24, 2016, the Company made no additional provision for U.S. or non-U.S. income taxes on the undistributed income of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such income is expected to be indefinitely reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such income.

10. POSTRETIREMENT BENEFITS
The Company has a number of non-contributory and contributory defined benefit retirement plans covering certain U.S. employees. Net periodic pension benefit cost is based on periodic actuarial valuations that use the projected unit credit method of calculation and is charged to the statements of operations on a systematic basis over the expected average remaining service lives of current participants. Contribution amounts are determined based on local regulations and with the assistance of professionally qualified actuaries in the countries concerned. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation.
The net periodic benefit cost for the three and nine months ended June 24, 2016 and June 26, 2015 was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Service cost	$474	$627	$1,420	$1,882
Interest cost	1,036	1,196	3,107	3,588
Expected return on plan assets	(1,580)	(1,701)	(4,738)	(5,102)
Amortization of actuarial loss	180	22	541	66
Net periodic benefit cost	$110	$144	$330	$434
The amortization of actuarial loss is included as a component of cost of sales on the Company's condensed consolidated statements of operations.
The Company contributed $26 and $252 to its pension plans during the three months ended June 24, 2016 and June 26, 2015, respectively. The Company contributed $279 and $882 to its pension plans during the nine months ended June 24, 2016 and June 26, 2015, respectively.

Multi-Employer Plan- The Company has a liability of $6,575 as of June 24, 2016 and $6,844 as of September 25, 2015 representing the Company's proportionate share of a multi-employer pension plan which was exited in a prior year.

11. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period.

The computation of diluted earnings per share includes the effect of potential common stock, if dilutive. As the Company intends to settle all employee stock options in cash, the potential issuance of shares of common stock related to these options does not affect diluted shares. There are no other potentially dilutive instruments outstanding.

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Basic and Diluted Earnings per Share Numerator:
Net income	$20,645	$19,058	$43,224	$22,096

Basic and Diluted Earnings per Share Denominator:
Weighted average shares outstanding	62,492	62,513	62,491	62,528

Basic and Diluted net income per share	$0.33	$0.30	$0.69	$0.35

12. STOCK INCENTIVE PLAN
On May 16, 2011, the Company’s Board of Directors adopted the Atkore International Group Inc. Stock Incentive Plan (the “Stock Incentive Plan”). A maximum of 8.9 million shares of common stock was reserved for issuance under the Stock Incentive Plan. The Stock Incentive Plan provided for stock purchases and grants of other equity awards, including non-qualified stock options, restricted stock, and restricted stock units, to officers, and key employees.

During the fiscal year ended September 26, 2014, the Company’s Board of Directors modified the Stock Incentive Plan. The modification provides the Company discretion to net settle stock option awards in cash. Subsequent to the modification, several former employees requested and were granted net cash settlements. The Company did not have stock option exercises prior to the fiscal year ended September 26, 2014. Consequently, the modification triggered a change from equity accounting to liability accounting for all remaining outstanding options. The fair values of outstanding options are remeasured each reporting period using the Black-Scholes model. The net settlement feature under the Stock Incentive Plan terminated in connection with the IPO.

On June 10, 2016, the Company's Board of Directors adopted the Atkore International Group Inc. 2016 Omnibus Incentive Plan ("Omnibus Incentive Plan") and terminated the Stock Incentive Plan as to future grants. Awards previously granted under the Stock Incentive Plan were unaffected by the termination of the Stock Incentive Plan. The Omnibus Incentive Plan provides for stock purchases and grants of other equity awards, including non-qualified stock options, stock purchase rights, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights ("SARs"), dividend equivalents and other stock-based awards to directors, offices, other employees and consultants. A maximum of 3.8 million shares of common stock is reserved for issuance under the Omnibus Incentive Plan.
Stock options vest ratably over five years. Compensation expense, based on the fair market value of the options, is charged to selling, general and administrative expenses over the respective vesting periods. All options and rights have a ten year life.

Prior to the IPO, the Company utilized equity valuations based on comparable publicly-traded companies, discounted free cash flows, an analysis of the Company's enterprise value and any other factors deemed relevant in estimating the fair value of the common stock. Subsequent to the IPO, the Company has used the closing price of its common stock on the New York Stock Exchange ("NYSE") as the fair value of its common stock.
The assumptions used for re-measurement as of June 24, 2016 were as follows:

Nine months ended June 24, 2016
Expected dividend yield	—%
Expected volatility	35%
Range of risk free interest rates	0.66% - 1.28%
Range of expected option lives	2.14 - 6.46 years
Range of fair values per option	$6.07 - $10.00
Fair value of common stock	$16.07
The expected life of options represents the weighted-average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and expected exercise patterns. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. Expected volatility is based on historical volatilities of comparable companies. Dividends are not paid on common stock.

Stock option activity for the period September 25, 2015 to June 24, 2016 was as follows:

(share amounts in thousands)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of September 25, 2015	6,746	$7.70	7.4
Granted	34	13.62	10
Exercised	(18)	7.86	—
Forfeited	(80)	8.27	—
Outstanding as of June 24, 2016	6,682	7.73	6.5
Vested as of June 24, 2016	3,937	7.52	6.0
There were 6.7 million and 6.7 million options issued and outstanding under the Omnibus Incentive Plan and the Stock Incentive Plan as of June 24, 2016 and September 25, 2015, respectively. Compensation expense related to stock-based compensation plans was $4,854 and $661 for the three months ended June 24, 2016 and June 26, 2015, respectively due to an increase in the estimated fair value of a share of the Company's common stock. Compensation expense related to stock-based compensation plans was $16,897 and $2,462 for the nine months ended June 24, 2016 and June 26, 2015, respectively due to an increase in the estimated fair value of a share of the Company's common stock. Compensation expense is included in selling, general and administrative expenses.
The number of options exercised during the nine months ended June 24, 2016 and June 26, 2015 were 18 thousand and 220 thousand, respectively. The amount of cash the Company paid to settle the options exercised during the nine months ended June 24, 2016 and June 26, 2015 was $43 and $544, respectively.
As of June 24, 2016, there was $19,561 of total unrecognized compensation expense related to non-vested options granted. The compensation expense is expected to be recognized over a weighted-average period of approximately 2.3 years.

13. FAIR VALUE MEASUREMENTS
Authoritative guidance for fair value measurements establishes a three-level hierarchy that ranks the quality and reliability of information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument’s level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are summarized as follows:
Level 1-inputs are based upon quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible as of the measurement date.
Level 2-inputs are based upon quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations for the asset or liability that are derived principally from or corroborated by market data for which the primary inputs are observable, including forward interest rates, yield curves, credit risk and exchange rates.
Level 3-inputs for the valuations are unobservable and are based on management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques such as option pricing models and discounted cash flow models.
Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities to be adjusted to fair value on a recurring basis are cash equivalents and assets held for sale.
The Company separately discloses the fair value of any debt-related obligations within "Note 8. Debt".
The Company valued assets held for sale based upon the estimated sales price less costs to dispose as of June 24, 2016 and September 25, 2015. Selling price is estimated based on market transactions for similar assets. The significant unobservable input used in the fair value measurement of our assets held for sale is the estimated selling price. Changes in the estimated selling price would not have a significant impact on the estimated fair value.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of June 24, 2016 and September 25, 2015 in accordance with the fair value hierarchy:

	June 24, 2016			September 25, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$108,026	$—	$—	$54,032	$—	$—
Assets held for sale	—	—	8,474	—	—	3,313
The Company did not have any non-recurring fair value measurements as of June 24, 2016 or September 25, 2015.

14. RESTRUCTURING CHARGES

The remaining liability for restructuring reserves as of June 24, 2016 are included within accrued and other current liabilities in the Company’s condensed consolidated balance sheets as follows:

	Electrical Raceway	Mechanical Products & Solutions		Corporate
(in thousands)	Severance	Severance	Other	Severance	Other	Total
Balance as of September 25, 2015	$—	$3,717	$620	$15	$61	$4,413
Charges	28	630	1,694	—	228	2,580
Utilization	(28)	(4,098)	(1,773)	(12)	(183)	(6,094)
Reversals / exchange rate effects	—	(139)	(51)	—	—	(190)
Balance as of June 24, 2016	$—	$110	$490	$3	$106	$709

During the three and nine months ended June 24, 2016, the Company recorded $326 and $2,395, respectively of severance-related and other charges related to the exit of its Fence and Sprinkler steel pipe and tube product lines ("Fence and Sprinkler") and the closure of a facility in Philadelphia, PA. During the three and nine months ended June 26, 2015, the Company recorded $475 and $642, respectively of severance-related and other charges. Restructuring charges are included as a component of selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

15. COMMITMENTS AND CONTINGENCIES
The Company has obligations related to commitments to purchase certain goods. As of June 24, 2016, such obligations were $78,968 for the rest of fiscal year 2016, $3,455 for year two and $1,360 thereafter. These amounts represent open purchase orders for materials used in production.
Legal Contingencies-The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd. ("Tyco"), including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company’s anti-microbial coated steel sprinkler pipe (“ABF”), which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride (“CPVC”) and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which we refer to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company’s product liability reserve related to Special Products Claims matters were $2,428 and $2,783 as of June 24, 2016 and September 25, 2015, respectively. The Company separately reserves for other product liability matters that do not involve Special Products Claims. The Company’s other product liability reserves were $3,276 and $2,666 as of June 24, 2016 and September 25, 2015, respectively. The Company believes that the range of probable losses for Special Products Claims and other product liabilities is between $3,000 and $10,000.

On November 16, 2015, the Company was served with a Special Products Claim, Wind Condominium Association, Inc., et al. v. Allied Tube & Conduit Corporation, et al., a putative class action claim filed on November 16, 2015 in the Southern District of Florida which defines a "National Class" and a "Florida Subclass" consisting of all condominium associations and building owners who had ABF and/or ABF II installed in combination with CPVC from January 1, 2003 through December 31, 2010 nationwide and in Florida, respectively. The plaintiffs seek to recover monetary damages for the replacement and repair of fire suppression systems and any damaged real property or personal property, as well as consequential and incidental damages. At this time, the Company does not expect the outcome of the Special Products Claims proceedings, or any other proceeding, either individually or in the aggregate, to have a material adverse effect on its business, financial condition, results of operations or cash flows, and the Company believes that its reserves are adequate for all claims, including for Special Products Claims contingencies. However, it is possible that additional reserves could be required in the future that could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. This additional loss or range of losses cannot be recorded at this time, as it is not reasonably estimable.
In addition to the matters discussed above, from time to time, the Company is subject to a number of disputes, administrative proceedings and other claims arising out of the ordinary conduct of the Company’s business. These matters generally relate to disputes arising out of the use or installation of the Company’s products, product liability litigation, contract disputes, patent infringement accusations, employment matters and similar matters. On the basis of information currently available to the Company, it does not believe that existing proceedings and claims will have a material adverse effect on its business, financial condition, results of operations or cash flows. However, litigation is unpredictable, and the Company could incur judgments or enter into settlements for current or future claims that could adversely affect its business, financial condition, results of operations or cash flows. The Company also has legal liabilities related to non-product liability matters totaling $2,617 as of June 24, 2016.
16. GUARANTEES
The Company has outstanding letters of credit totaling $7,310 supporting workers’ compensation and general liability insurance policies, and $1,500 supporting foreign lines of credit. The Company also has outstanding letters of credit totaling $9,121 as collateral for four advance payments it has received pursuant to the sale of its minority ownership share in Abahsain-Cope Saudi Arabia Ltd. Pursuant to this matter, the Company received all four payments as of September 25, 2015. The bank guarantees will be canceled when the transfer of ownership is complete. As of June 24, 2016, the risk and title transfer was not complete. The Company also has surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $15,389 as of June 24, 2016.

In disposing of assets or businesses, the Company often provides representations, warranties and indemnities to cover various risks including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the Company has no reason to believe that these uncertainties would have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
In the normal course of business, the Company is liable for product performance and contract completion. In the opinion of management, such obligations will not have a material adverse effect the Company’s business, financial condition, results of operations or cash flows.

17. ASSETS HELD FOR SALE

(in thousands)	June 24, 2016	September 25, 2015
Assets held for sale	$8,474	$3,313
During the three months ended June 24, 2016, the Company actively marketed equipment in its manufacturing facility located in Philadelphia, PA which the Company exited in the fourth quarter of fiscal 2015. The assets were written-down to fair value during the fiscal year ended September 25, 2015 and recorded as property, plant and equipment on the Company's condensed consolidated balance sheet. The equipment met all of the held for sale criteria in accordance with ASC 360 - Property, Plant and Equipment during the three months ended June 24, 2016. Consequently, the Company classified the assets as assets held for sale on the Company's condensed consolidated balance sheet. The total carrying value of the assets was $1,811.

During the three months ended December 25, 2015, the Company exited a manufacturing facility located in Philadelphia, PA. As of December 25, 2015, the Company did not meet all of the held for sale criteria in accordance with ASC 360 - Property, Plant and Equipment. Consequently, the Company classified the property and the associated land value as assets held for sale on the Company's condensed consolidated balance sheet. The total carrying value of the land and property was $3,350.
In a prior fiscal year, the Company entered into a share purchase agreement pursuant to which the Company would sell its minority ownership share in Abahsain-Cope Saudi Arabia Ltd. for cash consideration of approximately $10,000, which was paid into an escrow account in May 2012. All amounts paid into the escrow account have been distributed and the account has been closed. The total carrying value of the investment is $3,313. The Company will recognize the gain on the sale when transfer of ownership is completed.

18. SEGMENT INFORMATION
The Company has two operating segments, which are also its reportable segments. The Company’s operating segments are organized based upon primary market channels and, in most instances, the end use of products.
Through its Electrical Raceway segment, the Company manufactures products that deploy, isolate and protect a structure’s electrical circuitry from the original power source to the final outlet. These products, which include electrical conduit, armored cable, cable trays, mounting systems and fittings, are critical components of the electrical infrastructure for new construction and maintenance, repair and remodel (“MR&R”) markets. The vast majority of the Company’s Electrical Raceway net sales are made to electrical distributors, who then serve electrical contractors and the Company considers both to be customers.
Through the MP&S segment, the Company provides products and services that frame, support and secure component parts in a broad range of structures, equipment and systems in electrical, industrial and construction applications. The Company’s principal products in this segment are metal framing products and in-line galvanized mechanical tube. Through its metal framing business, the Company designs, manufactures and installs metal strut and fittings used to assemble mounting structures that support heavy equipment and electrical content in buildings and other structures.

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the sum of income (loss) from operations before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, gain on extinguishment of debt, interest expense, net, restructuring and impairments, net periodic pension benefit cost, stock-based compensation, legal settlements, ABF product liability impact, consulting fees, transaction costs and other items, such as lower of cost or market inventory adjustments and the impact of foreign exchange gains or losses related to our divestiture in Brazil and the impact from the Fence and Sprinkler exit.

Intersegment transactions primarily consist of product sales at designated transfer prices on an arms-length basis. Gross profit earned and reported within the segment is eliminated in the Company’s consolidated results. Certain manufacturing and distribution expenses are allocated between the segments due to the shared nature of activities. Recorded amounts represent a proportional amount of the quantity of product produced for each segment.

	Three months ended
	June 24, 2016			June 26, 2015
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$259,270	$556	$52,438	$251,517	$351	$31,100
Mechanical Products & Solutions	136,454	28	$23,024	180,850	13	$22,301
Eliminations	—	(584)		—	(364)
Consolidated operations	$395,724	$—		$432,367	$—

	Nine months ended
	June 24, 2016			June 26, 2015
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$713,410	$1,314	$129,057	$750,384	$599	$73,780
Mechanical Products & Solutions	393,735	94	$64,725	540,970	241	$52,857
Eliminations	—	(1,408)		—	(840)
Consolidated operations	$1,107,145	$—		$1,291,354	$—

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income from operations before income taxes:

	Three Months Ended		Nine Months Ended
(in thousands)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Operating segment Adjusted EBITDA
Electrical Raceway	$52,438	$31,100	$129,057	$73,780
Mechanical Products & Solutions	23,024	22,301	64,725	52,857
Total	75,462	53,401	193,782	126,637
Unallocated expenses (a)	(8,238)	(6,713)	(20,144)	(16,686)
Depreciation and amortization	(13,322)	(14,349)	(40,064)	(43,373)
Interest expense, net	(10,169)	(11,212)	(30,617)	(33,624)
Gain on extinguishment of debt	—	—	1,661	—
Restructuring & impairments	(326)	(475)	(2,395)	(642)
Net periodic pension benefit cost	(110)	(145)	(330)	(434)
Stock-based compensation	(4,854)	(661)	(16,897)	(2,462)
ABF product liability impact	(212)	(561)	(637)	(1,683)
Legal settlements	(1,300)	—	(1,300)	—
Consulting fee	(13,675)	(875)	(15,425)	(2,625)
Transaction costs	(1,917)	(2,876)	(5,348)	(4,030)
Other	10,055	(2,560)	5,842	(4,330)
Impact of Fence and Sprinkler exit	—	3,401	(811)	5,121
Income from operations before income taxes	$31,394	$16,375	$67,317	$21,869

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward- looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Forward-Looking Statements” and the section entitled “Risk Factors” included in the IPO Final Prospectus filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission (the "SEC") on June 10, 2016 (Registration No. 333-209940).
Overview
Atkore International Group Inc. (collectively with all its subsidiaries referred to in this Quarterly Report on Form 10-Q as “Atkore,” the “Company,” “we,” “us” and “our”) owns 100% of Atkore International Holdings Inc. (“AIH”), which in turn is the sole owner of Atkore International, Inc. (“AII”).
We are a leading manufacturer of Electrical Raceway products primarily for the non-residential construction and renovation markets and Mechanical Products and Solutions ("MP&S") for the construction and industrial markets. Electrical Raceway products form the critical infrastructure that enables the deployment, isolation and protection of a structure’s electrical circuitry from the original power source to the final outlet. MP&S frame, support and secure component parts in a broad range of structures, equipment and systems in electrical, industrial and construction applications. We believe we hold #1 or #2 positions in the United States by net sales in the vast majority of our products. The quality of our products, the strength of our brands and our scale and national presence provide what we believe to be a unique set of competitive advantages that position us for profitable growth.
On June 9, 2016, the Company’s Registration Statement on Form S-1 (Registration No. 333-209940) relating to an initial public offering ("IPO") of our common stock was declared effective by the SEC. On June 15, 2016, we completed the IPO at a price to the public of $16.00 per share. In connection with the IPO, CD&R Allied Holdings, L.P. (the "CD&R Investor"), an affiliate of Clayton Dubilier & Rice ("CD&R") sold an aggregate of 12,000,000 shares of our common stock. The CD&R Investor received all of the net proceeds and bore all commissions and discounts from the sale of our common stock. We did not receive any proceeds from the IPO.
Key Components of Results of Operations
Net sales
Net sales represents external sales of Electrical Raceway products to the non-residential construction and maintenance, repair and remodel ("MR&R") markets and MP&S products and solutions to the commercial and industrial markets. Net sales includes gross product sales and freight billed to our customers, net of allowances for rebates, sales incentives, trade promotions, product returns and discounts.
Adjusted net sales
We present Adjusted net sales to facilitate comparisons of reported net sales from period to period within our MP&S segment. In August 2015, we announced plans to exit Fence and Sprinkler in order to re-align our long-term strategic focus. These product lines were discontinued during the first quarter of fiscal 2016.
We define Adjusted net sales as reported net sales excluding net sales directly attributable to Fence and Sprinkler. We believe Adjusted net sales is useful for investors because management uses Adjusted net sales to evaluate our ongoing business operations, which no longer include Fence and Sprinkler. Adjusted net sales has limitations as an analytical tool, and should not be considered in isolation or as an alternative to measures based on accounting principles generally accepted in the United States of America ("GAAP"), such as net sales or other financial statement data presented in our consolidated financial statements as an indicator of revenue. Because Adjusted net sales is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted net sales, as presented, may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of net sales to Adjusted net sales for the three and nine months ended June 24, 2016 and June 26, 2015:

	Three Months Ended		Nine months ended
($ in thousands)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net sales	$395,724	$432,367	$1,107,145	$1,291,354
Impact of Fence and Sprinkler exit	—	(45,298)	(7,816)	(137,160)
Adjusted net sales	$395,724	$387,069	$1,099,329	$1,154,194
Cost of sales
Cost of sales includes all costs directly related to the production of goods for sale. These costs include direct material, direct labor, production related overheads, excess and obsolescence costs, lower-of-cost-or-market provisions, freight and distribution costs and the depreciation and amortization of assets directly used in the production of goods for sale.
Gross profit
Gross profit represents the difference between our net sales and cost of sales.
Selling, general and administrative expenses
Selling, general and administrative costs includes payroll related expenses including salaries, wages, employee benefits, payroll taxes, variable cash compensation for both administrative and selling personnel and consulting and professional services fees and other recurring costs as we prepare to be a public company. Also included are compensation expense for share-based awards, restructuring-related charges, third-party professional services and translation gains or losses for foreign currency transactions.
Adjusted EBITDA and Adjusted EBITDA Margin
We use Adjusted EBITDA and Adjusted EBITDA Margin in evaluating the performance of our business. We use Adjusted EBITDA and Adjusted EBITDA Margin in the preparation of our annual operating budgets and as indicators of business performance. We believe Adjusted EBITDA and Adjusted EBITDA Margin allow us to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance.
We define Adjusted EBITDA as net income before: depreciation and amortization, gain on extinguishment of debt, interest expense (net), income tax expense (benefit), restructuring and impairments, net periodic pension benefit cost, stock-based compensation, impact from anti-microbial coated sprinkler pipe, or “ABF,” product liability, legal settlements, consulting fees, transaction costs, other items, and the impact from our Fence and Sprinkler exit. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business.
We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Adjusted net sales. Adjusted EBITDA is not considered a measure of financial performance under GAAP and the items excluded therefrom are significant components in understanding and assessing our financial performance. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as an alternative to such GAAP measures as net income (loss), cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our consolidated financial statements as an indicator of financial performance or liquidity. Some of these limitations are:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;

•	Adjusted EBITDA does not reflect interest expense, or the requirements necessary to service interest or principal payments on debt;

•	Adjusted EBITDA does not reflect income tax expense (benefit) or the cash requirements to pay taxes;

•	Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and

•
although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

Because Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net income to Adjusted EBITDA for the three and nine months ended June 24, 2016 and June 26, 2015:

	Three Months Ended		Nine months ended
(in thousands)	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Net income	$20,645	$19,058	$43,224	$22,096
Depreciation and amortization	13,322	14,349	40,064	43,373
Gain on extinguishment of debt	—	—	(1,661)	—
Interest expense, net	10,169	11,212	30,617	33,624
Income tax expense (benefit)	10,749	(2,683)	24,093	(227)
Restructuring & impairments (a)	326	475	2,395	642
Net periodic pension benefit cost (b)	110	144	330	434
Stock-based compensation (c)	4,854	661	16,897	2,462
ABF product liability impact (d)	212	561	637	1,683
Consulting fee (e)	13,675	875	15,425	2,625
Legal settlements (f)	1,300	—	1,300	—
Transaction costs (g)	1,917	2,876	5,348	4,030
Other (h)	(10,055)	2,560	(5,842)	4,330
Impact of Fence and Sprinkler exit (i)	—	(3,401)	811	(5,121)
Adjusted EBITDA	$67,224	$46,687	$173,638	$109,951

(a) Restructuring amounts represent exit or disposal costs including termination benefits and facility closure costs. Impairment amounts represent write-downs of goodwill, intangible assets and/or long-lived assets. See "Note 6. Goodwill and Intangible Assets" and "Note 14. Restructuring Charges" to our unaudited condensed consolidated financial statements for further detail.
(b) Represents pension costs in excess of cash funding for pension obligations in the period. See "Note 10. Postretirement Benefits" to our unaudited condensed consolidated financial statements for further detail.
(c) Represents stock-based compensation expenses related to option awards and restricted stock units. See "Note 12. Stock Incentive Plan" to our unaudited condensed consolidated financial statements for further detail.
(d) Represents changes in our estimated exposure to ABF matters. See "Note 15. Commitments and Contingencies" to our unaudited condensed consolidated financial statements for further detail.
(e) Represents amounts paid to CD&R. See "Note 3. Related Party Transactions" to our unaudited condensed consolidated financial statements for further detail.
(f) Represents gain (loss) recognized in litigation settlements. See "Note 15. Commitments and Contingencies" to our unaudited condensed consolidated financial statements for further detail.
(g) Represents expenses related to our IPO and acquisition and divestiture-related activities.
(h) Represents other items, such as lower-of-cost-or-market inventory adjustments and the impact of foreign exchange gains or losses related to our divestiture in Brazil.
(i) Represents historical performance of Fence and Sprinkler and related operating costs.

Results of Operations
The results of operations for the three and nine months ended June 24, 2016 and June 26, 2015 were as follows:

	Three Months Ended				Nine months ended
($ in thousands)	June 24, 2016	June 26, 2015	Change	% Change	June 24, 2016	June 26, 2015	Change	% Change
Net sales	$395,724	$432,367	$(36,643)	(8.5)%	$1,107,145	$1,291,354	$(184,209)	(14.3)%
Cost of sales	284,203	353,619	(69,416)	(19.6)%	831,805	1,089,395	(257,590)	(23.6)%
Gross profit	111,521	78,748	32,773	41.6%	275,340	201,959	73,381	36.3%
Selling, general and administrative	64,392	45,912	18,480	40.3%	162,412	130,691	31,721	24.3%
Intangible asset amortization	5,566	5,249	317	6.0%	16,655	15,775	880	5.6%
Operating income	41,563	27,587	13,976	50.7%	96,273	55,493	40,780	73.5%
Interest expense, net	10,169	11,212	(1,043)	(9.3)%	30,617	33,624	(3,007)	(8.9)%
Gain on extinguishment of debt	—	—	—	*	(1,661)	—	(1,661)	*
Income from operations before income taxes	31,394	16,375	15,019	91.7%	67,317	21,869	45,448	207.8%
Income tax expense (benefit)	10,749	(2,683)	13,432	*	24,093	(227)	24,320	*
Net income	$20,645	$19,058	$1,587	8.3%	$43,224	$22,096	$21,128	95.6%
Non-GAAP financial data
Adjusted net sales	$395,724	$387,069	$8,655	2.2%	$1,099,329	$1,154,194	$(54,865)	(4.8)%
Adjusted EBITDA	$67,224	$46,687	$20,537	44.0%	$173,638	$109,951	$63,687	57.9%
Adjusted EBITDA Margin	17.0%	12.1%			15.8%	9.5%
* Not meaningful
Net sales
Net sales decreased $36.6 million, or 8.5% to $395.7 million for the three months ended June 24, 2016 compared to $432.4 million for the three months ended June 26, 2015. The decrease was primarily due to declines in sales of $45.3 million related to the Fence and Sprinkler exit announced in the fourth quarter of fiscal 2015. These product lines were fully discontinued in the first quarter of fiscal 2016. Sales further decreased $8.3 million due to lower net average selling prices which were impacted as a result of lower raw material prices during the period, $1.8 million due to the impact of a stronger U.S. dollar on reported foreign currency sales and $1.6 million due to decreased freight revenue. Partially offsetting these decreases was a $20.4 million increase in the volume sold of the PVC electrical conduit and fittings products, metal electrical conduit and fittings products, armored cable and fittings products, international sales and construction services due to higher demand for those products and services.
Net sales decreased $184.2 million, or 14.3% to $1,107.1 million for the nine months ended June 24, 2016 compared to $1,291.4 million for the nine months ended June 26, 2015. The decrease was primarily due to declines in sales of $129.3 million related to the Fence and Sprinkler exit, $46.1 million due to lower average selling prices which were impacted as a result of lower raw material prices, $7.4 million due to the impact of a stronger U.S. dollar and $2.7 million of decreased freight revenue. Lastly, net sales declined $1.9 million due to lower volume. Volume declined primarily due to a change in the mix of our armored cable and fittings products and our metal electrical conduit and fittings products to focus on higher margin products as part of our pricing strategy, which resulted in us accepting fewer orders from these product categories during the first half of the fiscal year. These declines were partially offset by $3.2 million of increased sales from our APPI and SCI businesses which were acquired in the first quarter of fiscal 2015.

Cost of sales
Cost of sales decreased by $69.4 million, or 19.6% to $284.2 million for the three months ended June 24, 2016 compared to $353.6 million for the three months ended June 26, 2015. The decrease was primarily due to lower costs resulting from the Fence and Sprinkler exit of $42.9 million and lower material costs of $26.0 million across all of our other product categories. Certain inventory, which had been previously adjusted downward to market value, turned at its new cost basis, which favorably impacted cost of sales by $10.2 million during the three months ended June 24, 2016 as compared to the three months ended June 26, 2015. Additionally, freight and warehouse costs declined $4.0 million due to our use of alternate modes and methods of transportation which provided cost savings, as well as lower overall fuel charges. Our depreciation expense decreased by $1.6 million primarily due to property, plant, and equipment, which we ceased using in the fourth quarter of 2015 related to the exit of a manufacturing facility located in Philadelphia, PA. These assets are considered held for sale at fair value for which we stopped depreciation. Lastly, a stronger U.S. dollar provided a favorable foreign currency translation impact, lowering cost of sales by $1.5 million. Partially offsetting these declines in cost of sales were increased costs of $16.8 million due to higher volume of certain products.
Cost of sales decreased by $257.6 million, or 23.6% to $831.8 million for the nine months ended June 24, 2016 compared to $1,089.4 million for the nine months ended June 26, 2015. The decrease was primarily due to $127.9 million resulting from the Fence and Sprinkler exit, $103.0 million of lower material costs and $9.2 million of lower freight and warehouse costs due to our use of alternate modes and methods of transportation which provided cost savings as well as lower overall fuel charges. Certain inventory, which had been previously adjusted downward to market value, turned at its new cost basis, which favorably impacted cost of sales by $8.5 million during the nine months ended June 24, 2016 as compared to June 26, 2015. Additionally, cost of sales decreased due to a favorable foreign exchange impact of $6.1 million due to the strengthening of the U.S. dollar, $4.9 million from lower depreciation expense primarily due to property, plant, and equipment which we ceased using in the fourth quarter of 2015 related to the exit of a manufacturing facility located in Philadelphia, PA. These assets are considered held for sale at fair value for which we stopped depreciation. Lastly, cost of sales decreased $2.0 million from lower volume related to the changes in the product mix of our products sold. These decreases were partially offset by $2.9 million of increased costs from our APPI and SCI businesses and increased other miscellaneous costs of $1.1 million.
Gross profit
Gross profit increased by $32.8 million, or 41.6% to $111.5 million for the three months ended June 24, 2016 compared to $78.7 million for the three months ended June 26, 2015. The net increase was primarily attributable to the benefit of material costs declining in excess of the decline in sales prices, higher volume, and lower freight and warehouse costs, offset in part by the impact of our Fence and Sprinkler exit.
Gross profit increased by $73.4 million, or 36.3% to $275.3 million for the nine months ended June 26, 2015 compared to $202.0 million for the nine months ended June 26, 2015. The net increase was primarily attributable to the benefit of passing through raw material input costs and to earn a premium due to our service levels, including product availability, delivery and our ability to co-load and ship multiple products from a single order. We also experienced lower freight and warehouse costs and contribution received from our acquisitions of APPI and SCI. This increase in gross profit was offset in part by the impact of our Fence and Sprinkler exit.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $18.5 million, or 40.3% to $64.4 million for the three months ended June 24, 2016 compared to $45.9 million for the three months ended June 26, 2015. The increase was primarily due to the payment of a fee to CD&R of $12.8 million to terminate our consulting agreement with CD&R in connection with our IPO. We recorded incremental stock-based compensation expense of $4.2 million to revalue our outstanding stock option awards. Our stock-based awards are accounted for as liability awards and require mark-to-market adjustments each period to account for the fair value of the awards. We also recorded increased expenses of $2.3 million across a variety of expense categories and transaction costs in connection with our IPO of $2.1 million which primarily consisted of accounting, legal and other professional fees. Partially offsetting these increases was a reduction in non-IPO related transaction costs of $2.9 million.
Selling, general and administrative expenses increased $31.7 million, or 24.3% to $162.4 million for the nine months ended June 24, 2016 compared to $130.7 million for the nine months ended June 26, 2015. The increase was primarily due to incremental stock-based compensation expense of $14.4 million to revalue our outstanding stock option awards. Additionally, we paid a fee to CD&R of $12.8 million to terminate our consulting agreement with CD&R in connection with our IPO. We also recorded transaction costs in connection with our IPO of $5.4 million which primarily consisted of accounting, legal and other professional fees and increased expenses of $2.3 million across a variety of expense categories. Partially offsetting these increases was a reduction in non-IPO related transaction costs of $3.2 million.

Intangible asset amortization
Intangible asset amortization expenses increased $0.3 million, or 6.0%, to $5.6 million for the three months ended June 24, 2016, compared to $5.2 million for the three months ended June 26, 2015. The increase was due to current year amortization arising from intangible assets acquired in connection with the purchases of APPI and SCI.
Intangible asset amortization expenses increased $0.9 million, or 5.6%, to $16.7 million for the nine months ended June 24, 2016, compared to $15.8 million for the nine months ended June 26, 2015. The increase was due to current year amortization arising from intangible assets acquired in connection with the purchases of APPI and SCI.
Operating income
Operating income increased $14.0 million, or 50.7%, to $41.6 million for the three months ended June 24, 2016 compared to $27.6 million for the three months ended June 26, 2015. The increase was due primarily to expanded gross profit of $32.8 million offset in part by an increase in selling, general, and administrative expenses of $18.5 million and intangible asset amortization of $0.3 million.
Operating income increased $40.8 million or 73.5% to $96.3 million for the nine months ended June 24, 2016 compared to $55.5 million for the nine months ended June 26, 2015. The increase was due primarily to expanded gross profit of $73.4 million offset in part by an increase in selling, general, and administrative expenses of $31.7 million and intangible asset amortization of $0.9 million.
Interest expense, net
Interest expense, net, decreased $1.0 million, or 9.3% to $10.2 million for the three months ended June 24, 2016 compared to $11.2 million for the three months ended June 26, 2015. Interest expense, net, decreased $3.0 million, or 8.9% to $30.6 million for the nine months ended June 24, 2016 compared to $33.6 million for the nine months ended June 26, 2015. These decreases were due primarily to higher interest expense in fiscal year 2015 from borrowings against the asset-based credit facility ("ABL Credit Facility"). There were no amounts outstanding under the ABL Credit Facility during the three and nine months ended June 24, 2016. Additionally, interest expense decreased due to the redemption of $17.0 million of the Second Lien Term Loan Facility during the nine months ended June 24, 2016.
Gain on extinguishment of debt
On January 22, 2016, AII redeemed $17.0 million outstanding under the Second Lien Term Loan Facility at a redemption price of 89.00% of the par value, and $2.0 million at a redemption price of 89.75% of the par value. We recorded a gain on the extinguishment of debt of $1.7 million during the three months ended March 25, 2016. There were no gains or losses recorded during the three months ended June 24, 2016 or nine months ended June 26, 2015.
Income tax expense (benefit)
For the three months ended June 24, 2016, our income tax expense was $10.7 million. For the three months ended June 26, 2015, our income tax benefit was $2.7 million. The increase in the income tax expense for the three months ended June 24, 2016 was primarily a result of increased earnings in the U.S. which are subject to a higher tax rate, increased state tax expense and non-deductible transaction costs related to our IPO. Additionally, for the three months ended June 26, 2015, the income tax benefit reflects the release of indemnified liabilities.
For the nine months ended June 24, 2016, our income tax expense was $24.1 million. For the nine months ended June 26, 2015, our income tax benefit was $0.2 million. The increase in the income tax expense for the nine months ended June 24, 2016 was primarily a result of increased earnings in the U.S. which are subject to a higher tax rate, increased state tax expense and non-deductible transactions costs related to our IPO. Additionally, for the nine months ended June 26, 2015, the income tax benefit reflects the release of indemnified liabilities.

Net income
Net income increased by $1.6 million, or 8.3% to $20.6 million for the three months ended June 24, 2016 compared to $19.1 million for the three months ended June 26, 2015. The increase was due to higher operating income before taxes of $14.0 million and lower interest expense of $1.0 million offset partially by an increase in income tax expenses of $13.4 million.
Net income increased by $21.1 million, or 95.6% to $43.2 million for the nine months ended June 24, 2016 compared to $22.1 million for the nine months ended June 26, 2015. The increase was due to increased operating income before taxes of $40.8 million. Additionally, the redemption of $17.0 million outstanding under the Second Lien Term Loan Facility resulted in lower interest expense of $3.0 million and a gain on extinguishment of debt of $1.7 million. The increase to net income was partially offset partially by an increase in income tax expense of $24.3 million.
Adjusted EBITDA
Adjusted EBITDA increased by $20.5 million, or 44.0% for the three months ended June 24, 2016 and $63.7 million, or 57.9% for the nine months ended June 24, 2016. The increase was due primarily to higher volume at higher gross margins. Our average raw material prices decreased approximately 27% for the three and nine months ended June 24, 2016 compared to the same periods in the prior year. Our strategic pricing initiatives allow us to pass through raw material input costs and to earn a premium from meeting customer expectations of product availability, delivery service, levels and co-loading capabilities. Additionally, Adjusted EBITDA increased due to improved productivity in manufacturing and lower freight and warehouse costs due to process improvements.

Segment results

Electrical Raceway

	Three Months Ended				Nine months ended
($ in thousands)	June 24, 2016	June 26, 2015	Change	% Change	June 24, 2016	June 26, 2015	Change	% Change
Net sales	$259,826	$251,868	$7,958	3.2%	$714,724	$750,983	$(36,259)	(4.8)%
Adjusted EBITDA	$52,438	$31,100	$21,338	68.6%	$129,057	$73,780	$55,277	74.9%
Adjusted EBITDA margin	20.2%	12.3%			18.1%	9.8%

Net sales

Net sales increased $8.0 million, or 3.2%, to $259.8 million for the three months ended June 24, 2016 compared to $251.9 million for the three months ended June 26, 2015. The increase was due primarily to higher net volume of $13.4 million related to increases in our PVC electrical conduit and fittings products, metal electrical conduit and fittings products and armored cable product categories. Partially offsetting these increases were lower average selling prices of $5.0 million and a negative foreign currency translation impact of $0.4 million due to a strengthened U.S. dollar.

Net sales declined $36.3 million, or 4.8%, to $714.7 million for the nine months ended June 24, 2016 compared to$751.0 million for the nine months ended June 26, 2015. The decrease was due primarily to lower average selling prices of $32.4 million and lower volume of $4.7 million primarily due to a change in the mix of our armored cable and fittings products and our metal electrical conduit and fittings products to focus on higher margin products as part of our pricing strategy, which resulted in us accepting fewer orders from these product categories during the first half of the year. Additionally, net sales declined due to negative foreign currency translation impact of $2.5 million due to a strengthened U.S. dollar. This decrease is offset in part by increased sales of $3.2 million from our APPI and SCI businesses and lower freight revenue of $0.1 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 24, 2016 increased $21.3 million, or 68.6%, to $52.4 million from $31.1 million. Adjusted EBITDA for the nine months ended June 24, 2016 increased $55.3 million, or 74.9%, to $129.1 million from $73.8 million.The primary driver of the year-over-year improvements was gross profit expansion due to our ability to execute our strategic pricing strategy which includes improved delivery, quality and service.

Mechanical Products & Solutions

	Three Months Ended				Nine months ended
($ in thousands)	June 24, 2016	June 26, 2015	Change	% Change	June 24, 2016	June 26, 2015	Change	% Change
Net sales	$136,482	$180,863	$(44,381)	(24.5)%	$393,829	$541,211	$(147,382)	(27.2)%
Impact of Fence and Sprinkler exit		(45,298)	45,298	*	(7,816)	(137,160)	129,344	*
Adjusted net sales	$136,482	$135,565	$917	0.7%	$386,013	$404,051	$(18,038)	(4.5)%
Adjusted EBITDA	$23,024	$22,301	$723	3.2%	$64,725	$52,857	$11,868	22.5%
Adjusted EBITDA margin	16.9%	16.5%			16.8%	13.1%
* Not meaningful

Net sales

Net sales declined $44.4 million, or 24.5%, for the three months ended June 24, 2016 to $136.5 million compared to $180.9 million for the three months ended June 26, 2015. The decrease was primarily due to declines in sales of $45.3 million related to the Fence and Sprinkler exit. Net sales further declined $3.0 million due to lower average selling prices, $1.6 million from lower freight revenue and $1.5 million due to negative foreign currency translation impact from a strengthened U.S. dollar. Partially offsetting the declines was higher volume of $7.0 million primarily from our international locations and construction services.

Net sales declined $147.4 million, or 27.2%, for the nine months ended June 24, 2016 to $393.8 million compared to $541.2 million for the nine months ended June 26, 2015. The decrease was primarily due to declines in sales of $129.3 million related to the Fence and Sprinkler exit and $12.5 million due to lower average selling prices. Net sales also declined due to negative foreign currency translation impact of $4.9 million, lower freight revenue of $2.8 and $0.3 million of lower other sales. Partially offsetting these declines was higher volume of $2.4 million.

Adjusted EBITDA

Adjusted EBITDA increased $0.7 million, or 3.2%, to $23.0 million from $22.3 million for the three months ended June 24, 2016. Adjusted EBITDA increased $11.9 million, or 22.5%, to $64.7 million from $52.9 million for the nine months ended June 24, 2016. The expansion of our Adjusted EBITDA was due to our ability to maintain an average selling price that declined less than the decrease in raw material costs as well as lower freight and warehouse costs due to process improvements.

Liquidity and Capital Resources
We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $131.1 million as of June 24, 2016, of which $23.0 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to U.S. or local country taxes if the Company’s intention to permanently reinvest such income were to change and cash was repatriated to the U.S. Our cash and cash equivalents increased $50.5 million from September 25, 2015.
In general, we require cash to fund working capital, capital expenditures, debt repayment, interest payments and taxes. We have access to the ABL Credit Facility to fund operational needs. As of June 24, 2016, there were no outstanding borrowings under the ABL Credit Facility (excluding $17.9 million of letters of credit issued under the ABL Credit Facility), and the borrowing base was estimated to be $262.6 million. As outstanding letters of credit count as utilization of the ABL Credit Facility and reduce the amount available for borrowings, approximately $244.7 million was available under our ABL Credit Facility as of June 24, 2016. The agreements governing the Credit Facilities contain covenants that limit or restrict AII’s ability to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. AII has been in compliance with the covenants under the agreements for all periods presented.

We may from time to time repurchase our debt or take other steps to reduce our debt. These actions may include open market repurchases, negotiated repurchases or opportunistic refinancing of debt. The amount of debt, if any, that may be repurchased or refinanced will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions.
Our use of cash may fluctuate during the year and from year to year due to differences in demand and changes in economic conditions primarily related to the prices of commodities we purchase.
Capital expenditures have historically been necessary to expand and update the production capacity and improve the productivity of our manufacturing operations. Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the Credit Facilities. We expect that cash provided from operations and available capacity under the ABL Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for at least the next twelve months, including payment of interest and principal on our debt.
Limitations on Distributions and Dividends by Subsidiaries
Atkore and AII are each holding companies, and as such have no independent operations or material assets other than ownership of equity interests in their respective subsidiaries. Each company depends on its respective subsidiaries to distribute funds to them so that they may pay obligations and expenses, including satisfying obligations with respect to indebtedness. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial and general business conditions, as well as restrictions under the laws of our subsidiaries’ jurisdictions.
The agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries, including AII, to pay dividends, make loans or otherwise transfer assets from Atkore International and, in turn, to us. Further, AII’s subsidiaries are permitted under the terms of the Credit Facilities to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to AII and, in turn, to us. The First Lien Term Loan Facility and Second Lien Term Loan Facility require AII to meet a certain consolidated coverage ratio on an incurrence basis in connection with additional indebtedness. The ABL Credit Facility contains limits on additional indebtedness based on various conditions for incurring the additional debt. See “Note 8. Debt” in the notes to the condensed consolidated financial statements.
The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Nine months ended
(in thousands)	June 24, 2016	June 26, 2015
Cash flows provided by (used in):
Operating activities	$85,018	$30,223
Investing activities	(12,976)	(45,174)
Financing activities	(21,667)	16,276
Operating activities
During the nine months ended June 24, 2016, $85.0 million was provided by operating activities compared to $30.2 million during the nine months ended June 26, 2015. The $54.8 million increase was due to improved operating income and lower working capital investments primarily due to an increase in days payable outstanding offset by an increase in the days sales outstanding.
Investing activities
During the nine months ended June 24, 2016, the Company used $13.0 million for investing activities compared to $45.2 million during the nine months ended June 26, 2015.

The majority of the cash used in fiscal year 2015 was to fund the acquisitions of APPI and SCI. In aggregate, the Company paid $31.3 million for both businesses. There were no acquisitions during the nine months ended June 24, 2016. Additionally, the Company invested $13.5 million compared to $20.6 million during the nine months ended June 24, 2016 and June 26, 2015, respectively for capital expenditures representing our enhancements of our manufacturing and distribution operations as well as replacement and maintenance of existing equipment and facilities. During the nine months ended June 24, 2016, the Company received $0.5 million related to the sale of a building previously classified as an asset held for sale in Madison, Indiana during fiscal 2013 compared to $4.5 million received during the nine months ended June 26, 2015 representing the fourth installment related to the sale of the Company's subsidiary in Brazil in September 2013 and $2.3 million related to the divestiture of our joint venture in Saudi Arabia.
Financing Activities
During the nine months ended June 24, 2016, the Company used $21.7 million for financing activities compared to $16.3 million provided during the nine months ended June 26, 2015. For the nine months ended June 24, 2016, AII redeemed $17.0 million outstanding under the Second Lien Term Loan Facility at a redemption price of 89.00% of the par value, and $2.0 million at a redemption price of 89.75% of the par value. We had no borrowings outstanding under the ABL Credit Facility during the nine months ended June 24, 2016, compared to $19.0 million net borrowings outstanding under the ABL Credit Facility during the nine months ended June 26, 2015. The borrowings under the ABL Credit Facility during fiscal year 2015 were mainly to fund the total $31.3 million consideration to acquire SCI and APPI.

Change in Critical Accounting Policies and Estimates
There have been no material changes in our critical accounting policies and estimates since the filing of our IPO Final Prospectus.

Recent Accounting Standards
See “Note 1. Basis of Presentation and Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements.
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and cautionary statements. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; growth strategies or expectations; customer retention; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this prospectus. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this prospectus, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under the caption “Risk Factors” in the IPO Final Prospectus and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	declines in, and uncertainty regarding, the general business and economic conditions in the U.S. and international markets in which we operate;

•	weakness or another downturn in the U.S. non-residential construction industry;

•	changes in prices of raw materials;

•	pricing pressure, reduced profitability, or loss of market share due to intense competition;

•	availability and cost of third-party freight carriers and energy;

•	high levels of imports of products similar to those manufactured by us;

•	changes in federal, state, local and international governmental regulations and trade policies;

•	adverse weather conditions;

•	failure to generate sufficient cash flow from operations or to raise sufficient funds in the capital markets to satisfy existing obligations and support the development of our business;

•	increased costs relating to future capital and operating expenditures to maintain compliance with environmental, health and safety laws;

•	reduced spending by, deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers;

•
increases in our working capital needs, which are substantial and fluctuate based on economic activity and the market prices for our main raw materials, including as a result of failure to collect, or delays in the collection of, cash from the sale of manufactured products;

•
work stoppage or other interruptions of production at our facilities as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress, or for other reasons;

•	challenges attracting and retaining key personnel or high-quality employees;

•	changes in our financial obligations relating to pension plans that we maintain in the United States;

•	reduced production or distribution capacity due to interruptions in the operations of our facilities or those of our key suppliers;

•	loss of a substantial number of our third-party agents or distributors or a dramatic deviation from the amount of sales they generate;

•
security threats, attacks, or other disruptions to our information systems, or failure to comply with complex network security, data privacy and other legal obligations or the failure to protect sensitive information;

•	possible impairment of goodwill or other long-lived assets as a result of future triggering events, such as declines in our cash flow projections or customer demand;

•	safety and labor risks associated with the manufacture and in the testing of our products;

•
product liability, construction defect and warranty claims and litigation relating to our various products, as well as government inquiries and investigations, and consumer, employment, tort and other legal proceedings;

•	our ability to protect our intellectual property and other material proprietary rights;

•	risks inherent in doing business internationally;

•	our inability to introduce new products effectively or implement our innovation strategies;

•
the inability of our customers to pay off the credit lines extended to them by us in a timely manner and the negative impact on customer relations resulting from our collections efforts with respect to non-paying or slow-paying customers;

•	the incurrence of liabilities and the issuance of additional debt or equity in connection with acquisitions, joint ventures or divestitures;

•	failure to manage acquisitions successfully, including identifying, evaluating, and valuing acquisition targets and integrating acquired companies, businesses or assets;

•	the incurrence of liabilities in connection with violations of the FCPA and similar foreign anti-corruption laws;

•	the incurrence of additional expenses, increase in complexity of our supply chain and potential damage to our reputation with customers resulting from regulations related to “conflict minerals”;

•	disruptions or impediments to the receipt of sufficient raw materials resulting from various anti-terrorism security measures;

•	restrictions contained in our debt agreements;

•	failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt;

•	the significant influence the CD&R Investor will have over corporate decisions; and

•	other factors described in this report and from time to time in documents that we file with the SEC.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements attributable to us or persons acting on our behalf that are made in this prospectus are qualified in their entirety by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.
Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information provided in the IPO Final Prospectus.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see "Note 15. Commitments and Contingencies" to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the IPO Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1
Second Amended and Restated Certificate of Incorporation of Atkore International Group Inc., is incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 of Atkore International Group Inc., Registration No. 333-212045 (the "Form S-8").

3.2	Second Amended and Restated By-Laws of Atkore International Group Inc., is incorporated by reference to Exhibit 3.2 to the Form S-8.
4.1
Form of Common Stock Certificate of Atkore International Group Inc., is incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 of Atkore International Group Inc., Registration No. 333-209940 (the "Form S-1").

10.1#	Stockholders Agreement, dated as of June 10, 2016, by and among Atkore International Group Inc. and CD&R Allied Holdings, L.P.
10.2#	Registration Rights Agreement, dated as of June 9, 2016, by and among Atkore International Group Inc. and CD&R Allied Holdings, L.P.
10.3#
Consulting Agreement Termination Letter Agreement, dated June 9, 2016, by and among Atkore International Group Inc., Atkore International Holdings Inc., Atkore International, Inc. and Clayton, Dubilier & Rice, LLC.

10.4*	Form of Director Indemnification Agreement, is incorporated by reference to Exhibit 10.25 to the Form S-1.
10.5*	Form of Employee Stock Option Agreement under the 2016 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.28.1 to the Form S-1.
10.5.1*	Form of Employee Restricted Stock Agreement under the 2016 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.28.2 to the Form S-1.
10.5.2*	Atkore International Group Inc. Non-Employee Director Compensation Program, is incorporated by reference to Exhibit 10.29 to the Form S-1.
10.5.3*	Form of Director Restricted Stock Unit Agreement under the 2016 Omnibus Incentive Plan, is incorporated by reference to Exhibit 10.30 to the Form S-1.
31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Schema Linkbase Document
101.CAL#	XBRL Taxonomy Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Definition Linkbase Document
101.LAB#	XBRL Taxonomy Labels Linkbase Document
101.PRE#	XBRL Taxonomy Presentation Linkbase Document
#	Filed herewith
*	Denotes management compensatory plan, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	August 2, 2016	By:	/s/ James A. Mallak
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)