Form 10-K
period 2016-09-30
Atkore International Group Inc.
filed 2016-11-29
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-37793
 _________________________________________
Atkore International Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	90-0631463
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16100 South Lathrop Avenue, Harvey, Illinois 60426
(Address of principal executive offices) (Zip Code)
708-339-1610
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
Common stock, par value $0.01 per share		New York Stock Exchange
(Title of Each Class)		(Name of Each Exchange on which Registered)
Securities registered pursuant to Section 12 (g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity of Atkore International Group Inc. held by non-affiliates as of the close of business in March 25, 2016 was $0.
The number of shares of the registrant’s common stock outstanding as of November 14, 2016: 62,458,367 shares of common stock, par value $0.01 per share.
Documents incorporated by reference:
Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission in connection with the registrant’s 2017 annual meeting of stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended September 30, 2016.

1

PART I
Item 1. Business
The following discussion of our business contains "forward-looking statements," as discussed in Part II, Item 7, ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' below. Our business, operations and financial condition are subject to various risks as set forth in Part I, Item 1A, ''Risk Factors'' below. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Financial Statements and Supplementary Data and related notes and the Risk Factors included elsewhere in this Annual Report on Form 10-K.
Company Overview
Atkore International Group Inc. (collectively with all its subsidiaries referred to in this Annual Report on Form 10-K as "Atkore," the "Company," "we," "us" and "our") was incorporated in the State of Delaware in November 2010. Atkore is the sole stockholder of Atkore International Holdings Inc. ("AIH"), which in turn is the sole stockholder of Atkore International, Inc. ("AII").
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
On June 9, 2016, the Company’s Registration Statement on Form S-1 relating to an initial public offering ("IPO") of our common stock was declared effective by the SEC and on June 15, 2016, we completed the IPO at a price to the public of $16.00 per share. In connection with the IPO, CD&R Allied Holdings, L.P. (the "CD&R Investor"), an affiliate of Clayton, Dubilier & Rice, LLC ("CD&R") sold an aggregate of 12,000,000 shares of our common stock. The CD&R Investor received all of the net proceeds and bore all commissions and discounts from the sale of our common stock. We did not receive any proceeds from the IPO.
Our products
Our principal Electrical Raceway products include electrical conduit and fittings, armored cable and fittings, cable trays and mounting systems and fittings, which are critical components of the electrical infrastructure for new construction and maintenance, repair and remodel ("MR&R") markets. Our MP&S principal products are metal framing and in-line galvanized mechanical tube. Our metal framing products are used in the installation of electrical systems and various support structures. In total, we operate 27 manufacturing facilities and 25 distribution facilities that enable us to efficiently receive materials from our suppliers and deliver products to our customers. In fiscal 2016, 92% of our net sales were to customers located in the United States. Our global footprint has been streamlined in recent years to improve manufacturing capacity utilization across our facilities and to enhance the efficiency of our transportation and logistics networks.

An overview of our product offerings is provided below:

	Product Category	Sample Products		Brands	Sample Product Images
Electrical Raceway	Metal Electrical Conduit and Fittings	Metal Conduit:
		•	Electrical Metallic Tubing (EMT)
		•	Intermediate Metal Conduit (IMC)
		•	Galvanized Rigid Conduit (GRC)
Metal Conduit Fittings:
		•	Elbows
		•	Couplings
		•	Nipples
		•	Conduit Bodies

PVC Electrical Conduit & Fittings
PVC Conduit:
		•	Rigid Non-Metallic Conduit (RNC)
PVC Conduit Fittings:
		•	Elbows
		•	Couplings
		•	Conduit Bodies
		•	Duct spacers

Flexible Electrical Conduit and Fittings
Flexible Electrical Conduit:
		•	Flexible Metallic Conduit (FMC)
		•	Liquidtight Flexible Metal Conduit (LFMC)
		•	Liquidtight Flexible Non-Metallic Conduit (LNFC)
		•	Flexible Metallic Tubing (FMT)
Flexible Electrical Conduit Fittings:
		•	Cord Connectors
		•	Angle Connectors

Armored Cable and Fittings
Armored Cable:
		•	Metal Clad Cable (MC)
		•	Armor Clad Cable (AC)
		•	Healthcare Facility Cable (HFC)
Armored Cable Fittings:
		•	Connectors
		•	Service Entry Fittings

Cable Tray & Cable Ladders
		•	Ladder Cable Tray
		•	Hat Cable Tray
		•	Channel Cable Tray
		•	I Beam Cable Tray
		•	Wire Basket Cable Tray

	Product Category	Sample Products		Brands	Sample Product Images
MP&S	Metal Framing & Fittings
		•	Channel
		•	Channel Fittings
		•	Pipe Clamps/Hangers
		•	Concrete Inserts

Construction Services
		•	Design, Fabrication and Installation Services
		•	Modular support structures
		•	Fall protection

Mechanical Pipe
		•	In-line galvanized mechanical tube
		•	Non-galvanized tube
		•	Fabrication services

Flexible Sprinkler Drops
		•	Commercial
		•	Industrial/Duct
		•	Cleanroom
		•	Institutional
		•	Cold Storage

Barbed Tape
		•	Security Confinement
		•	Power Station
		•	Military/Border
		•	Law Enforcement
Marketing
Our products are primarily marketed by commissioned agents and sold directly to electrical and industrial distributors who resell our products under recognized brand names, including Allied Tube & Conduit, AFC Cable Systems, Heritage Plastics, Unistrut, Power-Strut and Cope, as well as certain other sub-brands that are used regionally or in niche markets. Our commissioned agents are selected, trained and managed by our regional sales teams and supported by product managers who ensure that agents are adequately knowledgeable and sufficiently trained to represent our brands to our distribution customers. We stimulate end-user demand by promoting our products and solutions directly to architects, electrical engineers, electrical contractors and electrical code authorities across the United States. We also work directly with electrical contractors, who install Electrical Raceway products on new construction or renovation projects to assist them in selecting the most effective electrical raceway solution. In certain of the markets we serve, we market directly to electrical and industrial distributors, original equipment manufacturers ("OEMs") and governmental entities.
Distribution
We primarily sell and distribute our products through electrical, industrial and specialty distributors and OEMs. For many of the over 13,000 electrical-distributor branches in the United States, our products are must-stock lines that form a staple of their business. We serve a diverse group of end markets, including new construction, MR&R and infrastructure, diversified industrials, alternative power generation, healthcare, data centers and government. End-users, which are typically electrical, industrial and mechanical contractors as well as OEMs, install our products during non-residential, residential and infrastructure construction and renovation projects or in assembly and manufacturing processes.

Distribution-based sales accounted for approximately 83% of both our net sales and Adjusted net sales, respectively, for fiscal 2016. We distribute our products to electrical and industrial distributors from our manufacturing facilities as well as from over 50 dedicated distribution facilities owned by our agents. Our products are also stocked by electrical and industrial distributors who are located in major cities and towns across the United States. Some of our products are purchased by OEMs and used as part of their products and solutions in applications such as utility solar framing, conveyor systems and fabric cover buildings. OEM sales accounted for approximately 17% of both of our net sales and Adjusted net sales for fiscal 2016.
Our distribution footprint is concentrated in North America (the United States and Canada), with additional facilities in Australia, China, New Zealand and the United Kingdom.
Products are generally delivered to the dedicated distribution centers from our manufacturing facilities and then subsequently delivered to the customer. In some instances, a product is delivered directly from our manufacturing facility to a customer or end-user. In many cases, our products are bundled and co-loaded when shipped. We contract with a wide range of transport providers to deliver our products, primarily via semi-tractor trailer.
Customers
Our sales and marketing processes are primarily focused on serving our immediate customers, including electrical, industrial and specialty distributors and OEMs. We believe customers view us as offering a strong value proposition based on our broad product offering, strong brands, short order cycle times, reliability and consistent product quality. For each of fiscal 2016, 2015 and 2014, approximately 92%, 93% and 92%, respectively, of our net sales were sold to customers located in the United States. Our net sales by geographic area were as follows:

	Fiscal Year Ended
(in millions)	September 30, 2016	September 25, 2015	September 26, 2014
United States	$1,396	$1,605	$1,571
International	127	124	132
Total	$1,523	$1,729	$1,703
In fiscal 2016, our top ten customers accounted for approximately 31% of net sales. No single customer, even after consolidating all branches of such customer, which often make independent purchasing decisions, accounted for more than 7% of our net sales in each of fiscal 2016, 2015 and 2014. Our customers include global electrical distributors (such as Consolidated Electrical Distributors, Inc., Graybar Electric Company, Rexel, Sonepar S.A. and Wesco International, Inc.), independent electrical distributors including super-regional electrical distributors (such as U.S. Electrical Services Inc., Crescent Electric Supply Co. and United Electric Supply Company, Inc.) and members of buying groups (such as Affiliated Distributors, Inc. and IMARK Group, Inc.) as well as industrial distributors and big-box retailers (such as The Home Depot, Inc., Fastenal Company, HD Supply Holdings, Inc., McMaster-Carr Supply Co., Menard, Inc. and W.W. Grainger, Inc.).
Suppliers and Raw Materials
We use a variety of raw materials in the manufacture of our products. Our primary raw materials are steel, copper and polyvinyl chloride ("PVC") resin. We believe that sources for these raw materials are well-established, generally available on world markets and are in sufficient quantity that we may avoid disruption to our business if we encountered an interruption from one of our existing suppliers. Our primary suppliers of steel are ArcelorMittal, AK Steel and Nucor; our primary suppliers of copper are AmRod and Freeport McMoran; and our primary suppliers of PVC resin are Axiall, Formosa and Oxy Vinyls. We strive to maintain strong relationships with our suppliers.
Seasonality
In a typical year, our operating results are impacted by seasonality. Weather can impact the ability to pursue non-residential construction projects at any time of year in any geography, but historically, our slowest quarters have been the first and second fiscal quarters of each fiscal year when frozen ground and cold temperatures in many parts of the country can impede the start and pursuit of construction projects. Sales of our products have historically been higher in the third and fourth quarters of each fiscal year due to favorable weather and longer daylight conditions during these periods. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as cold or wet weather, which can delay construction projects as well as by adverse economic conditions.

Manufacturing
We currently manufacture products in 27 facilities and operate a total footprint of approximately five million square feet of manufacturing and distribution space in six countries. Our headquarters are located in Harvey, Illinois, which is also the location of our largest manufacturing facility. Similar to our distribution footprint, our manufacturing footprint is currently concentrated in the United States, with additional facilities in Australia, China, New Zealand and the United Kingdom. In fiscal 2016, we closed a Philadelphia, Pennsylvania tube and conduit manufacturing plant in order to improve our manufacturing efficiencies.
With respect to our tube and conduit products, we believe we are a technology leader in the in-line galvanizing manufacturing process and have developed specialized equipment that enables us to produce a variety of low-cost high-quality galvanized tube products. Our subsidiary, Allied Tube & Conduit Corporation, or “Allied Tube,” developed an in-line galvanizing technique (Flo-Coat) in which zinc is applied in a continuous process when the tube and pipe are formed. The Flo-Coat galvanizing process provides superior zinc coverage of fabricated metal products for rust prevention and lower cost manufacturing than traditional hot-dip galvanization.
Competition
The industries in which we operate are highly competitive. Our principal competitors range from national manufacturers to smaller regional manufacturers and differ by each of our product lines. We also face competition from manufacturers in Canada, Mexico and several other international markets, depending on the particular product. We believe our customers purchase from us because we provide value through the quality of our products and the timeliness of our delivery. Competition is generally on the basis of product offering, product innovation, quality, service and price.
There are many competitors in each of our segments. The main competitors in each of these segments are listed below:
Electrical Raceway: ABB Ltd., Eaton Corporation plc, Pentair plc and Hubbell Incorporated
Mechanical Products & Solutions:

•	Metal Framing: B-Line (part of Eaton Corporation plc), Thomas & Betts (part of ABB Ltd.) and Haydon Corporation
•	Mechanical Tube: Wheatland Tube and Western Tube & Conduit
Intellectual Property
Patents and other proprietary rights can be important to our business. We also rely on trade secrets, manufacturing know-how, continuing technological innovations, and licensing opportunities to maintain and improve our competitive position. We periodically review third-party proprietary rights, including patents and patent applications, in an effort to avoid infringement of third-party proprietary rights, identify licensing opportunities and monitor the intellectual property claims of others.
We own a portfolio of patents and trademarks and we are also a licensee of certain patents and a licensor of other patents. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. We rely on both trademark registration and common law protection for trademarks. Trademark rights may potentially extend indefinitely and are dependent upon national laws and use of the trademarks.
While we consider our patents and trademarks to be valued assets, we do not believe that our competitive position is dependent on patent or trademark protection or that our operations are dependent upon any single patent or group of related patents. We nevertheless face intellectual property-related risks. For more information on these risks, see Item 1A, "Risk Factors—Risks Related to Our Business—We may not be able to adequately protect our intellectual property rights in foreign countries, and we may become involved in intellectual property disputes." Other than licenses to commercially available third-party software, we do not believe that any of our licenses to third-party intellectual property are material to our business taken as a whole.
Management of Information Technology Systems
Historically, information technology has not been a significant differentiator for us in our markets, however, we believe that ease of doing business with us will become increasingly important to our growth. Currently, we operate our business using widely commercially available hardware and software products with well-developed support services. In addition to these widely available IT products, we are developing a new application for our agents which we believe will improve the overall order entry process. We have invested more than $6.0 million in the past three fiscal years and installed and implemented a new general ledger and financial reporting system for the entire Company replacing a number of systems used in various parts of the Company. In addition, we have chosen to migrate our email service and various other information technology services to a cloud computing platform hosted by Microsoft.

Employees
As of September 30, 2016, we employed approximately 3,200 total full-time equivalent employees of whom approximately 13% are temporary or contract workers. Our employees are primarily located in the United States, with about 10% employed at our international locations in Australia, Canada, China, New Zealand and the United Kingdom.
As of September 30, 2016, approximately 38% of our employees were represented by a union under a collective bargaining agreement. All unions are either located in the United States or Canada with no unions or Worker’s Councils at any of our other locations abroad. From time to time our collective bargaining agreements expire and come up for re-negotiation, including three bargaining units this year. Our largest facilities in Harvey, Illinois and New Bedford, Massachusetts have contracts that expire in April 2017 and February 2018, respectively. We believe our relationship with our employees is good.
Regulatory Matters
Our facilities are subject to various federal, state, local and non-U.S. requirements relating to the protection of human health, safety and the environment. Among other things, these laws govern the use, storage, treatment, transportation, disposal and management of hazardous substances and wastes; regulate emissions or discharges of pollutants or other substances into the air, water, or otherwise into the environment; impose liability for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances and protect the health and safety of our employees.
We have incurred, and expect to continue to incur, capital expenditures in addition to ordinary course costs to comply with applicable current and future environmental, health and safety laws, such as those governing air emissions and wastewater discharges. In addition, government agencies could impose conditions or other restrictions in our environmental permits which increase our costs. These laws are subject to change, which can be frequent and material. More stringent federal, state or local environmental rules or regulations could increase our operating costs and expenses.
The cost of compliance with environmental, health and safety laws and capital expenditures required to meet regulatory requirements is not anticipated to have a material effect on our financial condition, results of operations, cash flows or competitive position.
In October 2013, the State of Illinois filed a complaint against our subsidiary Allied Tube, alleging violations of the Illinois Environmental Protection Act relating to discharges to a storm sewer system that terminates at Allied Tube’s Harvey, Illinois manufacturing facility. The State sought an injunction ordering Allied Tube to take immediate corrective action to abate the alleged violations and civil penalties as permitted by applicable law. Allied Tube has reviewed management practices and made improvements to its diesel fuel storage and truck maintenance areas to resolve the State’s claims. We are discussing with the State entering into a consent order that would require Allied Tube to pay a relatively small penalty, install equipment and take certain additional remedial actions to resolve the State’s claims.
In August 2014, we received from the Illinois Environmental Protection Agency, or the "IEPA," the terms of a proposed new stormwater discharge permit for our Harvey, Illinois manufacturing facility. Because the facility did not meet the zinc limit set forth in the proposed permit, the Company was in negotiations with the IEPA to agree upon mutually acceptable discharge limits. During these negotiations, the facility was operating under an extension of the terms of our existing stormwater discharge permit. In October 2016, we received the final permit. A mutually agreed upon compliance plan is part of the permit and we expect to achieve compliance in accordance with a four-year schedule. The compliance plan includes studies to reduce zinc emitted from galvanizing manufacturing operations, implementation of more rigorous management practices, evaluation of the installation of passive/cost effective stormwater treatment and receiving stream studies to determine if a less stringent permit limit will be as protective of the water system as the current permit limit. Given the scope and time frame of the compliance plan, we do not expect that achieving compliance with either the stormwater discharge permit or the plan will have a material effect on our financial condition, results of operations or cash flows.
We are working with the City of Phoenix to address proposed wastewater discharge limits for our Phoenix, Arizona facility. We do not currently expect that any such obligations would have a material effect on our financial condition, results of operations or cash flows.
We are continually investigating, remediating or addressing contamination at our current and former facilities. For example, we are currently monitoring groundwater contamination at our Wayne, Michigan facility. Future remediation activities may be required to address contamination at or migrating from the Wayne, Michigan site. Many of our current and former facilities have a history of industrial usage for which additional investigation and remediation obligations could arise in the future and which could materially adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report on Form 10-K. These risk factors are important to understanding the contents of this Annual Report on Form 10-K and of other reports. Our reputation, business, financial position, results of operations and cash flows are subject to various risks. The risks and uncertainties described below are not the only ones relevant to us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also adversely impact our reputation, business, financial position, results of operations and cash flows.
Risks Related to Our Business
Our business is affected by general business and economic conditions, which could materially and adversely affect our business, financial position, results of operations or cash flows.
Demand for our products is affected by a number of general business and economic conditions. A decline in the U.S. and international markets in which we operate could materially and adversely affect our business, financial position, results of operations or cash flows. Our profit margins, as well as overall demand for our products, could decline as a result of a large number of factors beyond our control, including economic recessions, changes in end-user preferences, consumer confidence, inflation, availability of credit, fluctuation in interest and currency exchange rates and changes in the fiscal or monetary policies of governments in the regions in which we operate.
During the most recent U.S. economic recession, which began in the second half of 2007 and continued through 2011, demand for our products declined significantly. Another economic downturn in any of the markets we serve may result in a reduction of sales and pricing for our products. If the creditworthiness of our customers declines, we could face increased credit risk and some, or many, of our customers may not be able to pay us amounts when they become due. While the U.S. recession that began in 2007 has ended and there has been growth in the U.S. construction markets that we serve, there can be no assurance that any improvement will be sustained or continue.
We cannot predict the duration of current economic conditions, or the timing or strength of any future recovery of activities in our markets. Weakness in the markets in which we operate could have a material adverse effect on our business, financial condition, results of operations or cash flows. We may have to close underperforming facilities from time to time as warranted by general economic conditions and/or weakness in the markets in which we operate. In addition to a reduction in demand for our products, these factors may also reduce the price we are able to charge for our products. This, combined with an increase in excess capacity, could negatively impact our business, financial condition, results of operations or cash flows.
The non-residential construction industry accounts for a significant portion of our business, and the U.S. non-residential construction industry in recent years experienced a significant downturn followed by a slow recovery. Another downturn could materially and adversely affect our business, financial position, results of operations or cash flows.
Our business is largely dependent on the non-residential construction industry. Approximately 41% of both our net sales and Adjusted net sales in fiscal 2016 were directly related to U.S. new non-residential construction. For new construction, we estimate that our product installation typically lags U.S. non-residential starts by six to twelve months. The U.S. non-residential construction industry is cyclical, with product demand based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. U.S. non-residential construction starts, as reported by Dodge reached a historic low of 680 million square feet in our fiscal 2010 and increased to 959 million square feet in our fiscal 2016, which remains well below historical levels. We expect to capitalize on any recovery in non-residential construction activity over the coming years and potentially drive higher margins by leveraging the scalability of our operations.
From time to time we have been adversely affected in various parts of the country by declines in non-residential building construction starts due to, among other things, changes in tax laws affecting the real estate industry, high interest rates and the level of non-residential construction activity. Continued uncertainty about current economic conditions will continue to pose a risk to our business, financial position, results of operations and cash flows, as participants in this industry may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a continued material negative effect on the demand for our products.

The raw materials on which we depend in our production process may be subject to price increases which we may not be able to pass through to our customers, or to price decreases which may decrease the price levels of our products. As a result, such price fluctuations could materially and adversely affect our business, financial position, results of operations or cash flows.
Our results of operations are impacted by changes in commodity prices, primarily steel, copper and PVC resin. Historically, we have not engaged in material hedging strategies for raw material purchases. Substantially all of the products we sell (such as steel conduit, tubing and framing, copper wiring in our cables, and PVC conduit) are subject to price fluctuations because they are composed primarily of steel, copper or PVC resin, three industrial commodities that are subject to price volatility. This volatility can significantly affect our gross profit. We also watch the market trends of certain other commodities, such as zinc (used in the galvanization process for a number of our products), electricity, natural gas and diesel fuel, as such commodities can be important to us as they impact our cost of sales, both directly through our plant operations and indirectly through transportation and freight expense.
Although we seek to recover increases in raw material prices through price increases in our products, we have not always been completely successful. In addition, in periods of declining prices for our raw materials we may face pricing pressure from our customers. We generally sell our products on a spot basis (and not under long-term contracts). Any increase in raw material prices that is not offset by an increase in our prices, or our inability to maintain price levels in an environment of declining raw material prices, could materially and adversely affect our business, financial position, results of operations or cash flows.
We operate in a competitive landscape, and increased competition could materially and adversely affect our business, financial position, results of operations or cash flows.
The principal markets that we serve are highly competitive. Competition is based primarily on product offering, product innovation, quality, service and price. Our principal competitors range from national manufacturers to smaller regional manufacturers and differ by each of our product lines. See Item 1, ''Business—Competition." Some of our competitors may have greater financial and other resources than we do and some may have more established brand names in the markets we serve. The actions of our competitors may encourage us to lower our prices or to offer additional services or enhanced products at a higher cost to us, which could reduce our gross profit, net income or cash flows or may cause us to lose market share. Any of these consequences could materially and adversely affect our business, financial position, results of operations or cash flows.
Our operating results are sensitive to the availability and cost of freight and energy, such as diesel fuel and electricity, which are important in the manufacture and transport of our products.
Our operating costs increase when freight or energy costs rise. During periods of increasing freight and energy costs, we might not be able to fully recover our operating cost increases through price increases without reducing demand for our products. The cost of fuel is largely unpredictable and has fluctuated significantly in recent years, reaching historically high levels at times. Fuel availability, as well as pricing, is also impacted by political and economic factors that are beyond our control.
In addition, we are dependent on third-party freight carriers to transport many of our products. Our access to third-party freight carriers is not guaranteed, and we may be unable to transport our products at economically attractive rates in certain circumstances, particularly in cases of adverse market conditions or disruptions to transportation infrastructure. Similarly, increasing energy costs, in particular, the cost of diesel fuel, could put a strain on the transportation of materials and products if it forces certain transporters to close. Our business, financial position, results of operations or cash flows could be materially and adversely affected if we are unable to pass all of the cost increases on to our customers, if we are unable to obtain the necessary energy supplies or if freight carrier capacity in our geographic markets were to decline significantly or otherwise become unavailable.
Our business, financial position, results of operations or cash flows could be materially and adversely affected by the level of similar product imports into the United States.
A substantial portion of our revenue is generated through our operations in the United States. Although we have not been substantially impacted by imports historically, imports of products similar to those manufactured by us may reduce the volume of products sold by domestic producers and depress the selling prices of our products and those of our competitors.
We believe import levels are affected by, among other things, overall worldwide product demand, the trade practices of foreign governments, the cost of freight, the challenges involved in shipping, government subsidies to foreign producers and governmentally imposed trade restrictions in the United States. Increased imports of products similar to those manufactured by us in the United States could materially and adversely affect our business, financial position, results of operations or cash flows.

We are indirectly subject to regulatory changes that may affect demand for our products.
The market for certain of our products is influenced by federal, state, local and international governmental regulations and trade policies (such as the American Recovery and Reinvestment Act of 2009, Underwriters Laboratories, National Electric Code and American Society of Mechanical Engineers) as well as other policies, including those imposed on the non-residential construction industry (such as the National Electrical Code and corresponding state and local laws based on the National Electrical Code). These regulations and policies are subject to change. In the event that there would be changes in the National Electrical Code and any similar state, local or non-U.S. laws, including changes that would allow for alternative products to be used in the non-residential construction industry or that would render less restrictive or otherwise reduce the current requirements under such laws and regulations, the scope of products that would serve as alternatives to products we produce would increase. As a result, competition in the industries in which we operate could increase, with a potential corresponding decrease in the demand for our products. In addition, in the event that changes in such laws would render current requirements more restrictive, we may be required to change our products or production processes to meet such increased restrictions, which could result in increased costs and cause us to lose market share. Any changes to such regulations, laws and policies could materially and adversely affect our business, financial position, results of operations or cash flows.
Our results of operations could be adversely affected by weather.
Although weather patterns affect our operating results throughout the year, adverse weather historically has reduced construction activity in our first and second fiscal quarters. In contrast, our highest volume of net sales historically has occurred in our third and fourth fiscal quarters.
Most of our business units experience seasonal variation as a result of the dependence of our customers on suitable weather to engage in construction projects. Generally, during the winter months, construction activity declines due to inclement weather, frozen ground and shorter daylight hours. For example, during the spring of 2014, extremely cold weather significantly reduced the level of construction activities in the United States, thereby impacting our net sales. In addition, to the extent that hurricanes, severe storms, floods, other natural disasters or similar events occur in the geographic regions in which we operate, our results of operations may be adversely affected. We anticipate that fluctuations of our operation results from period to period due to seasonality will continue in the future.
We may need to raise additional capital, and we cannot be sure that additional financing will be available.
To satisfy existing obligations and support the development of our business, we depend on our ability to generate cash flow from operations and to borrow funds and issue securities in the capital markets. We may require additional financing for liquidity, capital requirements or growth initiatives. We may not be able to obtain financing on terms and at interest rates that are favorable to us or at all. Any inability by us to obtain financing in the future could materially and adversely affect our business, financial position, results of operations or cash flows.
We have incurred and continue to incur significant costs to comply with current and future environmental, health and safety laws and regulations, and our operations expose us to the risk of material environmental, health and safety liabilities and obligations.
We are subject to numerous federal, state, local and non-U.S. environmental, health and safety laws governing, among other things, the generation, use, storage, treatment, transportation, disposal and management of hazardous substances and wastes, emissions or discharges of pollutants or other substances into the environment, investigation and remediation of, and damages resulting from, releases of hazardous substances and the health and safety of our employees. We have incurred, and expect to continue to incur, capital expenditures in addition to ordinary course costs to comply with applicable current and future environmental, health and safety laws, such as those governing air emissions and wastewater discharges. In addition, governing agencies could impose conditions or other restrictions in our environmental permits which increase our costs. These laws are subject to change, which can be frequent and material. More stringent federal, state or local environmental rules or regulations could increase our operating costs and expenses. Furthermore, our operations are governed by the United States Occupational Safety and Health Administration, or "OSHA." OSHA regulations may change in a way that increases our costs of operations. Our failure to comply with applicable environmental, health and safety laws and permit requirements could result in civil or criminal fines or penalties, enforcement actions, and regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures such as the installation of pollution control equipment, which could materially and adversely affect our business, financial position, results of operations or cash flows.
From time to time, we may be held liable for the costs to address contamination at any real property we have ever owned, operated or used as a disposal site. We are currently, and may in the future be, required to investigate, remediate or otherwise address contamination at our current or former facilities. Many of our current and former facilities have a history of industrial usage for which additional investigation, remediation or other obligations could arise in the future and that could materially and adversely affect our business, financial position, results of operations or cash flows. For example, as we sell, close or otherwise dispose of facilities, we may need to address environmental issues at such sites, including any previously unknown contamination.

We could be subject to third-party claims for property damage, personal injury and nuisance or otherwise as a result of violations of, or liabilities under, environmental, health or safety laws or in connection with releases of hazardous or other materials at any current or former facility. We could also be subject to environmental indemnification or other claims in connection with assets and businesses that we have divested.
In 2007, the United States Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the United States Environmental Protection Agency to regulate carbon dioxide in vehicle emissions. As issues relating to climate change have become more prevalent, foreign, federal, state and local governments have responded, and are expected to continue to respond, with increased legislation and regulation, including laws aimed at reducing emissions of greenhouse gases. Such legislation and regulation can negatively affect us by, among other things, requiring us to incur costs to upgrade our equipment or to reduce emissions of greenhouse gases from operations.
We cannot assure you that any costs relating to future capital and operating expenditures to maintain compliance with environmental, health and safety laws, as well as costs to address contamination or environmental claims, will not exceed any current estimates or adversely affect our business, financial position, results of operations or cash flows. In addition, any unanticipated liabilities or obligations arising, for example, out of discovery of previously unknown conditions or changes in law or enforcement policies, could materially and adversely affect our business, financial position, results of operations or cash flows.
We rely on a few customers for a significant portion of our net sales, and the loss of those customers could materially and adversely affect our business, financial position, results of operations or cash flows.
Certain of our customers, in particular buying groups representing consortia of independent electrical distributors, national electrical distributors, OEMs, data centers and medical center general contractors are material to our business, financial position, results of operations and cash flows because they account for a significant portion of our net sales. In fiscal 2016, although our single largest customer accounted for approximately 7% of our net sales, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 31% of our net sales. Our percentage of sales to our major customers may increase if we are successful in pursuing our strategy of broadening the range of products we sell to existing customers. In such an event, or in the event of any consolidation in certain segments we serve, including retailers selling building products, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. Our top customers may also be able to exert influences on us with respect to pricing, delivery, payment or other terms.
A significant asset included in our working capital is accounts receivable from customers. If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our business, financial position, results of operations or cash flows could be materially and adversely affected. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. Deterioration in the credit quality of several major customers at the same time could materially and adversely affect our business, financial position, results of operations or cash flows.
In general, we do not have long-term contracts with our customers. As a result, although our customers periodically provide indications of their product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time. The loss or bankruptcy of, or significant decrease in business from, any of our major customers could materially and adversely affect our business, financial position, results of operations or cash flows.
Our working capital requirements could result in us having lower cash available for, among other things, capital expenditures and acquisition financing.
Our working capital needs fluctuate based on economic activity and the market prices for our main raw materials, which are predominantly steel, copper and PVC resin. We require significant working capital to purchase these raw materials and sell our products efficiently and profitably to our customers. We are typically obligated to pay for our raw material purchases within 10 and 30 days of receipt, while we generally collect cash from the sale of manufactured products between 40 and 50 days from the point at which title and risk of loss transfers. If our working capital requirements increase and we are unable to finance our working capital on terms and conditions acceptable to us, we may not be able to obtain raw materials to respond to customer demand, which could result in a loss of sales.
If our working capital needs increase, the amount of liquidity we have at our disposal to devote to other uses will decrease. A decrease in liquidity could, among other things, limit our flexibility, including our ability to make capital expenditures and to complete acquisitions that we have identified, thereby materially and adversely affecting our business, financial condition, results of operations and cash flows.

Work stoppages and other production disruptions may adversely affect our operations and impair our financial performance.
As of September 30, 2016, approximately 38% of our U.S. employees were represented with a collective bargaining agreement by labor unions. A work stoppage or other interruption of production could occur at our facilities as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress, or for other reasons. For example, in the third quarter of fiscal 2014, in connection with labor negotiations, we experienced a week-long work stoppage at our Harvey, Illinois facility. In addition, we may encounter supplier constraints, be unable to maintain favorable supplier arrangements and relations or be affected by disruptions in the supply chain. A work stoppage or interruption of production at our facilities, due to labor disputes, shortages of supplies or any other reason could materially and adversely affect our business, financial position, results of operations or cash flows. See Item 1, ''Business—Employees."
If we are unable to hire, engage and retain key personnel, our business, financial position, results of operations or cash flows could be materially and adversely affected.
We are dependent, in part, on our continued ability to hire, engage and retain key employees at our operations around the world. Additionally, we rely upon experienced managerial, marketing and support personnel to effectively manage our business and to successfully promote our wide range of products. If we do not succeed in engaging and retaining key employees and other personnel, we may be unable to meet our objectives and, as a result, our business, financial position, results of operations or cash flows could be materially and adversely affected.
We have financial obligations relating to pension plans that we maintain in the United States.
We provide pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2016, we estimated that our pension plans were underfunded by approximately $35 million. The funded status represents five plans, four of which are frozen and do not accrue any additional service cost. The fifth plan will be frozen in our fiscal 2017. As such, the funded status is primarily impacted by the performance of the underlying assets supporting the plan and changes in interest rates or other factors, which may trigger additional cash contributions. Our pension obligation is calculated annually and is based on several assumptions, including then-prevailing conditions, which may change from year to year. If in any year our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.
Unplanned outages at our facilities and other unforeseen disruptions could materially and adversely affect our business, financial position, results of operations or cash flows.
Our business depends on the operation of our manufacturing and distribution facilities. It is possible that we could experience prolonged periods of reduced production or distribution capacity due to interruptions in the operations of our facilities or those of our key suppliers. It is also possible that operations may be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, accidents and severe weather conditions. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions. To the extent that lost production or distribution capacity could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and production costs could be adversely affected.
We rely on the efforts of agents and distributors to generate sales of our products.
We utilize various third-party agents and distributors to market, sell and distribute our products and to directly interface with our customers and end-users by providing customer service and support. No single agent or distributor accounts for a material percentage of our annual net sales. We do not have long-term contracts with our third-party agents and distributors, who could cease offering our products. In addition, many of our third-party agents and distributors with whom we transact business also offer the products of our competitors to our ultimate customers and they could begin offering our products with less prominence. The loss of a substantial number of our third-party agents or distributors or a dramatic deviation from the amount of sales they generate, including due to an increase in their sales of our competitors’ products, could reduce our sales and could materially and adversely affect our business, financial position, results of operations or cash flows.

Interruptions in the proper functioning of our information technology, or "IT" systems, including from cybersecurity threats, could disrupt operations and cause unanticipated increases in costs or decreases in revenues, or both.
We use our information systems to, among other things, manage our manufacturing operations, manage inventories and accounts receivable, make purchasing decisions and monitor our results of operations, and process, transmit and store sensitive electronic data, including employee, supplier and customer records. As a result, the proper functioning of our IT systems is critical to the successful operation of our business. Our information systems include proprietary systems developed and maintained by us. In addition, we depend on IT systems of third parties, such as suppliers, retailers and OEMs to, among other things, market and distribute our products, develop new products and services, operate our website, host and manage our services, store data, process transactions, respond to customer inquiries and manage inventory and our supply chain. Although our IT systems are protected through physical and software safeguards and remote processing capabilities exist, our IT systems or those of third parties whom we depend upon are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures and other problems. If critical proprietary or third-party IT systems fail or are otherwise unavailable, including as a result of system upgrades and transitions, our ability to process orders, track credit risk, identify business opportunities, maintain proper levels of inventories, collect accounts receivable, pay expenses and otherwise manage our business would be adversely affected.
Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our vendors) and other electronic security breaches. Despite our security measures, our IT systems and infrastructure or those of our third parties may be vulnerable to such cyber incidents. The result of these incidents could include, but are not limited to, disrupted operations, misstated or misappropriated financial data, theft of our intellectual property or other confidential information (including of our customers, suppliers and employees), liability for stolen assets or information, increased cyber security protection costs and reputational damage adversely affecting customer or investor confidence. In addition, if any information about our customers, including payment information, were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers. We have incurred costs and may incur significant additional costs in order to implement the security measures we feel are appropriate to protect our IT systems.
We may be required to recognize goodwill or other long-lived asset impairment charges.
As of September 30, 2016, we had goodwill of $115.8 million and indefinite-lived intangibles of $93.9 million. Goodwill and indefinite-lived intangibles are not amortized and are subject to impairment testing at least annually using a fair value based approach. Future triggering events, such as declines in our cash flow projections or customer demand, may cause impairments of our goodwill or long-lived assets based on factors such as the stock price of our common stock, projected cash flows, assumptions used, control premiums or other variables.
In addition, if we divest assets at prices below their asset value, we must write them down to fair value resulting in asset impairment charges, which could adversely affect our financial position or results of operations. For example, in fiscal 2015 we recorded asset impairments of $27.9 million primarily related to our announced Fence and Sprinkler exit. We cannot accurately predict the amount and timing of any impairment of assets, and we may be required to recognize goodwill or other asset impairment charges which could materially and adversely affect our results of operations.
We are subject to certain safety and labor risks associated with the manufacture and in the testing of our products.
As of September 30, 2016, we employed approximately 3,200 total full-time equivalent employees, a significant percentage of whom work at our 27 manufacturing facilities. Our business involves complex manufacturing processes and there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test such products under rigorous conditions, which could potentially result in injury or death. The outcome of any personal injury, wrongful death or other litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith or negative effects on employee morale, could have a negative effect on our business, financial position, results of operations or cash flows. In addition, any accident could result in manufacturing or product delays, which could negatively affect our business, financial position, results of operations or cash flows.

The nature of our business exposes us to product liability, construction defect and warranty claims and litigation as well as other legal proceedings, which could materially and adversely affect our business, financial position, results of operations or cash flows.
We are exposed to construction defect and product liability claims relating to our various products if our products do not meet customer expectations. Such claims and liabilities may arise out of the quality of raw materials or component parts we purchase from third-party suppliers, over which we do not have direct control, or due to our fabrication, assembly or manufacture of our products. In addition, we warrant certain of our products to be free of certain defects and could incur costs related to paying warranty claims in connection with defective products. We cannot assure you that we will not experience material losses or that we will not incur significant costs to defend or pay for such claims.
While we currently maintain insurance coverage to address a portion of these types of liabilities, we cannot make assurances that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Further, while we intend to seek indemnification against potential liability for product liability claims from relevant parties, we cannot guarantee that we will be able to recover under any such indemnification agreements. Any claims that result in liability exceeding our insurance coverage and rights to indemnification by third parties could materially and adversely affect our business, financial position, results of operations or cash flows. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome. An unsuccessful product liability defense could be highly costly and accordingly result in a decline in revenues and profitability.
From time to time, we are also involved in government inquiries and investigations, as well as consumer, employment, tort proceedings and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies. The outcome of some of these legal proceedings and other contingencies could require us to take actions which would adversely affect our operations or could require us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management’s attention and resources from other matters.
We may not be able to adequately protect our intellectual property rights in foreign countries, and we may become involved in intellectual property disputes.
Our use of contractual provisions, confidentiality procedures and agreements, and patent, trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. We have registered intellectual property (mainly trademarks and patents) in more than 75 countries. Because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in foreign countries as we would in the United States.
Litigation may be necessary to enforce our intellectual property rights or to defend against claims by third parties that our products infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful intellectual property infringement suit against us could prevent us from manufacturing or selling certain products in a particular area, which could materially and adversely affect our business, financial position, results of operations or cash flows.

We face risks relating to doing business internationally that could materially and adversely affect our business, financial position, results of operations or cash flows.
Our business operates and serves customers in certain foreign countries, including Australia, Canada, China, New Zealand and the United Kingdom. There are certain risks inherent in doing business internationally, including:

•	economic volatility and sustained economic downturns;
•	difficulties in enforcing contractual and intellectual property rights;
•	currency exchange rate fluctuations and currency exchange controls;
•	import or export restrictions and changes in trade regulations;
•	difficulties in developing, staffing, and simultaneously managing a number of foreign operations as a result of distance;
•	issues related to occupational safety and adherence to local labor laws and regulations;
•	potentially adverse tax developments;
•	longer payment cycles;
•	exposure to different legal standards;
•	political or social unrest, including terrorism;
•	risks related to government regulation and uncertain protection and enforcement of our intellectual property rights;
•	the presence of corruption in certain countries; and
•	higher than anticipated costs of entry.
One or more of these factors could materially and adversely affect our business, financial position, results of operations or cash flows.
Our inability to introduce new products effectively or implement our innovation strategies could adversely affect our ability to compete.
We continually seek to develop products and solutions that allow us to stay at the forefront of the needs of the Electrical Raceway and MP&S markets. The success of new products depends on a variety of factors, including but not limited to, timely and successful product development, the effective consummation of strategic acquisitions, market acceptance and demand, competitive response, our ability to manage risks associated with product life cycles, the effective management of inventory and purchase commitments, the availability and cost of raw materials and the quality of our initial products during the initial period of introduction. Some of the foregoing factors are beyond our control and we cannot fully predict the ultimate success of the introduction of new products, especially in the early stages of innovation. In introducing new products and implementing our innovation strategies, any delays, unexpected costs, diversion of resources, loss of key employees or other setbacks could materially and adversely affect our business, financial position, results of operations or cash flows.
The majority of our net sales are credit sales that are made primarily to customers whose ability to pay is dependent, in part, upon the economic strength of the industries and geographic areas in which they operate, and the failure to collect monies owed from customers could adversely affect our business, financial position, results of operations or cash flows.
The majority of our net sales are facilitated through the extension of credit to our customers, whose ability to pay is dependent, in part, upon the economic strength of the industries and geographic areas in which they operate. Our business units offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific job where the security lies in lien rights associated with the material going into the job. The type of credit offered depends both on the financial strength of the customer and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers generally purchase more on unsecured credit than secured credit. The inability of our customers to pay off their credit lines in a timely manner, or at all, would adversely affect our business, financial condition, results of operations and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.
Because we depend on the creditworthiness of our customers, if the financial condition of our customers declines, our credit risk could increase. Significant contraction in our markets, coupled with tightened credit availability and financial institution underwriting standards, could adversely affect certain of our customers. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectability of our accounts receivable, bad debt reserves and net income.

Our business, financial position or results of operations could be materially and adversely affected by the ability to import raw materials, component parts and/or finished goods from existing suppliers and otherwise without government regulations or restrictions incremental to those borne by the business today.
Our business, financial position or results of operations could be materially and adversely affected by our inability to continue importing raw materials, component parts and/or finished goods under the regulatory regime applicable to our business. Although we seek to have alternate sources and recover increases in input costs through price increases in our products, regulatory changes or other governmental actions could result the need to change suppliers or incur cost increases that cannot, in the short term, or in some cases even the long term, be offset by our prices. Such changes could reduce our gross profit, net income and cash flow. Any of these consequences could materially and adversely affect our business, financial position, results of operations or cash flows.
Changes in legislation, regulation and government policy as a result of the 2016 U.S. presidential and congressional elections may have a material adverse effect on our business in the future.
The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such changes will occur, changes at the local, state or federal level could significantly impact our business and the industries in which we compete, including the construction, renovation and industrial markets. Specific legislative and regulatory proposals discussed during and after the election that could have a material impact on us include, but are not limited to, reform of the federal tax code; infrastructure renewal programs; and modifications to international trade policy, public company reporting requirements, environmental regulation and antitrust enforcement.
We are currently unable to predict whether reform discussions will meaningfully change existing legislative and regulatory environments relevant for our business, or if any such changes would have a net positive or negative impact on our business. To the extent that such changes have a negative impact on us or the industries we serve, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.
In connection with acquisitions, joint ventures or divestitures, we may become subject to liabilities and required to issue additional debt or equity.
In connection with any acquisitions or joint ventures, we may acquire liabilities or defects such as legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; liability for hazardous materials; or tax liabilities. If we acquire any of these liabilities, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. In addition, we may indemnify a counterparty in a divestiture for certain liabilities of the subsidiary or operations subject to the divestiture transaction. These liabilities, if they materialize, could materially and adversely affect our business, financial position, results of operations or cash flows.
In addition, if we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through additional financing from banks, through public offerings or private placements of debt or equity securities or through other arrangements. Such acquisition financing might decrease our ratio of earnings to fixed charges and adversely affect other leverage criteria and our credit rating. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required. Moreover, acquisitions financed through the issuance of equity securities could cause our stockholders to experience dilution.
We may be unable to identify, acquire, close or integrate acquisition targets successfully.
Acquisitions are a component of our growth strategy; however, there can be no assurance that we will be able to continue to grow our business through acquisitions as we have done historically or that any businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. We will continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing product offering. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future, nor can we assure you that completed acquisitions will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

As a result of our international operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws.
The U.S. Foreign Corrupt Practices Act, or the "FCPA," and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the United States Securities and Exchange Commission, or the "SEC," resulting in record fines and penalties, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals.
We have operations in Australia, Canada, China, New Zealand and the United Kingdom and sell our products in many additional countries. Our internal policies provide for compliance with all applicable anti-corruption laws for both us and for our joint venture operations. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations in the future. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from unauthorized reckless or criminal acts committed by our employees, agents or joint venture partners. In the event that we believe or have reason to believe that our employees, agents or distributors have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our business, financial condition, results of operations or cash flows.
Regulations related to "conflict minerals" may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the "Dodd-Frank Act." The SEC has adopted requirements under the Dodd-Frank Act for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to conduct due diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. There are costs associated with complying with these disclosure requirements, including for efforts to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. In addition, compliance with these requirements could adversely affect the sourcing, supply and pricing of materials used in those products and we may face reputational challenges if we are unable to verify the origins for all "conflict minerals" used in products through the procedures we have implemented. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.
Anti-terrorism measures and other disruptions to the raw material supply network could impact our operations.
Our ability to provide efficient distribution of products to our customers is an integral component of our overall business strategy. In the aftermath of terrorist attacks in the United States, federal, state and local authorities have implemented and continue to implement various security measures that affect the raw material supply network in the United States and abroad. If security measures disrupt or impede the receipt of sufficient raw materials, we may fail to meet the needs of our customers or may incur increased expenses to do so.

Risks Related to Our Indebtedness
Our indebtedness may adversely affect our financial health.
As of September 30, 2016, we had approximately $630.3 million of total long-term consolidated indebtedness outstanding (including current portion) under AII's credit facilities ("Credit Facilities"), which consist of: (i) an asset-based credit facility ("ABL Credit Facility"); (ii) a first-lien term loan facility ("First Lien Term Loan Facility"); and (iii) a second-lien term loan facility ("Second Lien Term Loan Facility" and, together with the First Lien Term Loan Facility, the "Term Loan Facilities"). As of September 30, 2016, AII had $206.9 million of available borrowing capacity under the ABL Credit Facility and there were no outstanding borrowings under AII’s ABL Credit Facility (excluding $17.9 million of letters of credit issued under the facility). In addition, subject to certain conditions and without the consent of the then existing lenders, the loans under the First Lien Term Loan Facility and the Second Lien Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to $125.0 million and $75.0 million, respectively, plus an additional amount not to exceed specified coverage ratios. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our indebtedness could have important consequences to you. Because of our indebtedness:

•
our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;

•	a large portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;
•	we are exposed to the risk of increased interest rates because a significant portion of our borrowings are at variable rates of interest;
•	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on, and acceleration of, such indebtedness;
•	we may be more vulnerable to general adverse economic and industry conditions;
•
we may be at a competitive disadvantage compared to our competitors with proportionately less indebtedness or with comparable indebtedness on more favorable terms and, as a result, they may be better positioned to withstand economic downturns;

•	our ability to refinance indebtedness may be limited or the associated costs may increase;
•	our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited; and
•	we may be prevented from carrying out capital spending and restructurings that are necessary or important to our growth strategy and efforts to improve our operating margins.
Despite our indebtedness levels, we and our subsidiaries may incur substantially more indebtedness, which may increase the risks created by our indebtedness.
We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the credit agreements governing the Credit Facilities do not fully prohibit our subsidiaries from incurring additional debt. If our subsidiaries are in compliance with certain coverage ratios set forth in the agreements governing the Credit Facilities, they may be able to incur substantial additional indebtedness, which may increase the risks created by our current indebtedness. In addition, subject to certain conditions and without the consent of the then existing lenders, the loans under the First Lien Term Loan Facility and the Second Lien Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to $125.0 million and $75.0 million, respectively, plus an additional amount not to exceed specified leverage ratios. As of September 30, 2016, we were able to borrow an additional $206.9 million under the ABL Credit Facility. In addition, we can request an increase in the commitments to our ABL Credit Facility from the participating banks or other banks of up to $75.0 million under the terms of the facility.
Increases in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.
A significant portion of our outstanding indebtedness bears interest or will bear interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially and adversely affect our business, financial position, results of operations or cash flows. As of September 30, 2016, assuming LIBOR exceeded 1.00%, each one percentage point change in interest rates would result in a change of approximately $6.4 million in the annual interest expense on our Term Loan Facilities. As of September 30, 2016, assuming availability was fully utilized, each one percentage point change in interest rates would result in a change of approximately $3.5 million in annual interest expense on the ABL Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our indebtedness, thereby affecting our profitability.

A lowering or withdrawal of the ratings, outlook or watch assigned to our indebtedness by rating agencies may increase our future borrowing costs and reduce our access to capital.
Our indebtedness currently has a non-investment grade rating, and any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook or watch, such as adverse changes to our business, so warrant. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.
The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our business.
The Credit Facilities contain covenants that, among other things, restrict the ability of AII and its subsidiaries to:

•	incur additional indebtedness and create liens;
•	pay dividends and make other distributions or to purchase, redeem or retire capital stock;
•	purchase, redeem or retire certain junior indebtedness;
•	make loans and investments;
•	enter into agreements that limit AII’s or its subsidiaries’ ability to pledge assets or to make distributions or loans to us or transfer assets to us;
•	sell assets;
•	enter into certain types of transactions with affiliates;
•	consolidate, merge or sell substantially all assets;
•	make voluntary payments or modifications of junior indebtedness; and
•	enter into lines of business.
The restrictions in the Credit Facilities may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us or at all.
The ability of AII to comply with the covenants and restrictions contained in the Credit Facilities may be affected by economic, financial and industry conditions beyond our control including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. If we are unable to repay indebtedness, lenders having secured obligations, such as the lenders under the Credit Facilities, could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under the Credit Facilities and may not be able to repay the amounts due under such facilities. This could materially and adversely affect our business, financial position, results of operations or cash flows and could cause us to become bankrupt or insolvent.
Our ability to generate the significant amount of cash needed to pay interest and principal on our indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.
Atkore and AII are each holding companies, and as such they have no independent operations or material assets other than ownership of equity interests in their respective subsidiaries. Atkore and AII each depend on their respective subsidiaries to distribute funds to them so that they may pay obligations and expenses, including satisfying obligations with respect to indebtedness. Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness depends on the financial and operating performance of our subsidiaries and their ability to make distributions and dividends to us, which, in turn, depends on their results of operations, cash flows, cash requirements, financial position and general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control.
We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our indebtedness. In the future, our cash flow and capital resources may not be sufficient for payments of interest on and principal of our indebtedness, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

The outstanding borrowings under the First Lien Term Loan Facility have a maturity date of April 9, 2021, the outstanding borrowings under the Second Lien Term Loan Facility have a maturity date of October 9, 2021 and the ABL Credit Facility is scheduled to mature on October 23, 2018. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our substantial of indebtedness. Market disruptions, such as those experienced in 2008 and 2009, as well as our indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.
If our subsidiary AII cannot make scheduled payments on its indebtedness, it will be in default and the lenders under the Credit Facilities could terminate their commitments to loan money or foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.
Risks Related to Our Common Stock
Atkore is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.

Our operations are conducted entirely through our subsidiaries, and our ability to generate cash to fund our operations and expenses, to pay dividends or to meet debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings or cash flow of AII and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent our subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or are otherwise unable to provide funds to the extent of our needs, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

For example, the agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries to pay dividends, make loans or otherwise transfer assets to us. Furthermore, our subsidiaries are permitted under the terms of the Credit Facilities to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us.

The market price of our common stock may be volatile and could decline.

The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

•	industry or general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	changes in our customers’ preferences;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts;

•	action by institutional stockholders or other large stockholders (including the CD&R Investor), including future sales of our common stock;

•	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;

•	announcements by us of significant impairment charges;

•	speculation in the press or investment community;

•	investor perception of us and our industry;

•	changes in market valuations or earnings of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;

•	war, terrorist acts and epidemic disease;

•	any future sales of our common stock or other securities;

•	additions or departures of key personnel; and

•	misconduct or other improper actions of our employees.

Stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management’s attention and resources, which could materially and adversely affect our business, financial position, results of operations or cash flows.

Future sales of shares by existing stockholders could cause our stock price to decline.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of November 14, 2016, we had 62,458,367 outstanding shares of common stock. Of these shares, all of the 12,000,000 shares sold in our IPO by the CD&R Investor are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"), unless purchased by our "affiliates," as that term is defined in Rule 144 under the Securities Act ("Rule 144").

The remaining 50,458,367 shares of common stock outstanding as of November 14, 2016 are restricted securities within the meaning of Rule 144 but are eligible for resale subject to applicable volume, manner of sale, holding period and other limitations of Rule 144 or pursuant to an exception from registration under Rule 701 under the Securities Act ("Rule 701") and are also currently subject to the terms of the lock-up agreements entered into in connection with our IPO by us, the CD&R Investor, our executive officers and directors, and stockholders currently representing substantially all of the outstanding shares of our common stock.

In June 2016, we filed a registration statement on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock acquired upon exercise of (i) stock options granted under these plans and (ii) other equity-based awards granted under the Omnibus Incentive Plan (as defined below) are also freely tradable under the Securities Act, subject to the terms of the lock-up agreements, unless purchased by our affiliates. As of November 14, 2016, there were stock options outstanding to purchase a total of 6,663,974 shares of our common stock. In addition, 3,785,957 shares of our common stock are reserved for future issuances under our Omnibus Incentive Plan.

In connection with our IPO, we, our executive officers and directors, and the selling stockholder in the IPO signed lock-up agreements under which, subject to certain exceptions, we and they have agreed not to sell, transfer or dispose of or hedge, directly or indirectly, any shares of our common stock or any securities convertible into or exercisable or exchangeable for shares of our common stock until December 6, 2016. Following the expiration of this lock-up period, 50,458,367 shares of our common stock will be eligible for future sale, subject to the applicable volume, manner of sale, holding period and other limitations of Rule 144. In addition, our significant stockholders may distribute shares that they hold to their investors who themselves may then sell into the public market following the expiration of the lock-up period. Such sales may not be subject to the volume, manner of sale, holding period and other limitations of Rule 144. As resale restrictions end, the market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them. Furthermore, the CD&R Investor, which currently owns approximately 80.1% of the outstanding shares of our common stock has the right to require us to register shares of common stock for resale in some circumstances.

In the future, we may issue additional shares of common stock or other equity or debt securities convertible into or exercisable or exchangeable for shares of our common stock in connection with a financing, strategic investment, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts that covers our common stock downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts ceases coverage of our common stock or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our common stock price or trading volume to decline.

The CD&R Investor has significant influence over us and may not always exercise its influence in a way that benefits our public stockholders.

As of November 14, 2016, the CD&R Investor owns approximately 80.1% of the outstanding shares of our common stock. As a result, the CD&R Investor will continue to exercise significant influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, which may reduce the market price of our common stock.

As long as the CD&R Investor continues to beneficially own at least 50% of our outstanding common stock, the CD&R Investor generally will be able to determine the outcome of corporate actions requiring stockholder approval, including the election of the members of our board of directors and the approval of significant corporate transactions, such as mergers and the sale of substantially all of our assets. Even after the CD&R Investor reduces its beneficial ownership below 50% of our outstanding common stock, it will likely still be able to assert significant influence over our board of directors and certain corporate actions. The CD&R Investor has the right to designate for nomination for election at least a majority of our directors as long as the CD&R Investor beneficially owns at least 50% of our common stock.

Because the CD&R Investor’s interests may differ from your interests, actions the CD&R Investor takes as our controlling stockholder or as a significant stockholder may not be favorable to you. For example, the concentration of ownership held by the CD&R Investor could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination that another stockholder may otherwise view favorably. Other potential conflicts could arise, for example, over matters such as employee retention or recruiting, or our dividend policy.

Under our amended and restated certificate of incorporation, the CD&R Investor and its affiliates and, in some circumstances, any of our directors and officers who is also a director, officer, employee, member or partner of the CD&R Investor and its affiliates, have no obligation to offer us corporate opportunities.

The policies relating to corporate opportunities and transactions with the CD&R Investor set forth in our second amended and restated certificate of incorporation ("amended and restated certificate of incorporation") address potential conflicts of interest between Atkore, on the one hand, and the CD&R Investor and its officers, directors, employees, members or partners who are directors or officers of our company, on the other hand. In accordance with those policies, the CD&R Investor may pursue corporate opportunities, including acquisition opportunities that may be complementary to our business, without offering those opportunities to us. Atkore stockholders are deemed to have notice of and have consented to these provisions of our amended and restated certificate of incorporation. Although these provisions are designed to resolve conflicts between us and the CD&R Investor and its affiliates fairly, conflicts may not be resolved in our favor or be resolved at all.

Future offerings of debt or equity securities which would rank senior to our common stock may adversely affect the market price of our common stock.

If, in the future, we decide to issue debt or equity securities that rank senior to our common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, or the "Sarbanes-Oxley Act," and the Dodd-Frank Act, will be expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

Our IPO was completed in June 2016. As a public company, we are subject to the reporting, accounting and corporate governance requirements, under the listing standards of the NYSE, the Sarbanes-Oxley Act and the Dodd-Frank Act that apply to issuers of listed equity, which impose certain significant compliance requirements, costs and obligations upon us. The changes necessitated by being a publicly listed company require a significant commitment of additional resources and management oversight which increase our operating costs. Further, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. In addition, we may identify control deficiencies which could result in a material weakness or significant deficiency. In the past, we have identified material weaknesses, all of which have since been remediated. We did not identify any material weaknesses for fiscal 2016.

The expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to define and expand the roles and the duties of our board of directors and its committees and institute more comprehensive compliance and investor relations functions. Failure to comply with Sarbanes-Oxley Act or Dodd-Frank Act could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities.

Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated by-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock.

Our amended and restated certificate of incorporation and our second amended and restated by-laws ("amended and restated by-laws") include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by-laws collectively:

•	authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•
provide for a classified board of directors, which divides our board of directors into three classes, with members of each class serving staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting;

•	limit the ability of stockholders to remove directors if the CD&R Investor ceases to beneficially own at least 40% of the outstanding shares of our common stock;

•	provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;

•	prohibit stockholders from calling special meetings of stockholders if the CD&R Investor ceases to beneficially own at least 40% of the outstanding shares of our common stock;

•
prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders, if the CD&R Investor ceases to beneficially own at least 40% of the outstanding shares of our common stock;

•	establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders; and

•
require the approval of holders of at least 66⅔% of the outstanding shares of our common stock to amend our amended and restated by-laws and certain provisions of our amended and restated certificate of incorporation if the CD&R Investor ceases to beneficially own at least 40% of the outstanding shares of our common stock.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.

Our amended and restated certificate of incorporation and amended and restated by-laws may also make it difficult for stockholders to replace or remove our management. Furthermore, the existence of the foregoing provisions, as well as the significant amount of common stock that the CD&R Investor owns, could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

We could be the subject of securities class action litigation due to future stock price volatility, which could divert management’s attention and materially and adversely affect our business, financial position, results of operations or cash flows.

The stock market in general, and market prices for the securities of companies like ours in particular, have from time to time experienced volatility that often has been unrelated to the operating performance of the underlying companies. A certain degree of stock price volatility can be attributed to being a newly public company. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. In certain situations in which the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a similar lawsuit against us, the defense and disposition of the lawsuit could be costly and divert the time and attention of our management and could materially and adversely affect our business, financial position, results of operations or cash flows.

We do not intend to pay dividends on our common stock for the foreseeable future and, consequently, your ability to achieve a return on your investment depends on appreciation in the price of our common stock.

We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock depends upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. Payments of dividends, if any, are at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries (including AII) to us, and such other factors as our board of directors may deem relevant. In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law imposes additional requirements that may restrict our ability to pay dividends to holders of our common stock.

We are a "controlled company" within the meaning of NYSE rules and, as a result, we qualify for, and currently rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.

The CD&R Investor controls a majority of the voting power of our outstanding common stock. Accordingly, we qualify as a "controlled company" within the meaning of NYSE corporate governance standards. Under NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain NYSE corporate governance standards, including:

•	the requirement that a majority of the board of directors consist of independent directors;

•	the requirement that our nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating and governance and compensation committees.

We currently rely on these exemptions. As a result, we do not have a majority of independent directors, our nominating and governance committee and compensation committee do not consist entirely of independent directors and such committees may not be subject to annual performance evaluations. Consequently, you do not have the same protections afforded to stockholders of companies that are subject to all of NYSE corporate governance rules and requirements. Our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price.

Our amended and restated certificate of incorporation includes provisions limiting the personal liability of our directors for breaches of fiduciary duty under the DGCL.

Our amended and restated certificate of incorporation contains provisions permitted under the action asserting a claim arising under the General Corporation Law of the State of Delaware ("DGCL") relating to the liability of directors. These provisions eliminate a director’s personal liability to the fullest extent permitted by the DGCL for monetary damages resulting from a breach of fiduciary duty, except in circumstances involving:

•	any breach of the director’s duty of loyalty;

•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;

•	under Section 174 of the DGCL (unlawful dividends); or

•	any transaction from which the director derives an improper personal benefit.

The principal effect of the limitation on liability provision is that a stockholder will be unable to prosecute an action for monetary damages against a director unless the stockholder can demonstrate a basis for liability for which indemnification is not available under the DGCL. These provisions, however, should not limit or eliminate our rights or any stockholder’s rights to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director’s fiduciary duty. These provisions do not alter a director’s liability under federal securities laws. The inclusion of this provision in our amended and restated certificate of incorporation may discourage or deter stockholders or management from bringing a lawsuit against directors for a breach of their fiduciary duties, even though such an action, if successful, might otherwise have benefited us and our stockholders.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, other employees, agents or stockholders, (iii) any action asserting a claim arising out of or under the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware (including, without limitation, any action asserting a claim arising out of or pursuant to our amended and restated certificate of incorporation or our amended and restated by-laws) or (iv) any action asserting a claim that is governed by the internal affairs doctrine. As a stockholder in our company, you are deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers, other employees, agents or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial position, results of operations or cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Our corporate headquarters are located in owned premises at 16100 South Lathrop Avenue, Harvey, Illinois. We and our operating companies own and lease a variety of facilities, principally in the United States, for manufacturing, distribution and light assembly. Our manufacturing, distribution and assembly centers are strategically located to optimize route efficiency, market coverage and overhead. The following chart identifies the number of owned and leased facilities, other than the headquarter properties listed above, used by each of our reportable segments as of September 30, 2016. We believe that these facilities, when considered with the corporate headquarters, offices, and warehouses are suitable and adequate to support the current needs of our business.

Reportable Segment	Owned Facilities	Leased Facilities
Electrical Raceway	7	12
Mechanical Products & Solutions	7	26
We believe that our facilities are well-maintained and are sufficient to meet our current and projected needs. We also have an ongoing process to continually review and update our real estate portfolio to meet changing business needs. Our two principal facilities are located in Harvey, Illinois and New Bedford, Massachusetts. Our owned facility in Harvey, Illinois supports both our Electrical Raceway and MP&S segments. Our owned facility in New Bedford, Massachusetts supports our Electrical Raceway segment.
Item 3. Legal Proceedings
See Note 16, ''Commitments and Contingencies'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.
Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Common Stock Market Prices
Shares of our common stock have traded on the NYSE under the symbol ATKR since June 10, 2016. Prior to that date, there was no market for our common stock. The range of high and low sale prices of our common stock as reported by the NYSE is set forth in the table below:

	High Sales Price	Low Sales Price
2016:
Third quarter	$16.85	$15.56
Fourth quarter	19.17	14.17
Holders
As of November 14, 2016, there were 23 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.
Dividend Policy
We have not and do not intend to declare or pay dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs and general corporate purposes. Our ability to pay dividends to holders of our common stock is significantly limited as a practical matter by the Credit Facilities insofar as we may seek to pay dividends out of funds made available to us by AII or its subsidiaries, because AII’s debt instruments directly or indirectly restrict AII’s ability to pay dividends or make loans to us. Any future determination to pay dividends on our common stock will be subject to the discretion of our board of directors and depend upon various factors, including our results of operations, financial condition, liquidity requirements, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by Delaware law, general business conditions and other factors that our board of directors may deem relevant.

** Assumes $100 invested on June 10, 2016 in stock or index, including reinvestment of dividends.
The following group of 10 public companies represents the Company's peer group:

•	Pentair plc	•	Eaton Corp. Plc
•	Schneider Electric SE	•	Hubbell Incorporated Class B
•	ABB Ltd. Sponsored ADR	•	Littelfuse, Inc.
•	Acuity Brands	•	Legrand SA
•	AZZ Inc.	•	NCI Building Systems, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table contains information, as of September 30, 2016, about the amount of common shares to be issued upon the exercise of outstanding options and restricted stock units ("RSUs") granted under the Omnibus Incentive Plan ("Omnibus Incentive Plan").

(share amounts in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Plan Category	(1)
Equity compensation plans approved by shareholders	6,698	$7.77	3,786
Equity compensation plans not approved by shareholders	—	—	—
Total	6,698	$7.77	3,786
(1) Includes 6,664 stock options and 34 RSUs granted to officers pursuant to the Omnibus Incentive Plan. See Note 13, ''Stock Incentive Plan'' for a description of the Omnibus Incentive Plan.
Recent Sales of Unregistered Securities
In October 2015, we issued 5,138 shares of our common stock to certain former employees upon exercise of vested options at a purchase price of $9.12 per share.

In November 2015, we issued 2,055 shares of our common stock to certain former employees upon exercise of vested options at a purchase price of $9.12 per share.

In December 2015, we issued 2,778 shares of our common stock to current employees in exchange for $25,350 in cash.

In December 2015, we issued 22,834 restricted stock units to 3 outside directors with a value of $13.14 per unit.

In January 2016, we issued 5,138 shares of our common stock to certain former employees upon exercise of vested options at a purchase price of $13.14 per share.

In January 2016, we issued 2,152 shares of our common stock to a current employee in exchange for $28,278 in cash.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act or Regulation D or Rule 701 promulgated thereunder, as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

There were no underwriters employed in connection with any of the transactions set forth as "Recent Sales of Unregistered Securities."

Item 6. Selected Financial Data
The following tables set forth selected historical financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of September 30, 2016 and September 25, 2015 and for the fiscal years ended September 30, 2016, September 25, 2015 and September 26, 2014 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The selected historical consolidated financial data as of September 26, 2014 and for the year ended September 27, 2013 have been derived from our audited consolidated financial statements and related notes not included elsewhere in this Annual Report. The selected historical consolidated financial data as of September 27, 2013 and September 28, 2012 and for the year ended September 28, 2012 have been derived from our unaudited consolidated financial statements and related notes not included elsewhere in this Annual Report.

The selected financial data presented below should be read in conjunction with Item 7, ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the consolidated financial statements and related notes included in Item 8, ''Financial Statements and Supplementary Data'' of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period.

(in thousands, except per share data)	September 30, 2016	September 25, 2015 (1)	September 26, 2014 (2)	September 27, 2013 (3)	September 28, 2012
Statement of Operations Data:
Net sales	$1,523,384	$1,729,168	$1,702,838	$1,475,897	$1,549,325
Cost of sales	1,154,702	1,456,375	1,475,728	1,264,348	1,305,432
Gross profit	368,682	272,793	227,110	211,549	243,893
Selling, general and administrative	219,397	185,815	180,783	160,749	162,845
Intangible asset amortization	22,238	22,103	20,857	15,317	14,939
Asset impairment charges (4)	129	27,937	44,424	9,161	12,153
Operating income (loss)	126,918	36,938	(18,954)	26,322	53,956
Interest expense, net	41,798	44,809	44,266	47,869	50,113
(Gain) loss on extinguishment of debt (5)	(1,661)	—	43,667	—	—
Income (loss) from operations before income taxes	86,781	(7,871)	(106,887)	(21,547)	3,843
Income tax expense (benefit)	27,985	(2,916)	(32,939)	(2,966)	(3,347)
Income (loss) from continuing operations	58,796	(4,955)	(73,948)	(18,581)	7,190
Loss from discontinued operations before income taxes(6)	—	—	—	(39,863)	(6,271)
(Expense) benefit for income taxes	—	—	—	(2,791)	1,129
Net income (loss)	58,796	(4,955)	(73,948)	(61,235)	2,048
Convertible preferred stock and dividends	—	—	29,055	47,234	41,967
Net income (loss) attributable to common stockholders	$58,796	$(4,955)	$(103,003)	$(108,469)	$(39,919)
Weighted-Average Common Shares Outstanding
Basic	62,486	62,527	50,998	40,744	40,688
Diluted	62,820	62,527	50,998	40,744	40,688
Net income (loss) per share
Basic	$0.94	$(0.08)	$(2.02)	$(2.66)	$(0.98)
Diluted	$0.94	$(0.08)	$(2.02)	$(2.66)	$(0.98)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$200,279	$80,598	$33,360	$54,770	$51,927
Total assets	1,164,568	1,113,799	1,185,419	1,272,195	1,267,996
Long-term debt, including current maturities	630,313	652,208	692,867	451,297	389,633
Cumulative convertible preferred stock	—	—	—	423,576	376,341
Total equity	257,246	156,277	176,469	510,377	543,378
Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$156,646	$141,073	$86,333	$35,424	$58,361
Investing activities	(12,895)	(46,641)	(48,860)	(87,252)	(12,750)
Financing activities	(23,908)	(44,106)	(57,584)	55,823	(41,246)
Other Financial Data:
Adjusted net sales (7)	$1,515,568	$1,550,575	$1,510,150	$1,277,175	$1,347,848
Adjusted EBITDA (8)	235,002	163,950	126,597	111,559	124,877
Adjusted EBITDA Margin (9)	15.5%	10.6%	8.4%	8.7%	9.3%
Capital expenditures	(16,830)	(26,849)	(24,362)	14,999	19,192

(1)	Includes results of operations of American Pipe & Plastics, Inc., or "APPI," and Steel Components, Inc., or "SCI," from October 20, 2014 and November 17, 2014, respectively.
(2)	Includes results of operations of Ridgeline from October 11, 2013.
(3)	Includes results of operations of Heritage Plastics and Liberty Plastics from September 17, 2013.
(4)
We recorded asset impairments of $0.1 million for fiscal 2016 for the write-down of prepaid shop supplies resulting from the closure of our Philadelphia, Pennsylvania manufacturing facility. We announced our planned exit from our Fence and Sprinkler steel pipe and tube product lines, or "Fence and Sprinkler,"and the closure of a Philadelphia, Pennsylvania manufacturing facility in August 2015.

We recorded asset impairments of $27.9 million for fiscal 2015, of which $24.0 million relates to Fence and Sprinkler. The remaining $3.9 million represents impairment of goodwill from our SCI acquisition, which is part of our Electrical Raceway reportable segment.

We recorded asset impairments of $44.4 million for fiscal 2014, of which $43.0 million represents goodwill impairment from a reporting unit within our MP&S reportable segment. The remaining $1.4 million primarily represents a $0.9 million impairment of trade names of our Razor Ribbon and Columbia MBF commercial businesses.

(5)
Fiscal 2016 gain incurred in connection with the redemptions of $19 million of our Second Lien Term Loan Facility.
Fiscal 2014 loss incurred in connection with the redemption of AII’s 9.875% Senior Secured Notes due 2018, or the "Senior Notes." See Note 8, "Debt" to our audited consolidated financial statements included elsewhere in this Annual Report.

(6)	We divested our business in Brazil during fiscal 2013, which was reported as a discontinued operation.
(7)
We present Adjusted net sales to facilitate comparisons of reported net sales from period to period. In August 2015, we announced plans to exit Fence and Sprinkler in order to re-align our long-term strategic focus. We define Adjusted net sales as reported net sales excluding net sales directly attributable to Fence and Sprinkler. Adjusted net sales has limitations as an analytical tool, and should not be considered in isolation or as an alternative to measures based on accounting principles generally accepted in the United States of America ("GAAP"), such as net sales or other financial statement data presented in our consolidated financial statements as an indicator of revenue. Because Adjusted net sales is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted net sales, as presented, may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of net sales to Adjusted net sales for the periods presented:

	Fiscal year ended
(in thousands)	September 30, 2016	September 25, 2015	September 26, 2014	September 27, 2013	September 28, 2012
Net sales	$1,523,384	$1,729,168	$1,702,838	$1,475,897	$1,549,325
Impact of Fence and Sprinkler exit	(7,816)	(178,593)	(192,688)	(198,722)	(201,477)
Adjusted net sales	$1,515,568	$1,550,575	$1,510,150	$1,277,175	$1,347,848

(8)
We define Adjusted EBITDA as net income (loss) before: loss from discontinued operations (net of income taxes), depreciation and amortization, (gain) loss on extinguishment of debt, interest expense (net), income tax expense (benefit), restructuring and impairments, net periodic pension benefit cost, stock-based compensation, impact from anti-microbial coated sprinkler pipe, or "ABF," product liability, consulting fees, multi-employer pension withdrawal, legal settlements, transaction costs, other items, and the impact from our Fence and Sprinkler exit. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA as a profitability measure in evaluating the performance of our business.

(9)
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

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal year ended
(in thousands)	September 30, 2016	September 25, 2015	September 26, 2014	September 27, 2013	September 28, 2012
Net income (loss)	$58,796	$(4,955)	$(73,948)	$(61,235)	$2,048
Loss from discontinued operations, net of income tax (expense) benefit	—	—	—	42,654	5,142
Depreciation and amortization	55,017	59,465	58,695	48,412	38,587
(Gain) loss on extinguishment of debt	(1,661)	—	43,667	—	—
Interest expense, net	41,798	44,809	44,266	47,869	50,113
Income tax expense (benefit)	27,985	(2,916)	(32,939)	(2,966)	(3,347)
Restructuring & impairments (a)	4,096	32,703	46,687	10,931	12,731
Net periodic pension benefit cost (b)	441	578	1,368	3,371	2,935
Stock-based compensation (c)	21,127	13,523	8,398	2,199	1,035
ABF product liability impact (d)	850	(216)	2,841	1,383	3,437
Consulting fees (e)	15,425	3,500	4,854	6,000	6,000
Multi-employer pension withdrawal (f)	—	—	—	7,290	—
Legal settlements (g)	1,382	—	—	—	—
Transaction costs (h)	7,832	6,039	5,049	1,780	1,258
Other (i)	1,103	14,305	12,656	7,685	8,092
Impact of Fence and Sprinkler exit (j)	811	(2,885)	5,003	(3,814)	(3,154)
Adjusted EBITDA	$235,002	$163,950	$126,597	$111,559	$124,877

(a) Restructuring amounts represent exit or disposal costs including termination benefits and facility closure costs. Impairment amounts represent write-downs of goodwill, intangible assets and/or long-lived assets. See Note 6, ''Goodwill and Intangible Assets'' and Note 15, ''Restructuring Charges and Asset Impairments'' to our consolidated financial statements for further detail.
(b) Represents pension costs in excess of cash funding for pension obligations in the period. See Note 10, ''Postretirement Benefits'' to our consolidated financial statements for further detail.
(c) Represents stock-based compensation expenses related to option awards and restricted stock units. See Note 13, ''Stock Incentive Plan'' to our consolidated financial statements for further detail.
(d) Represents changes in our estimated exposure to ABF matters. See Note 16, ''Commitments and Contingencies'' to our consolidated financial statements for further detail.

(e) Represents amounts paid to CD&R and, until April 9. 2014, to Tyco. See Note 3, ''Related Party Transactions'' to our consolidated financial statements for further detail.
(f) Represents our proportional share of a multi-employer pension liability from which we withdrew in fiscal 2013. See Note 10, ''Postretirement Benefits'' to our consolidated financial statements for further detail.
(g) Represents gain (loss) recognized in litigation settlements. See Note 16, ''Commitments and Contingencies'' to our consolidated financial statements for further detail.
(h) Represents expenses related to our IPO and acquisition and divestiture-related activities.
(i) Represents other items, such as lower-of-cost-or-market inventory adjustments, release of indemnified uncertain tax positions and the impact of foreign exchange gains or losses related to our divestiture in Brazil.
(j) Represents historical performance of Fence and Sprinkler and related operating costs.

(9)	We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Adjusted net sales.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the accompanying consolidated financial statements and related notes included in this Annual Report.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in "Special Note Regarding Forward-Looking Statements and Information" and"Risk Factors" included elsewhere in this Annual Report. The percentages provided below reflect rounding adjustments. Accordingly, figures expressed as percentages when aggregated may not be the arithmetic sum of the percentages that precede them.
Business Factors Influencing our Results of Operations
We are a leading manufacturer of Electrical Raceway products primarily for the non-residential construction and renovation markets and MP&S for the construction and industrial markets. Electrical Raceway products form the critical infrastructure that enables the deployment, isolation and protection of a structure’s electrical circuitry from the original power source to the final outlet. MP&S frame, support and secure component parts in a broad range of structures, equipment and systems in electrical, industrial and construction applications. We believe we hold #1 or #2 positions in the United States by net sales in the vast majority of our products. The quality of our products, the strength of our brands and our scale and national presence provide what we believe to be a unique set of competitive advantages that position us for profitable growth.
The following factors may affect our results of operations in any given period:
Economic Conditions. Our business depends on demand from customers across various end markets, including wholesale distributors, OEMs, retail distributors and general contractors. Our products are primarily used by trade contractors in the construction and renovation of non-residential structures such as commercial office buildings, healthcare facilities and manufacturing plants. In fiscal 2016, 92% of our net sales were to customers located in the United States. As a result, our business is heavily dependent on the health of the U.S. economy, in general, and on U.S. non-residential construction activity, in particular. A stronger U.S. economy and robust non-residential construction generally increase demand for our products.
We believe that our business and demand for our products is influenced by two main economic indicators: U.S. gross domestic product, or "GDP," and non-residential construction starts, measured in square footage. The U.S. non-residential construction market has experienced modest growth over the past few years, in line with U.S. GDP. Our historic results have been positively impacted by growth in the non-residential construction market, as such growth leads to greater demand for our products. MR&R activity generally increases and represents a greater share of non-residential construction activity during challenging periods in the economic or construction cycle. During those periods, our MR&R demand as a percentage of total demand typically increases, providing a more consistent revenue stream for our business.

Raw Materials. We use a variety of raw materials in the manufacture of our products, which primarily include steel, copper and PVC resin. We believe that sources for these raw materials are well established, generally available and are in sufficient quantity that we may avoid disruption in our business. The cost to procure these raw materials is subject to price fluctuations, often as a result of macroeconomic conditions. Our cost of sales may be affected by changes in the market price of these materials, and to a lesser extent other commodities, such as zinc, electricity, natural gas and diesel fuel. The prices at which we sell our products may adjust upward or downward based on raw material price changes. We believe several factors drive the pricing of our products, including the quality of our products, the ability to meet customer delivery expectations and co-loading capabilities, as well as the prices of our raw material inputs. Historically, we have not engaged in hedging strategies for raw material purchases. Our results may be impacted by inventory liquidations at costs higher or lower than current prices we pay for similar items.
Working Capital. Our working capital requirements are impacted by our operational activities. Our inventory levels may be impacted from time to time, due to delivery lead times from our suppliers. We are typically obligated to pay for our raw material purchases within 10 and 30 days of their receipt, while we generally collect cash from the sale of our manufactured products between 40 and 50 days from the point at which title and risk of loss transfers.
Seasonality. In a typical year, our operating results are impacted by seasonality. Historically, sales of our products have been higher in the third and fourth quarters of each fiscal year due to favorable weather for construction-related activities.
Recent Acquisitions. In addition to our organic growth, we have transformed the Company through acquisitions in recent years, allowing us to expand our product offerings with existing and new customers. In accordance with GAAP, the results of our acquisitions are reflected in our financial statements from the date of each acquisition forward.
Our acquisition strategy has focused primarily on growing market share by complementing our existing portfolio with synergistic products and expanding into end-markets that we have not previously served. In total, we have invested over $200 million in acquisitions since 2011. In 2012, we acquired Flexhead Industries, or "Flexhead," a leading manufacturer of flexible sprinkler drops that provided a set of higher margin, value-added products to our MP&S portfolio. Flexhead’s products provide engineers, architects, contractors and building owners with solutions for rapid installation, simple relocation and system versatility for commercial ceilings applications.
Product diversification has been a core element to our growth strategy. Prior to 2013, our Electrical Raceway offering primarily consisted of steel and copper products. At that time, we produced PVC conduit from a single facility in Georgia, and we did not have a meaningful presence in the market. In 2013 and 2014, we completed the acquisitions of Heritage Plastics, Liberty Plastics, Ridgeline and APPI, which significantly increased our portfolio of PVC products, including PVC conduit, fittings, elbows and sweeps. The additional scale, which included new operations in the Northeast, Midwest, Southwest and Western United States, enabled us to more comprehensively serve our largest electrical distribution customers in this product line and significantly increased our market share and presence in the Electrical Raceway market. These acquisitions also substantially increased our cross-selling opportunities, providing a meaningful avenue for growth going forward.
In 2015, we acquired SCI, a manufacturer of electrical fittings for steel, flexible and liquidtight conduit as well as armored cable. SCI enhanced the breadth of our product portfolio and is representative of the opportunities we have in our fragmented markets to add complementary products that will further support our growth and customer value proposition. We expect to continue to pursue synergistic acquisitions as part of our growth strategy to expand our product offerings.
See Note 2, ''Acquisitions'' to the accompanying consolidated financial statements.
Divestitures and Restructurings. Since 2011, we have continuously evaluated our operations to ensure that we are investing resources strategically. Our assessment has included existing operating performance, required levels of investment to improve performance and the overall complexities of doing business in certain markets and geographic regions. After careful consideration, we streamlined our business through a combination of business divestitures, asset sales and the exit of certain product lines.
In 2012, we sold our interest in a joint venture in Saudi Arabia that represented our only investment in the Middle East because we determined that it did not provide sufficient earnings or strategic value to support the complexities of managing foreign operations. During that same year, we also sold two low-margin, commodity-oriented businesses in the United States for which we had limited market presence or competitive differentiation—our hollow structural tube business based in Morrisville, Pennsylvania and our sprinkler system fabrication business. During 2013, we further reduced our non-domestic footprint by closing one facility in Brazil, selling the remainder of our Brazilian operations and closing our Acroba subsidiary in France. Exiting these international businesses allowed us to generate cash, eliminate low-margin businesses from our portfolio and mitigate various risks, such as foreign currency exposure and the general complexities of managing operations outside the United States.

In April 2014, AII refinanced its then outstanding indebtedness with the proceeds of the Term Loan Facilities. AII paid a dividend to AIH with a portion of the proceeds of the Term Loan Facilities, and AIH in turn paid a dividend to us to fund our acquisition of all of the shares of our common stock then held by the Tyco Seller for an aggregate cash purchase price of approximately $250.0 million.
In 2015, we exited Fence and Sprinkler, two product lines that did not align with our long-term vision due to limited product differentiation, exposure to significant import competition, ongoing price pressure due to overcapacity in the market and having different channels to market than our Electrical Raceway and MP&S segments. In conjunction with the exit from Fence and Sprinkler, we evaluated the viability of a Philadelphia, Pennsylvania manufacturing facility and determined that significant investment would be required to bring that facility to an acceptable level of operation. Given our ability to shift ongoing production capacity from that facility to other existing facilities, we closed this facility in the first quarter of fiscal 2016. Neither Fence nor Sprinkler constituted a component with a significance level that would have required presentation as discontinued operations.
See Note 15, ''Restructuring Charges and Asset Impairments'' and Note 18, ''Assets Held for Sale'' to the accompanying consolidated financial statements.
Initial Public Offering.  On June 9, 2016, our registration statement on Form S-1 for our IPO was declared effective by the SEC. On June 15, 2016, we completed the offering of 12,000,000 shares of our common stock at a price of $16.00 per share. The Company did not receive any proceeds from the shares sold in the IPO.
Foreign currencies. In fiscal 2016, approximately 8% of our net sales came from customers located outside the United States, most of which were foreign currency sales denominated in Canadian dollars, British pounds sterling, Australian dollars, Chinese Yuan and New Zealand dollars. The functional currency of our operations outside the United States is generally the local currency. Assets and liabilities of our non-U.S. subsidiaries are translated into U.S. dollars using period-end exchange rates. Foreign revenue and expenses are translated at the monthly average exchange rates in effect during the period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss within our statements of comprehensive income (loss). See "Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk."
See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' to the accompanying audited consolidated financial statements.
Emerging Industry Trends. In addition to U.S. GDP and non-residential construction starts, there are emerging industry trends that we believe will drive further demand for our products. These include new building technologies which enhance facility management, such as automation and LED lighting systems, as well as the rapid expansion of certain non-residential construction categories, including data centers and healthcare facilities. In recent years, technological advancements aimed at improving facility management have been driven by a number of factors, including integration and interoperability, the proliferation of the Internet and associated increases in data and power requirements and a desire to reduce costs through improved energy efficiency, lighting systems and operating effectiveness. We believe that these trends will drive greater needs for electrical capacity and circuitry, increasing the demand for many of our products. We also target high growth end-markets that are projected to experience rapid growth and to drive demand for our products, including our framing and support products. According to Dodge non-residential construction data, healthcare sector construction activity is projected to grow at a compound annual growth rate ("CAGR") of 8.7% between 2016 and 2019. Lastly, based on third-party data, growth in the data center construction market in the United States is forecast to grow at a CAGR of 4.2% between 2014 and 2019 and, between 2015 and 2020, the building lighting control systems market in the United States is forecast to grow at a CAGR of 5%, while the LED lighting market in North America is forecast to grow at a CAGR of 13%.
Reportable Segments
We operate our business through two operating segments which are also our reportable segments: Electrical Raceway and MP&S. Our operating segments are organized based on primary market channel and, in most instances, the end use of products. We review the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance on the basis of net sales, Adjusted net sales and Adjusted EBITDA. See Note 19, ''Segment Information'' to the audited consolidated financial statements included elsewhere in this Annual Report for further detail.

Intersegment transactions primarily consist of product sales at transfer prices which we set on an arms-length basis. Gross profit earned and reported within each segment from such transactions is eliminated in our consolidated results. Certain manufacturing and distribution expenses are allocated between our operating segments on a pro rata basis due to the shared nature of activities. Certain assets, such as machinery and equipment and facilities, are not allocated to each segment despite serving both segments. These shared assets are reported within the MP&S segment. We allocate certain corporate operating expenses that directly benefit our operating segments, such as insurance and information technology, on a basis that reasonably approximates an estimate of the use of these services.
In addition to our operating segments, our consolidated financial results include "Corporate." Corporate consists of unallocated selling, general and administrative activities and associated expenses including executive, legal, finance, human resources, information technology, business development and communications. In addition, certain costs and earnings of employee-related benefits plans, such as stock-based compensation and the portion of medical costs for which the Company is self-insured, are included in Corporate and not allocated to our operating segments. Corporate also reflects our cash pooling structures and borrowings under the Credit Facilities to meet liquidity needs.
Fiscal Year
We have a 52- or 53-week fiscal year that ends on the last day in September, starting in fiscal 2016. Prior to fiscal 2016, the fiscal year ended on the last Friday in September. Fiscal 2016 was a 53-week fiscal year, which ended on September 30, 2016. Fiscal 2015 and 2014 were 52-week fiscal years, which ended on September 25, 2015 and September 26, 2014, respectively. Our next fiscal year will end on September 30, 2017 and will be a 52-week year. Our fiscal quarters end on the last Friday in December, March and June.
Key Components of Results of Operations
Net sales
Net sales represents external sales of Electrical Raceway products to the non-residential construction and MR&R markets and MP&S products and solutions to the commercial and industrial markets. Net sales includes gross product sales and freight billed to our customers, net of allowances for rebates, sales incentives, trade promotions, product returns and discounts.
Adjusted net sales
We present Adjusted net sales to facilitate comparisons of reported net sales from period to period within our MP&S segment. In August 2015, we announced plans to exit Fence and Sprinkler in order to re-align our long-term strategic focus. These product lines were discontinued during the first quarter of fiscal 2016.
We define Adjusted net sales as reported net sales excluding net sales directly attributable to Fence and Sprinkler. We believe Adjusted net sales is useful for investors because management uses Adjusted net sales as a profitability measure to evaluate our ongoing business operations, which no longer include Fence and Sprinkler. Adjusted net sales has limitations as an analytical tool, and should not be considered in isolation or as an alternative to GAAP, such as net sales or other financial statement data presented in our consolidated financial statements as an indicator of revenue. Because Adjusted net sales is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted net sales, as presented, may not be comparable to other similarly titled measures of other companies.
The following table sets forth a reconciliation of net sales to Adjusted net sales for the fiscal years ended September 30, 2016, September 25, 2015 and September 26, 2014:

	Fiscal year ended
($ in thousands)	September 30, 2016	September 25, 2015	September 26, 2014
Net sales	$1,523,384	$1,729,168	$1,702,838
Impact of Fence and Sprinkler exit	(7,816)	(178,593)	(192,688)
Adjusted net sales	$1,515,568	$1,550,575	$1,510,150

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
Selling, general and administrative expenses
Selling, general and administrative costs includes payroll related expenses including salaries, wages, employee benefits, payroll taxes, variable cash compensation for both administrative and selling personnel and consulting and professional services fees and other costs incurred in becoming a public company. Also included are compensation expense for share-based awards, restructuring-related charges, third-party professional services and translation gains or losses for foreign currency transactions.
Adjusted EBITDA and Adjusted EBITDA Margin
We use Adjusted EBITDA and Adjusted EBITDA Margin in evaluating the performance of our business, and use each in the preparation of our annual operating budgets and as indicators of business performance and profitability. We believe Adjusted EBITDA and Adjusted EBITDA Margin allow us to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. We define Adjusted EBITDA as net income (loss) before: depreciation and amortization, (gain) loss on extinguishment of debt, interest expense (net), income tax expense (benefit), restructuring and impairments, net periodic pension benefit cost, stock-based compensation, impact from anti-microbial coated sprinkler pipe, or "ABF," product liability, legal settlements, consulting fees, transaction costs, other items, and the impact from our Fence and Sprinkler exit. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Adjusted net sales. We believe that each of Adjusted EBITDA and Adjusted EBITDA Margin, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA and Adjusted EBITDA Margin as a profitability measure in evaluating the performance of our business.
For further discussion on Adjusted EBITDA and Adjusted EBITDA Margin, including definitions thereof and reconciliations of net income (loss) to Adjusted EBITDA, see Item 6, ''Selected Financial Data''.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the fiscal years ended September 30, 2016, September 25, 2015 and September 26, 2014:

	Fiscal year ended
(in thousands)	September 30, 2016	September 25, 2015	September 26, 2014
Net income (loss)	$58,796	$(4,955)	$(73,948)
Depreciation and amortization	55,017	59,465	58,695
(Gain) loss on extinguishment of debt	(1,661)	—	43,667
Interest expense, net	41,798	44,809	44,266
Income tax expense (benefit)	27,985	(2,916)	(32,939)
Restructuring & impairments (a)	4,096	32,703	46,687
Net periodic pension benefit cost (b)	441	578	1,368
Stock-based compensation (c)	21,127	13,523	8,398
ABF product liability impact (d)	850	(216)	2,841
Consulting fees (e)	15,425	3,500	4,854
Legal settlements (f)	1,382	—	—
Transaction costs (g)	7,832	6,039	5,049
Other (h)	1,103	14,305	12,656
Impact of Fence and Sprinkler exit (i)	811	(2,885)	5,003
Adjusted EBITDA	$235,002	$163,950	$126,597

(a) Restructuring amounts represent exit or disposal costs including termination benefits and facility closure costs. Impairment amounts represent write-downs of goodwill, intangible assets and/or long-lived assets. See Note 6, ''Goodwill and Intangible Assets'' and Note 15, ''Restructuring Charges and Asset Impairments'' to our consolidated financial statements for further detail.
(b) Represents pension costs in excess of cash funding for pension obligations in the period. See Note 10, ''Postretirement Benefits'' to our consolidated financial statements for further detail.
(c) Represents stock-based compensation expenses related to option awards and restricted stock units. See Note 13, ''Stock Incentive Plan'' to our consolidated financial statements for further detail.
(d) Represents changes in our estimated exposure to ABF matters. See Note 16, ''Commitments and Contingencies'' to our consolidated financial statements for further detail.
(e) Represents amounts paid to CD&R. See Note 3, ''Related Party Transactions'' to our consolidated financial statements for further detail.
(f) Represents gain (loss) recognized in litigation settlements. See Note 16, ''Commitments and Contingencies'' to our consolidated financial statements for further detail.
(g) Represents expenses related to our IPO and acquisition and divestiture-related activities.
(h) Represents other items, such as lower-of-cost-or-market inventory adjustments, release of indemnified uncertain tax positions and the impact of foreign exchange gains or losses related to our divestiture in Brazil.
(i) Represents historical performance of Fence and Sprinkler and related operating costs.

Results of Operations
The results of operations for the fiscal years ended September 30, 2016, September 25, 2015 and September 26, 2014 were as follows:

	Fiscal year ended			Change		% Change
($ in thousands)	September 30, 2016	September 25, 2015	September 26, 2014	2016 vs 2015	2015 vs 2014	2016 vs 2015	2015 vs 2014
Net sales	$1,523,384	$1,729,168	$1,702,838	$(205,784)	$26,330	(11.9)%	1.5%
Cost of sales	1,154,702	1,456,375	1,475,728	(301,673)	(19,353)	(20.7)	(1.3)
Gross profit	368,682	272,793	227,110	95,889	45,683	35.2	20.1
Selling, general and administrative	219,397	185,815	180,783	33,582	5,032	18.1	2.8
Intangible asset amortization	22,238	22,103	20,857	135	1,246	0.6	6.0
Asset impairment charges	129	27,937	44,424	(27,808)	(16,487)	(99.5)	(37.1)
Operating income (loss)	126,918	36,938	(18,954)	89,980	55,892	*	*
Interest expense, net	41,798	44,809	44,266	(3,011)	543	(6.7)	1.2
(Gain) loss on extinguishment of debt	(1,661)	—	43,667	(1,661)	(43,667)	*	*
Income (loss) before income taxes	86,781	(7,871)	(106,887)	94,652	99,016	*	(92.6)
Income tax expense (benefit)	27,985	(2,916)	(32,939)	30,901	30,023	*	(91.1)
Net income (loss)	$58,796	$(4,955)	$(73,948)	$63,751	$68,993	*	*
Non-GAAP financial data
Adjusted net sales	$1,515,568	$1,550,575	$1,510,150	$(35,007)	$40,425	(2.3)	2.7
Adjusted EBITDA	$235,002	$163,950	$126,597	$71,052	$37,353	43.3	29.5
Adjusted EBITDA Margin	15.5%	10.6%	8.4%
* Not meaningful
Fiscal 2016 Compared to Fiscal 2015
Net sales
Net sales decreased $205.8 million, or 11.9% to $1,523.4 million for fiscal 2016 compared to $1,729.2 million for fiscal 2015. The decrease was primarily due to declines in sales of $170.8 million related to the Fence and Sprinkler exit announced in the fourth quarter of fiscal 2015. These product lines were fully discontinued in the first quarter of fiscal 2016. Sales further decreased $29.5 million due to lower net average selling prices which were the result of lower raw material prices during the year, $15.0 million due to a decrease in the volume sold of mechanical pipe products and armored cable fittings due to a decline in various end markets that utilize these products. Sales decreased $9.5 million due to the impact of a stronger U.S. dollar on reported foreign currency sales and $5.2 million due to decreased freight revenue. Partially offsetting these decreases was an increase of $21.0 million resulting from an additional week of sales during fiscal 2016. Fiscal 2016 was a 53-week fiscal which compared to fiscal 2015, which was a 52-week fiscal year. Lastly, there were $3.2 million of increased sales from our APPI and SCI businesses which were acquired during the first quarter of fiscal 2015.
Cost of sales
Cost of sales decreased by $301.7 million, or 20.7% to $1,154.7 million for fiscal 2016 compared to $1,456.4 million for fiscal 2015. The decrease was primarily due to lower costs resulting from the Fence and Sprinkler exit of $167.6 million and lower material costs and improved manufacturing productivity of $98.5 million across our existing product categories. Cost of sales decreased $17.0 million as less inventory required a lower-of-cost-or-market adjustment compared to the prior year. Additionally, freight and warehouse costs declined $13.3 million due to continuous improvement processes in the use of alternate modes and methods of transportation which provided cost savings, as well as lower overall fuel surcharges. Cost of sales also decreased $11.2 million due to a decrease in the volume sold of mechanical pipe products and armored cable fittings due to a decline in various end markets that utilize these products. A stronger U.S. dollar provided a favorable foreign currency translation impact, lowering cost of sales by $7.8 million. Lastly, our depreciation expense decreased by $5.5 million primarily due to property, plant, and equipment, which we ceased using in the fourth quarter of 2015 related to the exit of a manufacturing facility located in Philadelphia, Pennsylvania. These assets are considered held for sale at fair value for which we stopped depreciation. Partially offsetting these declines in cost of sales were increased costs of $16.3 million due to an additional week during fiscal 2016 and $2.9 million from our SCI business which we acquired during the first quarter of fiscal 2015. Fiscal 2016 was a 53-week fiscal year, which compared to fiscal 2015, which was a 52-week fiscal year.

Gross profit
Gross profit increased by $95.9 million, or 35.2% to $368.7 million for fiscal 2016 compared to $272.8 million for fiscal 2015. The increase was primarily attributable to the benefit of material costs declining in excess of the decline in sales prices as result of the Company's focus on strategic pricing, improved manufacturing productivity, lower freight and warehouse costs, decreased lower-of-cost-of-market charges and one additional week during fiscal 2016 offset in part by the impact of our Fence and Sprinkler exit and lower net volume of product sold.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $33.6 million, or 18.1% to $219.4 million for fiscal 2016 compared to $185.8 million for fiscal 2015. The increase was primarily due to the payment of a fee to CD&R of $12.8 million to terminate our consulting agreement with CD&R in connection with our IPO during the third quarter of 2016. We recorded incremental stock-based compensation expense of $7.6 million to revalue our outstanding stock option awards. The adjustment represents mark-to-market adjustments for our stock-based awards which were accounted for as liability awards and straight-line expense over the vesting period for our stock-based awards accounted for as equity awards. The Company modified the Omnibus Incentive Plan on July 27, 2016, triggering a change from liability accounting to equity accounting for all outstanding stock options which no longer requires mark-to-market adjustments. We also recorded increased expenses of $8.7 million of transaction costs, the majority of which were in connection with our IPO and primarily consisted of accounting, legal and other professional fees. Lastly, we recorded increased expenses of $4.5 million across a variety of expense categories.
Intangible asset amortization
Intangible asset amortization expenses increased $0.1 million, or 0.6% to $22.2 million for fiscal 2016 compared to $22.1 million for fiscal 2015. The increase was due to a full year of amortization arising from intangible assets acquired in connection with the purchases of APPI and SCI in fiscal 2015.
Asset impairment charges
In fiscal 2015, we announced the exit from Fence and Sprinkler and the planned closure of the Philadelphia, Pennsylvania manufacturing facility. As such, we recorded asset impairments of $24.0 million related to long-lived assets and prepaid shop supplies written-down to their fair value. Additionally, we recorded a $3.9 million impairment to goodwill within the Electrical Raceway reportable segment related to our SCI acquisition. The impairment was triggered by a decline in net sales and earnings due to a shift in the mix of products sold to a key customer, which was not expected to be replaced.
During fiscal 2016, we recorded asset impairments of $0.1 million related to the write-down of prepaid shop supplies resulting from the exit of Fence and Sprinkler.
Operating income
Operating income increased $90.0 million to $126.9 million for fiscal 2016 compared to $36.9 million for fiscal 2015. The increase was due primarily to expanded gross profit of $95.9 million and lower asset impairment charges of $27.8 million offset in part by an increase in selling, general, and administrative expenses of $33.6 million and intangible asset amortization of $0.1 million.
Interest expense, net
Interest expense, net, decreased $3.0 million, or 6.7% to $41.8 million for fiscal 2016, compared to $44.8 million for fiscal 2015. These decreases were due primarily to higher interest expense of $1.9 million from borrowings against the ABL Credit Facility and higher principal balances related to the Second Lien Term Loan Facility in fiscal 2015. There were no amounts outstanding under the ABL Credit Facility during fiscal 2016. Additionally, we redeemed $19.0 million of the Second Lien Term Loan Facility on January 22, 2016, which helped to lower interest expense.
Gain on extinguishment of debt
On January 22, 2016, AII redeemed $17.0 million outstanding under the Second Lien Term Loan Facility at a redemption price of 89.00% of the par value, and $2.0 million at a redemption price of 89.75% of the par value. We recorded a gain on the extinguishment of debt of $1.7 million during fiscal year ended September 30, 2016. There were no gains or losses recorded during September 25, 2015.

Income tax expense (benefit)
Income tax expense increased $30.9 million to $28.0 million for fiscal 2016, compared to a benefit of $2.9 million. For the fiscal years ended September 30, 2016, and September 25, 2015 the Company's effective income tax rate was 32.2% and 37.0% respectively. The decrease in the effective tax rate for fiscal 2016 was primarily due to the release of indemnified uncertain tax positions, the tax benefit for the U.S domestic manufacturing deduction and the tax benefit for research and development credits.
Net income
Net income increased by $63.8 million to $58.8 million for fiscal 2016 compared to a loss of $5.0 million for fiscal 2015. The increase was due to higher operating income before taxes of $90.0 million, lower interest expense of $3.0 million and a gain on extinguishment of debt of $1.7 million offset partially by an increase in income tax expenses of $30.9 million.
Adjusted EBITDA
Adjusted EBITDA increased by $71.1 million, or 43.3% to $235.0 million for fiscal 2016 compared to $164.0 million for fiscal 2015. The increase was due primarily to lower average raw material input costs which decreased approximately 13% for fiscal 2016 compared to the same periods in the prior year. Our strategic pricing initiatives allow us to pass through raw material input costs and to earn a premium from meeting customer expectations of product availability, delivery service levels and co-loading capabilities. Additionally, Adjusted EBITDA increased due to improved productivity in manufacturing and lower freight and warehouse costs. Lastly, Adjusted EBITDA increased due to an extra week during fiscal 2016.

Segment results

Electrical Raceway

	Fiscal year ended			Change		% Change
($ in thousands)	September 30, 2016	September 25, 2015	September 26, 2014	2016 vs 2015	2015 vs 2014	2016 vs 2015	2015 vs 2014
Net sales	$988,125	$1,005,579	$967,766	$(17,454)	$37,813	(1.7)%	3.9%
Adjusted EBITDA	174,588	106,717	86,273	67,871	20,444	63.6%	23.7%
Adjusted EBITDA Margin	17.7%	10.6%	8.9%

Net sales

Net sales decreased $17.5 million, or 1.7%, to $988.1 million for fiscal 2016 compared to $1,005.6 million for fiscal 2015. The decrease was due primarily to lower average selling prices of $20.0 million, and $8.5 million of lower volume of product sold. The Company experienced a reduced demand for armored cable fittings products. Net sales also decreased due to negative foreign currency translation impact of $2.5 million due to a strengthened U.S. dollar. Partially offsetting these decreases were $10.2 million of sales due to an extra week during fiscal 2016, $3.2 million of increased sales from our APPI and SCI businesses which were acquired during the first quarter of fiscal 2015, and $0.1 million of higher freight revenue.

Adjusted EBITDA

Adjusted EBITDA increased $67.9 million, or 63.6%, to $174.6 million for fiscal 2016 compared to $106.7 million for fiscal 2015. The primary driver of the year-over-year increase was due to our ability to execute our strategic pricing strategy which saw our average input material costs declining more than our change in average selling prices. Our strategic pricing initiatives allow us to pass through raw material input costs and to earn a premium from meeting customer expectations of product availability, delivery service levels and co-loading capabilities. Additionally, Adjusted EBITDA increased due to improved productivity in manufacturing and lower freight and warehousing costs. Lastly, Adjusted EBITDA increased due to an extra week during fiscal 2016.

Mechanical Products & Solutions

	Fiscal year ended			Change		% Change
($ in thousands)	September 30, 2016	September 25, 2015	September 26, 2014	2016 vs 2015	2015 vs 2014	2016 vs 2015	2015 vs 2014
Net sales	$537,132	$724,762	$736,050	$(187,630)	$(11,288)	(25.9)%	(1.5)%
Impact of Fence and Sprinkler exit	(7,816)	(178,593)	(192,688)	170,777	14,095	(95.6)%	(7.3)
Adjusted net sales	$529,316	$546,169	$543,362	$(16,853)	2,807	(3.1)%	0.5
Adjusted EBITDA	$88,551	$79,553	$59,941	$8,998	19,612	11.3%	32.7
Adjusted EBITDA Margin	16.7%	14.6%	11.0%

Net sales

Net sales declined $187.6 million, or 25.9% to $537.1 million for fiscal 2016 compared to $724.8 million for fiscal 2015. The decrease was primarily due to declines in sales of $170.8 million related to the Fence and Sprinkler exit. Net sales further declined $9.5 million due to lower average selling prices and $5.8 million due to lower volume due to lower demand for mechanical pipe products impacting certain end markets. Additionally, net sales declined $7.0 million due to negative foreign currency translation impact from a strengthened U.S. dollar and $5.3 million from lower freight revenue. Partially offsetting the declines was increased net sales of $10.8 million due to an additional week during fiscal 2016.

Adjusted EBITDA

Adjusted EBITDA increased $9.0 million, or 11.3%, to $88.6 million for fiscal 2016 compared to $79.6 million for fiscal 2015. The primary driver of the year-over-year increase was due to improved productivity in manufacturing and lower freight and warehousing costs. Additionally, we were able to maintain an average selling price which decreased less than the decrease in raw material input costs due to our ability to execute our strategic pricing strategy. Our strategic pricing initiatives allow us to pass through raw material input costs and to earn a premium from meeting customer expectations of product availability, delivery service levels and co-loading capabilities. Lastly, Adjusted EBITDA increased due to an extra week during fiscal 2016.

Fiscal 2015 Compared to Fiscal 2014

Net sales

Net sales increased $26.4 million, or 1.5%, to $1,729.2 million for fiscal 2015, compared to $1,702.8 million for fiscal 2014. The increase was due mainly to higher volume of $42.4 million from several key product categories. These volume increases represent market share growth due to investments in manufacturing capacity expansion to meet increased market demand and our ability to improve service delivery to our customers resulting in increased orders. Net sales also increased due to incremental revenue of $37.5 million generated by APPI and SCI, which were acquired in the first quarter of fiscal 2015. The increase in volume was offset by lower average selling prices of $40.2 million driven by declining input costs and a negative foreign currency translation impact of $13.3 million.

Cost of sales

Cost of sales decreased by $19.3 million, or 1.3%, to $1,456.4 million for fiscal 2015, compared to $1,475.7 million for fiscal 2014. The decrease in cost of sales was largely due to lower material costs of $78.6 million, favorable foreign currency translation impact of $11.1 million and lower direct and indirect manufacturing costs of $3.1 million. Additionally, we had productivity improvements driving down direct labor and production-related overhead by approximately $1.1 million. Offsetting these amounts in part were higher costs of sales of $30.9 million from our acquisitions of APPI and SCI. Excluding the impact from acquisitions, our remaining businesses incurred higher cost of sales of $28.5 million due to volume increases. In addition, we recorded a lower-of-cost-or-market adjustment during the current period due to the decline in raw material prices for steel and copper that was $8.2 million higher than a similar adjustment recorded in the previous period. Lastly, our freight and warehousing costs increased $7.0 million due to the increased product volume shipped during year.

Gross profit

Gross profit increased by $45.7 million, or 20.1%, to $272.8 million for fiscal 2015, compared to $227.1 million for fiscal 2014. The increase in gross profit was due primarily to our ability to maintain an average selling price that declined less than the decrease in raw material costs, contributions from our acquired businesses and productivity improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $5.0 million, or 2.8%, to $185.8 million for fiscal 2015, compared to $180.8 million for fiscal 2014. The increase was due to incremental stock compensation expense in fiscal 2015 of $5.1 million due to an increase in the estimated fair value of a share of our common stock. Our stock-based awards were accounted for as liability awards and require mark-to-market adjustments each period to account for the fair value of the awards. Additionally, we recorded restructuring charges of $2.4 million related to the exit of our Fence and Sprinkler product lines and the closure of a Philadelphia, Pennsylvania manufacturing facility. Lastly, we incurred other net increases of $0.3 million across a variety of expense categories. These increases were offset by lower foreign currency translation expenses of $1.4 million and lower consulting fees paid to our sponsor of $1.4 million.

Intangible asset amortization

Intangible asset amortization increased $1.2 million, or 6.0%, to $22.1 million for fiscal 2015, compared to $20.9 million for fiscal 2014. The increase is primarily attributable to incremental amortization from intangible assets acquired from the purchases of APPI and SCI.

Asset impairment

In fiscal 2015, we announced the exit from Fence and Sprinkler and the planned closure of the Philadelphia, Pennsylvania manufacturing facility. As such, we recorded asset impairments of $24.0 million related to long-lived assets and prepaid shop supplies written-down to their fair value.

Additionally, we recorded a $3.9 million impairment to goodwill related to our SCI acquisition. The impairment was triggered by a decline in net sales and earnings due to a shift in the mix of products sold to a key customer, which was not expected to be replaced. The customer operates in the oil and gas end market, which has recently experienced a significant downturn, and chose an alternative supplier outside the United States for certain of our higher-margin products. The decline in net sales and earnings occurred after the acquisition closed. We recorded this impairment within our Electrical Raceway reportable segment.

We concluded that the circumstances surrounding this customer constituted a triggering event in accordance with ASC 360—Property, Plant & Equipment. We compared the estimated undiscounted cash flows of the finite-lived customer relationship intangible asset to its carrying value to assess the recoverability. As the undiscounted cash flows related to the customer relationship intangible asset exceeded its carrying value, we did not proceed to the second step of the impairment test.

In fiscal 2014, we recorded impairment to goodwill of $43.0 million related to a reporting unit in our MP&S segment. Additionally, we recorded impairments of $0.9 million related to the Razor Ribbon and Columbia MBF trade names due to a contraction in the long-term growth projections of products sold under these trade names. The impairments of trade names were recorded in our MP&S reportable segment. Lastly, we recorded, $0.6 million impairment related to our closed facility in Reux, France to adjust the carrying value to its fair value.

Operating income (loss)

Operating income (loss) increased by $55.9 million to income of $36.9 million for fiscal 2015, compared to a loss of $19.0 million for fiscal 2014. The increase was due to expanded gross profit of $45.7 million, lower asset impairment charges of $16.5 million. To a lesser extent, operating income was offset by higher selling, general and administrative expenses and amortization expense.

Interest expense, net

Interest expense, net increased by $0.5 million, or 1.1%, to $44.8 million for fiscal 2015, compared to $44.3 million for fiscal 2014. The increase was primarily due to lower interest income in the current year resulting from the collection of interest bearing deferred payments associated with the divestiture from our Brazilian operations during fiscal 2014.

Loss on extinguishment of debt

During fiscal 2014, we recognized a $43.7 million loss on the redemption of our Senior Notes which included an early redemption premium of $28.6 million, a write-off of $14.1 million of unamortized debt issuance costs, incremental interest expense of $0.8 million, and legal fees of $0.1 million. There were no losses on extinguishment of debt recorded in fiscal 2015.

Income tax benefit

For fiscal 2015, we recorded a tax benefit of $2.9 million as compared to a benefit of $32.9 million for fiscal 2014. The lower tax benefit was due in part to higher operating income and from the tax benefit from the release of indemnified state uncertain tax positions offset by nondeductible expenses and a valuation allowance against deferred tax assets in foreign jurisdictions in which the deferred tax assets are not expected to be realized. In addition, the effective tax rate for fiscal 2014 reflected the tax impact of nondeductible goodwill impairment offset by the tax benefit from additional federal net operating losses recognized from the closure of a federal audit for prior periods and income of certain foreign subsidiaries deemed indefinitely reinvested.

Adjusted EBITDA

Adjusted EBITDA increased by $37.4 million, or 29.5%, to $164.0 million for fiscal 2015, compared to $126.6 million for fiscal 2014. The increase was due primarily to higher gross profit driven by our ability to maintain an average selling price that declined less than the decrease in raw material costs in both business segments and lower direct labor and production-related overhead costs due to productivity improvements. In addition, our acquisitions of APPI and SCI contributed $4.9 million of Adjusted EBITDA.

Segment results

Electrical Raceway

Net sales

Net sales increased $37.8 million, or 3.9%, to $1,005.6 million from $967.8 million. The acquisitions of APPI and SCI contributed $37.5 million of incremental revenue. Both acquisitions closed in the first quarter of fiscal 2015. Excluding the impact of our acquisitions, sales volume increased $27.1 million across multiple product categories. These increases were partially offset by lower average selling prices of $22.5 million and negative foreign currency translation impact of $4.3 million due to a strengthened U.S. dollar.

Adjusted EBITDA

Adjusted EBITDA increased $20.4 million, or 23.7%, to $106.7 million, from $86.3 million. The expansion of our Adjusted EBITDA was primarily attributable to a net positive impact of maintaining average selling prices in excess of the declines in our raw material costs. The average input of our raw material prices declined more than the decline in our average selling prices. Productivity improvements also contributed to the Adjusted EBITDA improvement by lowering direct labor and production-related overhead costs. Additionally, our acquisitions of APPI and SCI contributed Adjusted EBITDA of $4.9 million.

Mechanical Products & Solutions

Net sales

Net sales decreased $11.3 million, or 1.5%, to $724.8 million, from $736.1 million. The decline was primarily attributable to lower average selling prices of $17.6 million from our steel products and the impact of foreign currency of $9.1 million due a strengthening U.S. dollar. Partially offsetting these impacts were increases of volume of $15.4 million.

Adjusted EBITDA

Adjusted EBITDA increased $19.7 million, or 32.7%, to $79.6 million, from $59.9 million. The expansion of our Adjusted EBITDA was primarily due to our ability to maintain an average selling price that declined less than the decrease in raw material costs. Our average material costs declined approximately 15% for fiscal 2015 as compared to fiscal 2014 and our average selling prices decrease at a lower rate. Productivity improvements also contributed to the Adjusted EBITDA improvement by lowering direct labor and production-related overhead costs.

Liquidity and Capital Resources
We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $200.3 million as of September 30, 2016, of which $33.1 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to U.S. or local country taxes if the Company’s intention to permanently reinvest such income were to change and cash was repatriated to the U.S. Our cash and cash equivalents increased $119.7 million from September 25, 2015.
In general, we require cash to fund working capital, capital expenditures, debt repayment, interest payments and taxes. We have access to the ABL Credit Facility to fund operational needs. As of September 30, 2016, there were no outstanding borrowings under the ABL Credit Facility (excluding $17.9 million of letters of credit issued under the ABL Credit Facility), and the borrowing base was estimated to be $224.8 million. As outstanding letters of credit count as utilization of the ABL Credit Facility and reduce the amount available for borrowings, approximately $206.9 million was available under our ABL Credit Facility as of September 30, 2016.
We may from time to time repurchase our debt or take other steps to reduce our debt. These actions may include open-market repurchases, negotiated repurchases or opportunistic refinancing of debt. The amount of debt, if any, that may be repurchased or refinanced will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open-market purchases or other transactions.
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
The agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries, including AII, to pay dividends, make loans or otherwise transfer assets from AII and, in turn, to us. Further, AII’s subsidiaries are permitted under the terms of the Credit Facilities to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to AII and, in turn, to us. The First Lien Term Loan Facility and Second Lien Term Loan Facility require AII to meet a certain consolidated coverage ratio on an incurrence basis in connection with additional indebtedness. The ABL Credit Facility contains limits on additional indebtedness based on various conditions for incurring the additional debt. AII has been in compliance with the covenants under the agreements for all periods presented. See Note 8, ''Debt'' in the notes to the accompanying consolidated financial statements.

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Fiscal year ended
(in thousands)	September 30, 2016	September 25, 2015	September 26, 2014
Cash flows provided by (used in):
Operating activities	$156,646	$141,073	$86,333
Investing activities	(12,895)	(46,641)	(48,860)
Financing activities	(23,908)	(44,106)	(57,584)
Operating activities
During fiscal 2016, operating activities provided $156.6 million of cash, compared to $141.1 million during fiscal year 2015. The $15.5 million increase was primarily due to improved earnings.
During fiscal 2015, operating activities provided $141.1 million of cash, compared to $88.2 million by operating activities from continuing operations during fiscal year 2014. The $52.9 million increase in cash from operating activities was due primarily to improved operating income and lower investments in working capital, principally inventory. During fiscal 2014, we used $1.9 million for discontinued operating activities. There were no uses of cash for discontinued operating activities during fiscal 2015 or fiscal 2016.
Investing activities

During fiscal 2016, we used $12.9 million for investing activities from continuing operations compared to $51.2 million during fiscal 2015. The $38.3 million decrease in cash used for investing activities is due primarily to a $30.5 million decrease in funds used for acquisitions. During fiscal 2015, the Company used $30.5 million to fund the acquisitions of APPI and SCI. There were no acquisitions during fiscal 2016. Additionally, we invested $16.8 million compared to $26.8 million during fiscal 2016 and 2015, respectively for capital expenditures representing our enhancements of our manufacturing and distribution operations as well as replacement and maintenance of existing equipment and facilities. Lastly, we used $1.3 million of other investing activities. The cash used for operating activities was offset by $3.5 million less of proceeds for divestitures.

During fiscal 2015, discontinued investing activity provided $4.5 million of cash. There was no cash provided by discontinued investing activity for fiscal 2016 or 2014.
During fiscal 2015, we used $46.6 million for investing activities compared to $48.9 million during fiscal 2014. The $2.3 million decrease in cash used for investing activities is due primarily to a $4.1 million decrease in cash used for acquisitions and $2.5 million of lower capital expenditures offset by a $4.8 million increase in cash received for the divestiture of our joint venture in Saudi Arabia and $0.5 million of other investing activities.
Financing Activities
During fiscal 2016, we used $23.9 million for financing activities primarily for AII's redemption of $17.0 million of the Second Lien Term Loan Facility at a redemption price of 89.00% of the par value, and $2.0 million at a redemption price of 89.75% of the par value.

We used $44.1 million cash for financing activities during fiscal 2015 primarily to repay the $40.0 million balance on the ABL Credit Facility.

For fiscal 2014, we used $57.6 million for financing activities. The use of cash was primarily to repurchase and retire shares of our common stock that were previously held by Tyco for $250.0 million. We also made a net repayment of $19.0 million related to the ABL Credit Facility. These uses of cash were offset by net proceeds of $226.8 million related to the issuance of the long-term debt. We entered into a $420.0 million First Lien Term Loan Facility and a $250.0 million Second Lien Term Loan Facility.

The agreements governing the Credit Facilities contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends. For all periods presented, AII was in compliance with all covenants of the Credit Facilities. AII was not subject to the minimum fixed charge coverage ratio during any period subsequent to the establishment of the Credit Facilities. See "Description of Certain Indebtedness" and Note 8, ''Debt'' to the accompanying audited consolidated financial statements included elsewhere in this Annual Report.

Contractual Obligations

The following table presents our contractual obligations and commitments as of September 30, 2016.

($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
First lien loan due April 9, 2021	$4,200	$8,400	$397,950	$—	$410,550
Second lien loan due October 9, 2021	—	—	—	231,000	231,000
Interest expense(a)	38,589	75,711	64,860	458	179,618
Purchase commitments(b)	72,751	2,736	124	—	75,611
Operating lease obligations	8,659	16,875	11,674	14,097	51,305
Total(c)	$124,199	$103,722	$474,608	$245,555	$948,084

(a) Interest expense is estimated based on outstanding loan balances assuming principal payments are made according to the payment schedule and interest rates as of September 30, 2016 (4.25% for the ABL Credit facility, 4.50% for the First Lien Term Loan Facility, and 7.75% on the Second Lien Term Loan Facility).

(b) Represents purchases of raw materials in the normal course of business for which all significant terms have been confirmed.
(c) As of September 30, 2016, we had $2.3 million of income tax liability, gross unrecognized tax benefits of $3.8 million and gross interest and penalties of $3.0 million. Of these amounts, $6.8 million is classified as a non-current liability in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing for such payments in future years; therefore, such amounts have been excluded from the above contractual obligations table.

The ABL Credit Facility provides for a five-year senior secured revolving credit facility of up to $325.0 million. As of September 30, 2016, we had no amounts drawn under the ABL Credit Facility. We have the ability to continually refinance amounts drawn on the ABL Credit Facility through its maturity on October 23, 2018, subject to borrowing base limitations.
The estimated minimum required pension contribution to our pension plan in fiscal 2017 is $0.6 million.

In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our financial condition, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates under different assumptions or conditions. The following are our most critical accounting policies, which are those that require management’s most difficult, subjective and complex judgments, requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following discussion is not intended to represent a comprehensive list of our accounting policies. For a detailed discussion of the application of these and other accounting policies, see Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' to the accompanying audited consolidated financial statements included elsewhere in this Annual Report.

Revenue Recognition

We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed and determinable and collectability is reasonably assured. Revenues are recognized from product sales when title to the products is passed to the customer, which generally occurs at the point of shipping. Provisions for volume rebates are based upon contractual terms, our historical experience and expectations regarding future customer sales. The amounts recorded may require adjustments if actual experience differs from our estimates. Historically, these adjustments have not been material. Rebates are recognized as a reduction of sales if settled in cash or customer credits. Our provisions for early payment discounts and product returns are estimated using our historical experience to approximate future exposures.

Income Taxes

In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Certain deferred tax assets are reviewed for recoverability and valued accordingly, considering available positive and negative evidence, including our past results, estimated future taxable income streams and the impact of tax planning strategies in the applicable tax paying jurisdiction. A valuation allowance is established to reduce deferred tax assets to the amount that is considered more likely than not to be realized. Valuations related to tax accruals and assets can be impacted by changes in accounting regulations, changes in tax codes and rulings, changes in statutory tax rates, and changes in our forecasted future taxable income. Any reduction in future taxable income, including but not limited to any future restructuring activities, may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance could result in additional income tax expense in such period and could have a significant impact on our future earnings.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Certain tax positions may be considered uncertain requiring an assessment of whether an allowance should be recorded. Our provision for uncertain tax positions provides a recognition threshold based on an estimate of whether it is more likely than not that a position will be sustained upon examination. We measure our uncertain tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We record interest and penalties related to unrecognized tax benefits as a component of provision for income taxes.

We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carry-forwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

Pension and Postretirement Benefits

Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The following table summarizes the impact that a change in these assumptions would have on our operating income for fiscal 2016:

(in millions)	50 Basis Point Increase	50 Basis Point Decrease
Discount rate	$142.7	$123.7
Return on assets	6.8	5.8

Long-Lived Asset, Indefinite-Lived Intangibles and Goodwill Impairments

We review long-lived assets, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. We perform undiscounted operating cash flow analyses to determine if impairment exists. For purposes of recognition and measurement of an impairment of assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identified. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

We assess the recoverability of goodwill and indefinite-lived intangible assets on a yearly basis, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying value. Our measurement date is the first day of the fourth fiscal quarter. This assessment employs a two-step approach. The first step ("Step 1") compares the fair value of a reporting unit with its carrying amount, including goodwill. If a reporting unit’s carrying amount exceeds its fair value, a goodwill impairment may exist. The second part of the test ("Step 2") compares the implied fair value of goodwill with its carrying amount.

Assessing goodwill for impairment requires us to estimate future operating results and cash flows that require judgment by management. Using different estimates could impact the amount and timing of impairment. We determine the fair value of a reporting unit using three valuation approaches: (a) an income approach using a discounted cash flow analysis; (b) a market approach using a comparable company analysis; (c) a market approach using a transaction analysis.

The Company had no goodwill or indefinite-lived intangible asset impairments in the fiscal year ended September 30, 2016. As of September 30, 2016, the fair values of the reporting units exceed their respective carrying amount by 10% or more. A 10% decrease in the discounted cash flows utilized in Step 1 for each of the remaining reporting units would not have changed our determination that the fair value of each reporting unit was in excess of its carrying value.

The impairment testing for long-lived assets, indefinite-lived intangibles and goodwill involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity. The analysis estimates numerous factors, including future sales, gross profit, selling, general and administrative expense rates and capital expenditures. These estimates are based on our business plans and forecasts. For goodwill and indefinite-lived intangibles, these estimated cash flows are then discounted, which necessitates the selection of an appropriate discount rate. The discount rate used reflects the market-based estimates of the risks associated with the projected cash flows of the reporting unit.

Inventories

We account for inventory valuation for a majority of the Company using the LIFO method measured at the lower of cost or market value. We utilize the LIFO method of valuing inventories because it reflects how we monitor and manage our business and it matches current costs and revenues. Valuation of inventory using the LIFO method is made at the end of our fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on estimates of expected year-end inventory levels and costs. Other inventories, consisting mostly of foreign inventories, are measured using FIFO costing methods. Inventory cost, regardless of valuation method, includes direct material, direct labor and overhead costs. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not marketable due to its condition or where the inventory cost for an item exceeds its net realizable value, we record a charge to cost of goods sold and reduce the inventory to its net realizable value.

Product Liability

We are partially self-insured for product liability matters. We utilize third-party actuaries to assist us with measuring our exposure for these matters. Our product liability reserves represent both reported claims as well as an estimated for incurred but not reported claims. After a claim is filed, liability is estimated as facts associated with the claim become known. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on the assessment by our claim administrator of each claim, an independent actuarial valuation of the nature and severity of total claims, and management’s estimate. We utilize a third-party claims administrator to pay claims, track and evaluate actual claims experience, and ensure consistency in the data used in the actuarial valuation. We assess product liability exposures for two different types of matters. The first type are claims and lawsuits alleging that the ABF and ABF II antimicrobial coating on our steel sprinkler pipe causes stress cracking in chlorinated polyvinyl pipe, or "CPVC," when the two types of pipe are installed in the same system. The second are product liability exposures unrelated to ABF. We measure these liabilities separately from each other as they develop differently.

Recent Accounting Pronouncements

On October 24, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." The ASU removes the prohibition in Accounting Standards Codification ("ASC") 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The effective date for public entities will be annual periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance and its impact on the results of operations, cash flows or financial positions.

On August 6, 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Payments," which amends ASC 230, "Statement of Cash Flow." The ASU provides guidance on the classification of certain cash receipts and payments including debt prepayment or debt issuance costs and cash payments for contingent considerations. The ASU also provides clarification on the application of the predominance principle outlined in ASC 230. The effective date for public entities will be annual periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted. The Company early adopted this new standard during fiscal 2016 and it did not have a material impact on the financial statements.

On March 30, 2016, FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends ASC 718. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted. The Company early adopted all amendments of ASU 2016-09 during fiscal 2016. The Company recognized excess tax benefit adjustments using a modified retrospective method. As a result of the adoption, we recorded an adjustment to retained earnings of $1.3 million to recognize net operating loss carryforwards, net of a valuation allowance, attributable to excess tax benefits on stock compensation that had not been previously recognized to additional paid in capital. The Company has elected to account for forfeitures when they occur. The election had no impact to our results of operations, cash flows, or financial positions.

On February 25, 2016, the FASB issued ASU 2016-2, "Leases (Topic 842)." The ASU requires companies to use a "right of use" lease model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations), which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. We conduct some of our operations under leases that are accounted for as operating leases, with no related assets and liabilities on our balance sheet. The proposed changes would require that substantially all of our operating leases be recognized as assets and liabilities on our balance sheet. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted. We are evaluating the effect of adopting this new accounting guidance and its impact on our results of operations, cash flows or financial position.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The ASU requires an acquirer to recognize provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined rather than restating prior periods. The ASU is effective on a prospective basis for interim and annual periods beginning after December 15, 2015. The Company adopted this new standard beginning with fiscal 2016, and it did not have a material impact on the financial statements.

In June 2015, the FASB issued ASU 2015-10, "Technical Corrections and Improvements." The ASU is part of an ongoing project on the FASB’s agenda to facilitate updates to the ASC, non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The ASU will apply to all reporting entities within the scope of the affected accounting guidance. The amendments requiring transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. We are evaluating the effect of adopting this new accounting guidance and its impact on our results of operations, cash flows or financial position. We do not believe this update will have a material impact on the financial statements.

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The update amends ASC 820, "Fair Value Measurement." This ASU removes the requirement to categorize within the fair value hierarchy investments without readily determinable fair values in entities that elect to measure fair value using net asset value per share or its equivalent. The ASU requires that these investments continue to be shown in the investment disclosure amount to allow the disclosure to reconcile to the investment amount presented in the balance sheet. This update is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. We are evaluating the effect of adopting this new accounting guidance and its impact on our results of operations, cash flows or financial position. We do not believe this update will have a material impact on the financial statements.

In April 2015, the FASB issued ASU 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the accounting for the license will be consistent with licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. This update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. We are evaluating the effect of adopting this new accounting guidance and its impact on our results of operations, cash flows or financial position. We do not believe this update will have a material impact on the financial statements.

In February 2015, the FASB issued ASU 2015-02 "Amendments to the Consolidation Analysis." This update amends the consolidation requirements in ASC 810, "Consolidation." The amendments change the consolidation analysis required under GAAP. For public business entities, the amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. We are evaluating the effect of adopting this new accounting guidance and its impact on our results of operations, cash flows or financial position. We do not believe this update will have a material impact on the financial statements.

In January 2015, the FASB issued ASU 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This update eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, our fiscal 2017. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted this new standard beginning with fiscal 2016, and it did not have a material impact on the financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which provides guidance for revenue recognition. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The update provides for two transition methods to the new guidance: a full retrospective approach and a modified retrospective approach. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date", as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations", which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing", which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients", which amends the new revenue recognition guidance on transition, collectibility, noncash consideration and the presentation of sales and other similar taxes. The amendments also clarify how an entity should evaluate the collectibility threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard's contract criteria. We are currently evaluating the transition methods and the impact of adoption of these ASUs on our consolidated financial statements.

Special Note Regarding Forward-Looking Statements and Information

This Annual Report on Form 10-K contains forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs and assumptions and information currently available to management. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "shall," "should," "would," "could," "seeks," "aims," "projects," "is optimistic," "intends," "plans," "estimates," "anticipates" or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; growth strategies or expectations; customer retention; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

•	the incurrence of liabilities and the issuance of additional debt or equity in connection with acquisitions, joint ventures or divestitures;
•	failure to manage acquisitions successfully, including identifying, evaluating, and valuing acquisition targets and integrating acquired companies, businesses or assets;
•	the incurrence of liabilities in connection with violations of the FCPA and similar foreign anti-corruption laws;
•	the incurrence of additional expenses, increase in complexity of our supply chain and potential damage to our reputation with customers resulting from regulations related to "conflict minerals";
•	disruptions or impediments to the receipt of sufficient raw materials resulting from various anti-terrorism security measures;
•	restrictions contained in our debt agreements;
•	failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt;
•	the significant influence the CD&R Investor will have over corporate decisions; and
•	other risks and factors included under "Risk Factors" and elsewhere in this Annual Report.

You should read this Annual Report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements attributable to us or persons acting on our behalf that are made in this Annual Report are qualified in their entirety by these cautionary statements. These forward-looking statements are made only as of the date of this Annual Report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.
Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in foreign currency translation rates, interest rates and commodity prices, including price fluctuations related to our primary raw materials.

Interest Rate Risk

The Credit Facilities bear interest at a floating rate, generally LIBOR plus applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Credit Facilities, which were $630.3 million at September 30, 2016. As of September 30, 2016, assuming LIBOR exceeded 1.00%, each one percentage point change in interest rates would result in an approximately $6.4 million change in the annual interest expense on our Term Loan Facilities. As of September 30, 2016, assuming availability was fully utilized, each one percentage point change in interest rates would result in an approximately $3.5 million change in annual interest expense on the ABL Credit Facility.

Credit Risk

We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base. In fiscal 2016, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 31% of our net sales. However, no single customer comprised more than 10% of our consolidated net sales in fiscal 2016, 2015 and 2014. We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. We have historically not been exposed to a material amount of uncollectible receivable balances.

Commodity Price Risk

We are exposed to price fluctuations for our primary raw material commodities such as steel, copper and PVC resin. Our operating performance may be affected by both upward and downward price fluctuations. We are also exposed to fluctuations in petroleum costs as we deliver a substantial portion of the products we sell by truck. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable gross margins. Such commodity price fluctuations have from time to time produced volatility in our financial performance and could do so in the future.

Foreign Currency Risk

Because we conduct our business on an international basis in multiple currencies, we may be adversely affected by foreign exchange rate fluctuations. Although we report financial results in U.S. dollars, approximately 8% of our net sales and expenses are denominated in currencies other than the U.S. dollar, particularly Canadian dollars, British pounds sterling, Australian dollars, Chinese Yuan and New Zealand dollars. Fluctuations in exchange rates could therefore significantly affect our reported results from period to period as we translate results in local currencies into U.S. dollars. We generally do not use derivative instruments to hedge translation risks in the ordinary course of business including the risk related to earnings of foreign subsidiaries.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Atkore International Group Inc.
Harvey, Illinois

We have audited the accompanying consolidated balance sheets of Atkore International Group Inc. and subsidiaries (the “Company”) as of September 30, 2016 and September 25, 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for each of the three years in the period ended September 30, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Atkore International Group Inc. and subsidiaries as of September 30, 2016, and September 25, 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE AND TOUCHE LLP

Chicago, Illinois
November 29, 2016

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands, except per share data)	September 30, 2016	September 25, 2015	September 26, 2014
Net sales	$1,523,384	$1,729,168	$1,702,838
Cost of sales	1,154,702	1,456,375	1,475,728
Gross profit	368,682	272,793	227,110
Selling, general and administrative	219,397	185,815	180,783
Intangible asset amortization	22,238	22,103	20,857
Asset impairment charges	129	27,937	44,424
Operating income (loss)	126,918	36,938	(18,954)
Interest expense, net	41,798	44,809	44,266
(Gain) loss on extinguishment of debt	(1,661)	—	43,667
Income (loss) before income taxes	86,781	(7,871)	(106,887)
Income tax expense (benefit)	27,985	(2,916)	(32,939)
Net income (loss)	$58,796	$(4,955)	$(73,948)
Convertible preferred stock and dividends	—	—	29,055
Net income (loss) attributable to common stockholders	$58,796	$(4,955)	$(103,003)

Weighted-Average Common Shares Outstanding
Basic	62,486	62,527	50,998
Diluted	62,820	62,527	50,998
Net income (loss) per share
Basic	$0.94	$(0.08)	$(2.02)
Diluted	$0.94	$(0.08)	$(2.02)
See Notes to Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
(in thousands)	September 30, 2016	September 25, 2015	September 26, 2014
Net income (loss)	$58,796	$(4,955)	$(73,948)
Other comprehensive (loss):
Change in foreign currency translation adjustment	(858)	(7,135)	(2,403)
Change in unrecognized loss related to pension benefit plans, net of tax benefit of $2,680, $4,554, $1,143, respectively (See Note 10)	(4,059)	(7,268)	(1,829)
Total other comprehensive (loss)	(4,917)	(14,403)	(4,232)
Comprehensive income (loss)	$53,879	$(19,358)	$(78,180)
See Notes to Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2016	September 25, 2015
Assets
Current Assets:
Cash and cash equivalents	$200,279	$80,598
Accounts receivable, less allowance for doubtful accounts of $1,006 and $1,173, respectively	192,090	216,992
Inventories, net (see Note 4)	161,465	161,924
Assets held for sale (see Note 18)	6,680	3,313
Prepaid expenses and other current assets	22,407	18,665
Total current assets	582,921	481,492
Property, plant and equipment, net (see Note 5)	202,692	224,284
Intangible assets, net (see Note 6)	254,937	277,175
Goodwill (see Note 6)	115,829	115,829
Deferred income taxes	945	1,087
Non-trade receivables	7,244	13,932
Total Assets	$1,164,568	$1,113,799
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt (see Note 8)	$1,267	$2,864
Accounts payable	114,118	109,847
Income tax payable	2,326	515
Accrued and other current liabilities (see Note 7)	87,111	97,272
Total current liabilities	204,822	210,498
Long-term debt (see Note 8)	629,046	649,344
Deferred income taxes	12,834	14,557
Other long-term tax liabilities	6,838	13,319
Pension liabilities (see Note 10)	35,172	28,126
Other long-term liabilities	18,610	41,678
Total Liabilities	907,322	957,522
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 62,458,367 and 62,453,437 shares issued and outstanding, respectively	626	626
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively	(2,580)	(2,580)
Additional paid-in capital	398,292	352,505
Accumulated deficit	(113,142)	(173,241)
Accumulated other comprehensive loss	(25,950)	(21,033)
Total Equity	257,246	156,277
Total Liabilities and Equity	$1,164,568	$1,113,799
See Notes to Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended
(in thousands)	September 30, 2016	September 25, 2015	September 26, 2014
Operating activities:
Net income (loss)	$58,796	$(4,955)	$(73,948)
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of fixed assets and assets held for sale	(357)	1,240	—
Impairment of assets	129	27,937	44,424
Depreciation and amortization	55,017	59,465	58,695
Amortization of debt issuance costs and original issue discount	3,586	3,631	4,731
Deferred income taxes	2,556	(3,650)	(36,510)
(Gain) loss on extinguishment of debt	(1,661)	—	43,667
Provision for losses on accounts receivable and inventory	3,021	546	3,254
Stock-based compensation expense	21,127	13,523	8,398
Other adjustments to net income	(190)	—	—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	24,538	7,038	(12,124)
Inventories	(2,437)	67,509	7,675
Prepaid expenses and other current assets	(2,986)	(616)	16,613
Accounts payable	4,061	(43,710)	26,804
Income taxes	1,005	(3,814)	654
Accrued and other liabilities	(9,551)	16,311	(1,028)
Other, net	(8)	618	(3,093)
Net cash provided by continuing operating activities	156,646	141,073	88,212
Net cash (used for) discontinued operating activities	—	—	(1,879)
Net cash provided by operating activities	156,646	141,073	86,333
Investing activities:
Capital expenditures	(16,830)	(26,849)	(24,362)
Proceeds from sale of properties and equipment	75	1,451	7,396
Proceeds from sale of assets held for sale	2,400	—	—
Acquisitions of businesses, net of cash acquired	—	(30,549)	(39,787)
Working capital adjustment for acquisition	—	—	5,142
Proceeds from sale of an investment	1,328	4,844	2,736
Other, net	132	(78)	15
Net cash (used for) continuing investing activities	(12,895)	(51,181)	(48,860)
Net cash provided by discontinued investing activities	—	4,540	—
Net cash (used for) investing activities	(12,895)	(46,641)	(48,860)
Financing activities:
Borrowings under credit facility	—	788,000	657,000
Repayments under credit facility	—	(828,000)	(676,000)
Proceeds from short-term debt	—	1,692	4,126
Repayments of short-term debt	(1,619)	(1,661)	(5,825)
Proceeds from issuance of first and second lien credit agreements	—	—	665,400
Repayments of long-term debt	(22,175)	(4,200)	(438,558)
Issuance of common stock	52	49	674
Repurchase of common stock	—	(882)	(252,765)
Payment for debt financing costs and fees	—	(102)	(11,925)

Proceeds from foreign exchange forward option	—	999	—
Other, net	(166)	(1)	289
Net cash (used for) financing activities	(23,908)	(44,106)	(57,584)
Effects of foreign exchange rate changes on cash and cash equivalents	(162)	(3,088)	(1,299)
Increase (decrease) in cash and cash equivalents	119,681	47,238	(21,410)
Cash and cash equivalents at beginning of period	80,598	33,360	54,770
Cash and cash equivalents at end of period	$200,279	$80,598	$33,360
Supplementary Cash Flow information
Interest paid	$49,855	$41,460	$42,833
Income taxes paid, net of refunds	30,859	4,759	2,206
Capital expenditures, not yet paid	525	327	236
Non-cash preferred stock dividends	—	—	29,055
Reclassification of stock-based compensation liability	43,870	—	—
See Notes to Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the three year period ended September 30, 2016

	Cumulative Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accum- ulated Deficit	Accum- ulated Other Compr- ehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Shares	Amount	Amount
Balance at September 27, 2013	424	$423,576	40,777	$408	$(933)	$184,064	$(94,338)	$(2,399)	$510,378
Net loss	—	—	—	—	—	—	(73,948)	—	(73,948)
Other comprehensive loss	—	—	—	—	—	—	—	(4,232)	(4,232)
Issuance of common stock	—	—	81	1	—	673	—	—	674
Repurchase of common stock	—	—	(40,324)	—	(252,765)	—	—	—	(252,765)
Retirement of common stock	—	—	—	(403)	252,000	(251,597)	—	—	—
Preferred stock dividends	29	29,055	—	—	—	(29,055)	—	—	—
Conversion of preferred stock	(453)	(452,630)	62,010	620	—	452,010	—	—	—
Modification of equity based compensation to liability award	—	—	—	—	—	(3,638)	—	—	(3,638)
Balance at September 26, 2014	—	—	62,545	626	(1,698)	352,457	(168,286)	(6,630)	176,469
Net loss	—	—	—	—	—	—	(4,955)	—	(4,955)
Other comprehensive loss	—	—	—	—	—	—	—	(14,403)	(14,403)
Issuance of common stock	—	—	5	—	—	49	—	—	49
Repurchase of common stock	—	—	(97)	—	(882)	—	—	—	(882)
Balance at September 25, 2015	—	—	62,453	626	(2,580)	352,505	(173,241)	(21,033)	156,277
Net income	—	—	—	—			58,796	—	58,796
Cumulative effect adjustment for a change in accounting principle	—	—	—	—	—	—	1,303	—	1,303
Other comprehensive loss	—	—	—	—	—	—	—	(4,917)	(4,917)
Modification of liability award to equity based compensation	—	—	—	—	—	43,870	—	—	43,870
Stock-based compensation	—	—	—	—	—	1,865	—	—	1,865
Issuance of common stock	—	—	5	—	—	52	—	—	52
Balance at September 30, 2016	—	—	62,458	626	(2,580)	398,292	(113,142)	(25,950)	257,246

ATKORE INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Ownership Structure — Atkore International Group Inc. (the "Company" or "Atkore") is a leading manufacturer of Electrical Raceway products primarily for the non-residential construction and renovation markets and Mechanical Products & Solutions ("MP&S") for the construction and industrial markets. The Company was incorporated in the State of Delaware on November 4, 2010. Atkore is the sole stockholder of Atkore International Holdings Inc. ("AIH"), which in turn is the sole stockholder of Atkore International, Inc. ("AII").

The Transactions — On November 9, 2010, Tyco announced that it had entered into an agreement to sell a majority interest in TEMP to CD&R Allied Holdings, L.P. (the "CD&R Investor), an affiliate of the private equity firm Clayton Dubilier & Rice, LLC ("CD&R"). On December 22, 2010, the transaction was completed and CD&R acquired shares of a newly created class of cumulative convertible preferred stock (the "Preferred Stock") of the Company. The Preferred Stock initially represented 51% of the Company’s outstanding capital stock (on an as-converted basis). The preferred stock is entitled to a 12% fixed, cumulative dividend paid quarterly ("Preferred Dividends") and dividends on an as-converted basis when declared on common stock ("Participating Dividends"). On December 22, 2010, the Company also issued common stock (the "Common Stock") to Tyco’s wholly owned subsidiary, Tyco International Holding S.à.r.l. ("Tyco Seller"), that initially represented the remaining 49% of the Company’s outstanding capital stock. Subsequent to December 22, 2010, the Company has operated as an independent, stand-alone entity. The aforementioned transactions described in this paragraph are referred to herein as the "Transactions."

On March 6, 2014, the Company entered into a non-binding letter of intent (the "Letter of Intent") with Tyco for the acquisition (the "Acquisition") of 40.3 million shares of Common Stock held by Tyco Seller. On April 9, 2014, the Company paid $250,000 to Tyco Seller to redeem the shares, which were subsequently retired. The Company paid $2,000 of expenses related to the share redemption.

In a separate transaction on the same date, the CD&R Investor converted its Preferred Stock and accumulated Preferred Dividends into Common Stock. As of September 26, 2014, Common Stock is the Company’s sole issued and outstanding class of securities.
Common Stock Split — On May 27, 2016, the Company effected a 1.37-for-1 stock split of its common stock. The accompanying consolidated financial statements and notes thereto give retroactive effect to the stock split for all periods presented.
Initial Public Offering — On June 9, 2016, the Company’s Registration Statement on Form S-1 relating to an initial public offering ("IPO") of our common stock was declared effective by the U.S. Securities and Exchange Commission ("SEC") and on June 15, 2016, we completed the IPO at a price to the public of $16.00 per share. In connection with the IPO, CD&R Allied Holdings, L.P., (the "CD&R Investor"), an affiliate of Clayton, Dubilier & Rice LLC ("CD&R"), sold an aggregate of 12,000,000 shares of our common stock. The CD&R Investor received all of the net proceeds and bore all commissions and discounts from the sale of our common stock. We did not receive any proceeds from the IPO. Following the completion of the IPO, Atkore is a "controlled company" within the meaning of the New York Stock Exchange ("NYSE") rules with CD&R retaining 80.1% of the common stock.
Basis of Presentation — The accompanying audited consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").
The audited consolidated financial statements include the assets and liabilities used in operating the Company’s business. All intercompany balances and transactions have been eliminated in consolidation. The results of companies acquired or disposed of are included in the audited consolidated financial statements from the effective date of acquisition or up to the date of disposal.

Description of Business — The Company is a leading manufacturer of Electrical Raceway products primarily for the non-residential construction and renovation markets and Mechanical Products & Solutions ("MP&S") for the construction and industrial markets. Electrical Raceway products form the critical infrastructure that enables the deployment, isolation and protection of a structure’s electrical circuitry from the original power source to the final outlet. MP&S frame, support and secure component parts in a broad range of structures, equipment and systems in electrical, industrial and construction applications.
Fiscal Periods — The Company has a 52- or 53-week fiscal year that ends on the last day in September starting fiscal 2016. Prior to fiscal 2016, the fiscal year ended on the last Friday in September. Fiscal year 2016 was a 53-week fiscal year which ended on September 30, 2016. Fiscal years 2015 and 2014 were 52-week fiscal years which ended on September 25, 2015 and September 26, 2014, respectively. Our next fiscal year will end on September 30, 2017 and will be a 52-week year. Our fiscal quarters end on the last Friday in December, March and June.
Use of Estimates — The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclose contingent assets and liabilities at the date of the consolidated financial statements and report the associated amounts of revenues and expenses. Significant estimates and assumptions are used for, but not limited to, allowances for doubtful accounts, provisions for certain rebates, sales incentives, trade promotions, product returns and discounts, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, net realizable value of inventories, legal liabilities, income taxes and tax valuation allowances, pension and postretirement employee benefit liabilities and purchase price allocation. Actual results could differ materially from these estimates.

Revenue Recognition — The Company’s revenue is generated principally from the sale of its products. Revenue from the sale of products is recognized at the time title, risks and rewards of ownership pass. This is generally when the products reach the free-on-board shipping point, the sales price is fixed and determinable and collection is reasonably assured. The freight charges for shipments are included in the Company’s revenues.

Provisions for certain rebates, sales incentives, trade promotions, product returns and discounts to customers are accounted for as reductions in determining sales in the same period the related sales are recorded. Rebates are estimated based on sales terms and historical experience.

Product returns are estimated based on historical experience and are recorded at the time revenues are recognized. Accordingly, the Company reduces recognized revenue for estimated future returns at the time revenue is recorded. The estimates for returns are adjusted periodically based upon changes in historical rates of returns and trend analysis.

Cost of Sales — The Company includes all costs directly related to the production of goods for sale in cost of sales in the statement of operations. These costs include direct material, direct labor, production related overheads, excess and obsolescence costs, lower of cost or market provisions, freight and distribution costs, and the depreciation and amortization of assets directly used in the production of goods for sale.

Selling, General and Administrative Expenses — These amounts primarily include payroll-related expenses for both administrative and selling personnel, compensation expense from stock-based awards, restructuring-related charges, third-party professional services and translation gains or losses for foreign currency transaction.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Allowance for Doubtful Accounts — The allowance for doubtful accounts receivable reflects the best estimate of losses inherent in the Company’s accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence.

Inventories — Inventories are recorded at the lower of cost (primarily LIFO) or market value. The Company estimates losses for excess and obsolete inventory through an assessment of its net realizable value based on the aging of the inventory and an evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price.

Property, Plant and Equipment — Property, plant and equipment, net, is recorded at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	2 to 40 years
Building improvements	2 to 22 years
Machinery and production equipment	2 to 20 years
Support and testing machinery and equipment	2 to 15 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life

Long-Lived Asset Impairments — The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable.

The Company groups assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Recoverability of an asset or asset group is first measured by a comparison of the carrying amount to its estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value. If impairment is determined to exist, any related impairment loss is calculated based on the estimated fair value. Impairment losses on assets to be disposed of or held for sale, if any, are based on the estimated proceeds to be received, less costs of disposal. See Note 18, ''Assets Held for Sale."

Goodwill and Indefinite-Lived Intangible Asset Impairments — Goodwill and indefinite-lived intangible assets are assessed for impairment annually and more frequently if events or circumstances indicate that is more likely than not that the fair value of a reporting unit is less than the carrying value. See Note 6, ''Goodwill and Intangible Assets.'' Management uses various sources of information to estimate fair value including forecasted operating results, business plans, economic projections, royalty rates, market multiples of publicly traded comparable companies and other market data.

When testing for goodwill impairment, the Company first compares the fair value of a reporting unit with its carrying amount. Assessing goodwill for impairment requires us to estimate future operating results and cash flows that require judgment by management. Using different estimates could impact the amount and timing of impairment. We determine the fair value of a reporting unit using three valuation approaches: (a) an income approach using a discounted cash flow analysis based on the forecasted cash flows (including estimated underlying revenue and operating income growth rates) discounted using an estimated weighted-average cost of capital of market participants; (b) a market approach using a comparable company analysis; (c) a market approach using a transaction analysis. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss.

In the second step of the goodwill impairment test, the Company compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill and is considered a Level 3 fair value measurement in accordance with the fair value hierarchy.
Fair Value Measurements — Authoritative guidance for fair value measurements establishes a three-level hierarchy that ranks the quality and reliability of information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument’s level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are summarized as follows:
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

Income Taxes and Uncertain Tax Positions — The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect for the year it is expected the differences will reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date. The Company maintains an indemnity receivable for certain tax obligations that are indemnified by Tyco and that are expected to be settled directly with the taxing authorities.

The Company periodically assesses the realizabilty of the deferred tax assets. In making this determination management considers all available evidence, both positive and negative, including earnings history, expectations of future taxable income and available tax planning strategies. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is considered more likely than not to be realized. Changes in the required valuation allowance are recorded in income in the period such determination is made.

Certain tax positions may be considered uncertain requiring an assessment of whether an allowance should be recorded. Provisions for uncertain tax positions provide a recognition threshold based on an estimate of whether it is more likely than not that a position will be sustained upon examination. The Company measures its uncertain tax positions as the largest amount of benefit that is greater than a 50 percent likelihood of being realized upon examination. Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. See Note 9, ''Income Taxes.''

Concentration of Credit Risk — The Company extends credit to various customers in the retail and construction industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company’s overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of customers and maintains reserves for potential credit losses. For all periods presented, no customer accounted for more than 10% of sales or accounts receivable.

Insurable Liabilities — The Company maintains policies with various insurance companies for its workers’ compensation, product, property, general, auto, and executive liability risks. The insurance policies the Company maintains have various retention levels and excess coverage limits. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on management’s estimate as a result of the assessment by the Company’s claim administrator of each claim and an independent actuarial valuation of the nature and severity of total claims. The Company utilizes a third-party claims administrator to pay claims, track and evaluate actual claims experience, and ensure consistency in the data used in the actuarial valuation. For more information, see Note 16, ''Commitments and Contingencies''.

Translation of Foreign Currency — For the Company’s non-U.S. subsidiaries that report in a functional currency other than U.S. dollars, assets and liabilities are translated into U.S. dollars using year-end exchange rates. Revenue and expenses are translated at the monthly average exchange rates in effect during the fiscal year. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss within the statements of comprehensive loss for the fiscal years ended September 30, 2016, September 25, 2015, and September 26, 2014.

Recent Accounting Pronouncements — On October 24, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." The ASU removes the prohibition in Accounting Standards Codification ("ASC") 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The effective date for public entities will be annual periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance and its impact on the results of operations, cash flows or financial positions.

On August 6, 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Payments," which amends ASC 230, "Statement of Cash Flow." The ASU provides guidance on the classification of certain cash receipts and payments including debt prepayment or debt issuance costs and cash payments for contingent considerations. The ASU also provides clarification on the application of the predominance principle outlined in ASC 230. The effective date for public entities will be annual periods beginning after December 15, 2017, our fiscal 2019. Early adoption is permitted. The Company early adopted this new standard during fiscal 2016 and it did not have a material impact on the financial statements.

On March 30, 2016, FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends ASC 718. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, our fiscal 2018. Early adoption is permitted. The Company early adopted all amendments of ASU 2016-09 during fiscal 2016. The Company recognized excess tax benefit adjustments using a modified retrospective method. As a result of the adoption, we recorded an adjustment to retained earnings of $1.3 million to recognize net operating loss carryforwards, net of a valuation allowance, attributable to excess tax benefits on stock compensation that had not been previously recognized to additional paid in capital. The Company has elected to account for forfeitures when they occur. The election had no impact to our results of operations, cash flows, or financial positions.

On February 25, 2016, the FASB issued ASU 2016-2, "Leases (Topic 842)." The ASU requires companies to use a "right of use" lease model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations), which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. We conduct some of our operations under leases that are accounted for as operating leases, with no related assets and liabilities on our balance sheet. The proposed changes would require that substantially all of our operating leases be recognized as assets and liabilities on our balance sheet. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption will be permitted. We are evaluating the effect of adopting this new accounting guidance and its impact on our results of operations, cash flows or financial position.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The ASU requires an acquirer to recognize provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined rather than restating prior periods. The ASU is effective on a prospective basis for interim and annual periods beginning after December 15, 2015. The Company adopted this new standard beginning with fiscal 2016, and it did not have a material impact on the financial statements.

In June 2015, the FASB issued ASU 2015-10, "Technical Corrections and Improvements." The ASU is part of an ongoing project on the FASB’s agenda to facilitate updates to the ASC, non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The ASU will apply to all reporting entities within the scope of the affected accounting guidance. The amendments requiring transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. We are evaluating the effect of adopting this new accounting guidance and its impact on our results of operations, cash flows or financial position. We do not believe this update will have a material impact on the financial statements.

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The update amends ASC 820, "Fair Value Measurement." This ASU removes the requirement to categorize within the fair value hierarchy investments without readily determinable fair values in entities that elect to measure fair value using net asset value per share or its equivalent. The ASU requires that these investments continue to be shown in the investment disclosure amount to allow the disclosure to reconcile to the investment amount presented in the balance sheet. This update is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. We are evaluating the effect of adopting this new accounting guidance and its impact on our results of operations, cash flows or financial position. We do not believe this update will have a material impact on the financial statements.

In April 2015, the FASB issued ASU 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the accounting for the license will be consistent with licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. This update is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. We are evaluating the effect of adopting this new accounting guidance and its impact on our results of operations, cash flows or financial position. We do not believe this update will have a material impact on the financial statements.

In February 2015, the FASB issued ASU 2015-02 "Amendments to the Consolidation Analysis." This update amends the consolidation requirements in ASC 810, "Consolidation." The amendments change the consolidation analysis required under GAAP. For public business entities, the amendments in the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. We are evaluating the effect of adopting this new accounting guidance and its impact on our results of operations, cash flows or financial position. We do not believe this update will have a material impact on the financial statements.

In January 2015, the FASB issued ASU 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This update eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, our fiscal 2017. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted this new standard beginning with fiscal 2016, and it did not have a material impact on the financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", which provides guidance for revenue recognition. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The update provides for two transition methods to the new guidance: a full retrospective approach and a modified retrospective approach. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date", as a revision to ASU 2014-09, which revised the effective date to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted but not prior to periods beginning after December 15, 2016 (i.e. the original adoption date per ASU 2014-09). In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations", which clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing", which clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients", which amends the new revenue recognition guidance on transition, collectibility, noncash consideration and the presentation of sales and other similar taxes. The amendments also clarify how an entity should evaluate the collectibility threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard's contract criteria. We are currently evaluating the transition methods and the impact of adoption of these ASUs on our consolidated financial statements.

2. ACQUISITIONS
From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers. The Company completed the following acquisitions for total consideration of approximately $30,440 and $39,787 for the fiscal years ended September 25, 2015 and September 26, 2014, respectively. The Company did not complete any acquisitions for the fiscal year ended September 30, 2016.
Fiscal 2015 Transactions—On October 20, 2014, Atkore Plastic Pipe Corporation, a wholly-owned indirect subsidiary of the Company, acquired all of the outstanding stock of American Pipe & Plastics, Inc. ("APPI"). The aggregate purchase price was $6,572. APPI is a manufacturer of PVC conduit and is located in Kirkwood, New York. Additionally, on November 17, 2014, Atkore Steel Components, Inc., a wholly-owned indirect subsidiary of the Company, acquired most of the assets and assumed certain liabilities of Steel Components, Inc. ("SCI"). The aggregate purchase price was $23,868. SCI provides steel and malleable iron electrical fittings for steel, flexible and liquidtight conduit, as well as armored cable. SCI is located in Coconut Creek, Florida.
The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Fair value measurements were applied based on assumptions that market participants would use in the pricing of the asset or liability. The following table summarizes the Level 3 fair values assigned to the net assets acquired and liabilities assumed as of the acquisition date:

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

Both acquisitions strengthened and diversified the Company’s Electrical Raceway reportable segment and its portfolio of products provided to electrical distribution customers. The Company funded both acquisitions using borrowings from AII’s asset-based credit facility ("ABL Credit Facility"). The Company recognized $1,387 and $3,924 of goodwill for APPI and SCI, respectively. See Note 6, ''Goodwill and Intangible Assets''. Goodwill consists of the excess of the purchase price over the net of the fair value of the acquired assets and assumed liabilities, and represents the estimated economic value attributable to future operations. Goodwill recognized from the APPI acquisition was non-deductible for income tax purposes. Goodwill recognized from the SCI acquisition was tax-deductible and is amortized over 15 years for income tax purposes. The goodwill arising from both acquisitions consists largely of the synergies and economies of scale from integrating these companies with existing businesses. The Company incurred approximately $318 and $610 during the years ended September 25, 2015 and September 26, 2014, respectively for acquisition-related expenses for both transactions which were recorded as a component of selling, general and administrative expenses. Due to the immaterial nature of the acquisitions, both individually, and in the aggregate, the Company did not include the full year pro-forma results of operations for the acquisition year or previous years.

The following table summarizes the fair value of amortizable intangible assets as of the acquisition dates:

	APPI		SCI
($ in thousands)	Fair Value	Weighted Average Useful Life (Years)	Fair Value	Weighted Average Useful Life (Years)
Amortizable intangible assets:
Customer relationships	$300	10	$7,900	8
Other	180	4	2,700	14
Total amortizable intangible assets	$480		$10,600

The SCI purchase agreement contained a provision for contingent consideration requiring the Company to pay the former owners an amount not to exceed $500 upon achieving certain performance targets. The Company recorded $190 in Accrued and other current liabilities as the best estimate of fair value of the contingent consideration on the opening balance sheet. The fair value estimate was considered a Level 3 measurement in accordance with the fair value hierarchy and the range of possible outcomes did not differ materially from the amount recorded. The performance target period of one year expired during fiscal 2015 and the performance conditions were not met. As such, the Company recorded a reversal of the contingent liability as a component of selling, general and administrative expense.

Fiscal 2014 Transactions—On October 11, 2013, PPC acquired substantially all of the assets of EP Lenders II, LLC d/b/a Ridgeline. The aggregate purchase price for the assets was $39,787. The purchase price was funded from borrowings under the ABL Credit Facility. Ridgeline manufactures and sells PVC conduit, fittings, elbows and plumbing products, which complements the Company’s current conduit businesses in the Company’s Electrical Raceway reportable segment. The Company incurred approximately $267 during fiscal 2014 for acquisition-related expenses which were recorded as a component of selling, general and administrative expenses. Due to the immaterial nature of the acquisition, the Company did not included full year pro-forma results of operations for the acquisition year.

The following table summarizes the Level 3 fair values assigned to the net assets acquired and liabilities assumed as of the October 11, 2013 acquisition date:

(in thousands)	Ridgeline
Fair value of consideration transferred:
Cash consideration	$39,787
Fair value of assets acquired and liabilities assumed:
Accounts receivable	3,445
Inventories	2,510
Intangible assets	15,890
Fixed assets	10,551
Accounts payable	(2,218)
Net assets acquired	30,178
Excess purchase price attributed to goodwill acquired	$9,609

The acquisition resulted in the recognition of $9,609 of goodwill, which was nondeductible for income tax purposes. The goodwill arising from the acquisition consisted largely of the synergies and economies of scale expected from combining the acquisitions with current businesses.

The following table summarizes the fair value of amortizable intangible assets as of the acquisition date:

	Ridgeline
($ in thousands)	Fair Value	Weighted Average Useful Life (Years)
Amortizable intangible assets:
Customer relationships	$15,600	10
Other	290	2
Total amortizable intangible assets	$15,890
3. RELATED PARTY TRANSACTIONS
Transactions between the Company, CD&R and affiliates of CD&R and Tyco are considered related party.

In December 2010, the CD&R Investor acquired a majority stake in the Company (the "CD&R Acquisition"). In connection with the CD&R Acquisition, the Company, AIH and AII entered into a consulting agreement (the "Consulting Agreement") with CD&R. Prior to April 9, 2014, the Company paid a $6,000 annual advisory fee to CD&R and Tyco based on their pro-rata ownership percentages. The fees were paid quarterly, in advance and recorded as a component of selling, general and administrative expenses in the Company’s consolidated statement of operations. As a result of the sale of Tyco's ownership interest on April 9, 2014, the Company’s consulting fee paid to Tyco was prorated through April 9, 2014. Tyco is no longer considered a related party and is not reported as such for periods after April 9, 2014. Additionally, CD&R’s annual consulting fee was reduced to $3,500.
In connection with the IPO on June 15, 2016, the Company entered into an agreement with CD&R to terminate the Consulting Agreement, including the ongoing consulting fees and paid CD&R a fee of $12,800 . The consulting and termination fees were $15,425, $3,500 and $4,854 for the fiscal years ended September 30, 2016, September 25, 2015 and September 26, 2014, respectively.

Additionally, affiliates of CD&R owned equity positions in one of the Company’s customers until fiscal 2014 and another of the Company’s customers until fiscal 2015. The following table presents information regarding related party transactions with these customers:

	Fiscal Year Ended
	September 26, 2014
(in thousands)	Tyco and affiliates	CD&R affiliates
Net sales	$5,933	$105,681
Cost of sales	4,943	78,019
4. INVENTORIES, NET

(in thousands)	September 30, 2016	September 25, 2015
Purchased materials and manufactured parts, net	$47,754	$42,562
Work in process, net	17,082	13,360
Finished goods, net	115,062	111,743
LIFO reserve	(18,433)	(5,741)
Inventories, net	$161,465	$161,924
The Company records inventory at the lower of cost or market (primarily last in, first out, or "LIFO") or market value for a majority of the Company. Approximately 87% and 80% of the Company's inventories are valued at the lower of LIFO cost or market at September 30, 2016 and September 25, 2015, respectively.
As of September 30, 2016 and September 25, 2015, the excess and obsolete inventory reserve was $8,447 and $10,201, respectively.

5. PROPERTY, PLANT AND EQUIPMENT
As of September 30, 2016 and September 25, 2015, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	September 30, 2016	September 25, 2015
Land	$12,804	$13,294
Buildings and related improvements	103,256	104,315
Machinery and equipment	245,011	231,237
Leasehold improvements	6,498	5,572
Construction in progress	6,148	10,582
Property, plant and equipment	373,717	365,000
Accumulated depreciation	(171,025)	(140,716)
Property, plant and equipment, net	$202,692	$224,284

Depreciation expense for fiscal years ended September 30, 2016, September 25, 2015 and September 26, 2014 totaled $32,779, $37,362 and $37,837, respectively.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill - Changes in the carrying amount of goodwill are as follows:

	Segment
(in thousands)	Electrical Raceway	Mechanical Products & Solutions	Total
Balance as of September 26, 2014
Goodwill	$75,253	$82,189	$157,442
Accumulated impairment losses	—	(43,000)	(43,000)
Total	75,253	39,189	114,442
Goodwill acquired during year	5,311	—	5,311
Impairment losses	(3,924)	—	(3,924)
Total	$76,640	$39,189	$115,829
Balance as of September 25, 2015
Goodwill	$80,564	$82,189	$162,753
Accumulated impairment losses	(3,924)	(43,000)	(46,924)
Total	$76,640	$39,189	$115,829
Balance at September 30, 2016
Goodwill	$80,564	$82,189	$162,753
Accumulated impairment losses	(3,924)	(43,000)	(46,924)
Total	$76,640	$39,189	$115,829

The Company assesses the recoverability of goodwill on an annual basis in accordance with ASC 350, "Intangibles - Goodwill and Other." The measurement date is the first day of the fourth fiscal quarter, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying value. This assessment employs a two-step approach. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If a reporting unit’s carrying amount exceeds its fair value, a goodwill impairment may exist. The second part of the test compares the implied fair value of goodwill with its carrying amount.

The assumptions used in the goodwill impairment testing process involve various judgments and estimates, and are subject to inherent uncertainties and subjectivity. The analysis estimates numerous factors, including future sales, gross profit, selling, general and administrative expense rates and capital expenditures. These estimates are based on the Company’s business plans and forecasts. These estimated cash flows are then discounted, which necessitates the selection of an appropriate discount rate. The discount rate used reflects the market-based estimates of the risks associated with the projected cash flows of the reporting unit.

The Company had no goodwill impairments in the fiscal year ended September 30, 2016. As of September 30, 2016, the fair values of the reporting units exceed their respective carrying amount by 10% or more. A 10% decrease in the discounted cash flows utilized in Step 1 for each of the remaining reporting units would not have changed our determination that the fair value of each reporting unit was in excess of its carrying value.

During fiscal 2015, the Company’s acquisition of SCI was treated as a separate reporting unit for which all of the goodwill ascribed from the purchase price allocation was assigned. SCI’s fiscal 2015 operating performance was below the Company’s initial projections. Post-acquisition, SCI’s net sales and earnings degraded in part due to a shift in the mix of products sold to a key customer. This customer historically purchased a disproportionate amount of higher margin product for use in a particular geographic end market. During the year, the volume shifted to lower margin product. Additionally, the customer began fulfilling a portion of their demand from a second source. The shift in product mix and volume decline prompted the Company to revisit the long-term projected forecast for this customer and its relative impact on the entire reporting unit.

The Company’s revised long-term projections were used in Step 1 of the goodwill impairment analysis. The first step of the goodwill impairment test indicated that the carrying value of the reporting unit, including goodwill, exceeded the fair value of the reporting unit requiring the second step of the test in the fourth quarter. The implied fair value in Step 2 revealed a $3,924 non-cash impairment, which is considered a Level 3 fair value measurement in accordance with the fair value hierarchy. As a result, there is no more goodwill ascribed to this reporting unit. The non-cash impairment charge was recorded as a component of asset impairment charges in the Company’s consolidated statements of operations during fiscal 2015.

The Company concluded that the circumstances surrounding this customer constituted a triggering event in accordance with ASC 360, "Property, Plant & Equipment." The Company compared the estimated undiscounted cash flows of the finite-lived customer relationship intangible asset to its carrying value to assess the recoverability. As the undiscounted cash flows related to the customer relationship intangible asset exceeded its carrying value, the Company did not proceed to the second step of the impairment test.

In fiscal 2014, the Company recorded a $43,000 non-cash impairment charge related to a reporting unit in our MP&S reportable segment. The resulting implied fair value of goodwill is considered a Level 3 fair value measurement in accordance with the fair value hierarchy. This non-cash goodwill impairment was driven by changes in market conditions, the reporting unit’s actual results in fiscal 2014 that were below amounts estimated in fiscal 2013 and revisions to the reporting unit’s growth projections. Although this market had improved in 2014, the recovery related to steel products was expected to be slower compared to markets that buy copper and PVC products. The non-cash impairment charge was recorded as a component of asset impairment charges in the Company’s consolidated statements of operations.

Intangible Assets—The Company also assesses the recoverability of its indefinite-lived trade names on an annual basis or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying value, in accordance with ASC 350. The Company uses the relief from royalty method, an income approach method, to quantify the fair value of its trade names. The measurement date is the first day of the fourth fiscal quarter, or more frequently, if triggering events occur. In fiscal 2016 and 2015, there were no trade names whose carrying values were in excess of their fair values. In fiscal 2014, two of the Company’s trade names, Razor Ribbon and Columbia MBF, in our MP&S reporting unit had carrying values in excess of their fair values. There is no second step when measuring impairment of indefinite-lived intangible assets. The Company recorded a $939 non-cash impairment charge for the year ended September 26, 2014 related to the Razor Ribbon and Columbia MBF trade names related to our MP&S reporting units, which is considered a Level 3 fair value measurement in accordance with the fair value hierarchy. This impairment was recorded prior to conducting the second step of the goodwill impairment test. The impairment was due to a contraction in the long-term growth projections of products sold under these trade names.
The Company also considered potential impairment indicators associated with other finite-lived intangible assets, including its customer relationships, patents, and non-compete agreements. An impairment is recognized if the carrying value of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The Company’s key customers are primarily wholesale and national distributors. The terms of these relationships are based on purchase orders and are not contractually based. Customer relationships are amortized over their useful lives, ranging from 6 to 14 years. The Company evaluates the appropriateness of remaining useful lives based on customer attrition rates. Other intangible assets are amortized over their estimated useful lives, ranging from 2 to 20 years. The Company did not have a triggering event during fiscal 2016 and 2015.
The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets:

		September 30, 2016			September 25, 2015
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Customer relationships	12	$249,245	$(97,484)	$151,761	$249,245	$(77,112)	$172,133
Other	7	16,943	(7,647)	9,296	16,943	(5,781)	11,162
Total		266,188	(105,131)	161,057	266,188	(82,893)	183,295
Indefinite-lived Intangible Assets:
Trade names		93,880	—	93,880	93,880	—	93,880
Total		$360,068	$(105,131)	$254,937	$360,068	$(82,893)	$277,175

Amortization expense for the fiscal years ended September 30, 2016, September 25, 2015 and September 26, 2014 was $22,238, $22,103 and $20,857, respectively. Expected amortization expense for intangible assets over the next five years and thereafter is as follows:

2017	21,817
2018	21,399
2019	21,235
2020	21,256
2021	20,558
Thereafter	54,792
Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, and other events.
7. ACCRUED AND OTHER CURRENT LIABILITIES
As of September 30, 2016 and September 25, 2015, accrued and other current liabilities were comprised of:

(in thousands)	September 30, 2016	September 25, 2015
Accrued compensation and employee benefits	$34,331	$31,146
Accrued transportation costs	12,348	13,627
Accrued interest	—	9,890
Deferred gain on sale of investment	9,088	9,121
Product liability	1,550	2,700
Accrued professional services	7,038	6,535
Accrued restructuring	1,380	4,413
Other	21,376	19,840
Accrued and other current liabilities	$87,111	$97,272

8. DEBT
Debt as of September 30, 2016 and September 25, 2015 was as follows:

(in thousands)	September 30, 2016	September 25, 2015
First lien loan due April 9, 2021	$409,200	$414,150
Second lien loan due October 9, 2021	229,460	248,036
Deferred financing costs	(8,347)	(11,622)
Other	—	1,644
Total debt	$630,313	$652,208
Less: Current portion	1,267	2,864
Long-term debt	$629,046	$649,344
Term Loan Facilities—On April 9, 2014, AII entered into a credit agreement for a $420,000 First Lien Term Loan Facility (the "First Lien Term Loan Facility") and a credit agreement for a $250,000 Second Lien Term Loan Facility (the "Second Lien Term Loan Facility" and together with the First Lien Term Loan Facility, the "Term Loan Facilities"). The First Lien Term Loan Facility was priced at 99.5%, bears interest at a rate of LIBOR plus 3.5% with a LIBOR floor of 1.00%, and matures on April 9, 2021. The Second Lien Term Loan Facility was priced at 99.0%, bears interest at a rate of LIBOR plus 6.75% with a LIBOR floor of 1.00%, and matures on October 9, 2021. All obligations under the Term Loan Facilities are fully and unconditionally guaranteed by AIH and the U.S. subsidiaries owned directly or indirectly by AII.

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
On January 22, 2016, AII redeemed $17,000 of the Second Lien Term Loan Facility at a redemption price of 89.00% of the par value, and $2,000 at a redemption price of 89.75% of the par value. For the fiscal year ended September 30, 2016, the Company recorded a gain on the extinguishment of debt of $1,661.
As of September 30, 2016, the approximate fair value of the First Lien Term Loan Facility was $411,084 and the Second Lien Term Loan Facility was $231,092. In determining the approximate fair value of its long-term debt, the Company used the trading value among financial institutions for the Term Loan Facilities, which were classified within Level 2 of the fair value hierarchy.
ABL Credit Facility—The ABL Credit Facility has aggregate commitments of $325,000 and is guaranteed by AIH and the U.S. subsidiaries owned directly or indirectly by AII. AII’s availability under the ABL Credit Facility was $206,917 and $255,755 as of September 30, 2016 and September 25, 2015, respectively. Availability under the ABL Credit Facility is subject to a borrowing base equal to the sum of 85% of eligible accounts receivable plus 80% of eligible inventory of each borrower and guarantor, subject to certain limitations. The interest rate on the ABL Credit Facility is LIBOR plus an applicable margin ranging from 1.50% to 2.00%, or an alternate base rate for U.S. Dollar denominated borrowings plus an applicable margin ranging from 0.50% to 1.00%. The ABL Credit Facility matures on October 23, 2018. There were no borrowings outstanding under the ABL Credit Facility as of September 30, 2016 and September 25, 2015, respectively.
The ABL Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. Affirmative covenants include, without limitation, the timely delivery of quarterly and annual financial statements, certifications to be made by AII, payment of obligations, maintenance of corporate existence and insurance, notices, compliance with environmental laws, and the grant of liens. The negative covenants include, without limitation, the following: limitations on indebtedness, dividends and distributions, investments, prepayments or redemptions of subordinated indebtedness, amendments of subordinated indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and changes in charter documents. Additionally, if the availability under the ABL Credit Facility falls below certain levels, AII would subsequently be required to maintain a minimum fixed charge coverage ratio. AII was not subject to the minimum fixed charge coverage ratio during any period subsequent to the establishment of the ABL Credit Facility.
The Company's remaining financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable.

9. INCOME TAXES

Significant components of income (loss) from continuing operations and income tax expense for the fiscal years ended September 30, 2016, September 25, 2015 and September 26, 2014 consisted of the following:

	Fiscal Year Ended
(in thousands)	September 30, 2016	September 25, 2015	September 26, 2014
Components of income (loss) before income taxes:
United States	$78,016	$(11,739)	$(107,722)
Non-U.S	8,765	3,868	835
Income (loss) before income taxes	$86,781	$(7,871)	$(106,887)

Income tax expense (benefit):
Current:
United States:
Federal	$18,748	$(2,017)	$195
State	4,655	1,562	1,502
Non-U.S:	2,026	1,189	1,874
Current income tax expense (benefit)	$25,429	$734	$3,571

Deferred
United States:
Federal	$642	$(3,721)	$(31,690)
State	1,872	(929)	(2,925)
Non-U.S:	42	1,000	(1,895)
Deferred income tax expense (benefit)	2,556	(3,650)	(36,510)
Income tax expense (benefit)	$27,985	$(2,916)	$(32,939)

The mix of foreign losses and domestic losses, along with rate reconciling items as outlined below, impacts the effective tax rate for the periods. Differences between the statutory federal income tax rate and effective income tax rate are summarized below:

	Fiscal Year Ended
(in thousands)	September 30, 2016	September 25, 2015	September 26, 2014
Statutory federal tax	35%	35%	35%
Adjustments to reconcile to the effective income tax rate:
State income taxes	5%	1%	2%
Nondeductible expenses	2%	(7)%	(1)%
Valuation allowance	1%	(15)%	—%
Foreign rate differential	(2)%	3%	—%
U.S. tax effects of unremitted foreign earnings	—%	—%	2%
Nondeductible goodwill impairment	—%	—%	(11)%
Domestic Manufacturing Deduction	(3)%	—%	—%
Finalization of Federal audits	—%	—%	4%
Prior period adjustments	—%	(2)%	—%
Indemnified uncertain tax benefits	(5)%	22%	—%
Other	(1)%	—%	—%
Effective income tax rate	32%	37%	31%

The Company’s effective tax rate for fiscal 2016 differs from the statutory rate primarily due to a $4,332 tax benefit from the release of indemnified uncertain tax positions, a $2,805 tax benefit for domestic manufacturing deduction, offset by $4,625 of state income tax expense and $1,685 of non-deductible transaction costs.

The Company’s effective tax rate for fiscal 2015 differs from the statutory rate due to a $1,779 tax benefit from the release of indemnified uncertain tax positions offset by nondeductible expenses and additional valuation allowance against deferred tax assets and foreign jurisdictions in which the deferred tax assets are not expected to be realized.

The Company’s effective tax rate for fiscal 2014 differs from the statutory rate due to $34,577 of nondeductible goodwill impairment, additional federal net operating losses recognized from the closure of a federal audit for prior periods, and the tax benefit from income of certain foreign subsidiaries deemed indefinitely reinvested. The remaining $8,423 of goodwill impairment is deductible for tax purposes.

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax assets are as follows:

(in thousands)	September 30, 2016	September 25, 2015
Deferred tax assets:
Accrued liabilities and reserves	$50,221	$32,494
Tax loss and credit carryforwards	14,138	18,699
Postretirement benefits	14,232	11,481
Inventory	6,526	18,481
Other	1,320	2,425
	$86,437	$83,580
Deferred tax liabilities:
Property, plant and equipment	$(12,785)	$(8,458)
Intangible assets	(70,037)	(74,649)
Loss on investment	(5,151)	(4,248)
Other	(1,695)	(2,163)
	$(89,668)	$(89,518)
Net deferred tax liability before valuation allowance	(3,231)	(5,938)
Valuation allowance	(8,658)	(7,532)
Net deferred tax liability	$(11,889)	$(13,470)
As of September 30, 2016, the Company has $67,790 of state net operating loss carryforwards which expire beginning in 2017 through 2035. In certain non-U.S. jurisdictions the Company has net operating loss carryforwards of $37,369 which have an expiration period ranging from five years to unlimited.
Valuation allowances have been established on net operating losses and other deferred tax assets in Australia, France, Asia Pacific, and other foreign and U.S. state jurisdictions as a result of the Company's determination that there is less than 50% likelihood that these assets will be realized. Evidence for this determination includes three year cumulative loss positions, future reversal of temporary differences, and expectations of future losses. For fiscal 2016, the Company reassessed the need for a valuation allowance against deferred tax assets in the Company’s Asia Pacific business based on recent earnings and utilization of net operating losses. As a result, the Company released its historic valuation allowance related to the $1,360 of deferred taxes of our Asia Pacific business.
As of September 30, 2016, the Company had unrecognized tax benefits of $3,803 which, if recognized, would positively benefit the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2016 and September 25, 2015, the Company had accrued interest and penalties of $3,035 and $5,497, respectively, in the consolidated balance sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefit, excluding interest and penalties, is as follows:

(in thousands)	For the period from September 27, 2013 to September 30, 2016
Balance as of September 27, 2013	$14,164
Additions based on tax positions related to prior years	134
Settlements	(4,056)
Balance as of September 26, 2014	10,242
Additions based on tax positions related to prior years	69
Settlements	(2,210)
Balance as of September 25, 2015	8,101
Additions based on tax positions related to prior years	62
Settlements	(4,360)
Balance as of September 30, 2016	$3,803
During fiscal 2016, the balance of unrecognized tax benefits decreased by $4,360 as a result of Tyco completing tax audits and the expiration of the statute of limitations in various state jurisdictions. The related accrued penalties and interest for uncertain tax positions decreased by $2,458.
During fiscal 2015, the balance of unrecognized tax benefits decreased by $2,210 as a result of Tyco completing tax audits and the expiration of the statute of limitations in various state jurisdictions. The related accrued penalties and interest for uncertain tax positions decreased by $596.

During fiscal 2014, Tyco recorded a $3,809 unrecognized tax benefit related to prior period adjustments and $150 unrecognized tax benefit related to state tax filing positions. Tyco administers any audits with various taxing jurisdictions for all periods prior to December 22, 2010. These settlements relate to historical uncertain tax positions which are covered by the Investment Agreement between the Company and Tyco as a result of the Transactions.

Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities. The following tax years remain subject to examination by the major tax jurisdictions as follows:

Jurisdiction	Years Open to Audit
France	2010-2012
U.S.	2010-2015

The Company’s income tax returns are examined periodically by various taxing authorities. The Company’s federal tax return for fiscal 2015 is currently under examination by the Internal Revenue Service, and the Company is currently under examination in various state jurisdictions. Based on the current status of its income tax audits, the Company believes that it is reasonably possible that there would be no material changes to the unrecognized tax benefits in the next twelve months. Should any unrecognized tax benefits be resolved, the Company will seek reimbursement from Tyco under the terms of the Investment Agreement relative to the periods prior to the Transactions.

Other Income Tax Matters—During the fiscal years ended September 30, 2016 and September 25, 2015, the Company made no additional provision for U.S. or non-U.S. income taxes on the undistributed income of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such income is expected to be indefinitely reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such income.

During fiscal 2014, the Company recorded a deferred tax benefit of $2,069 related to the reversal of the deferred tax liability established in prior years for U.S. and non-U.S. income taxes on the undistributed income of subsidiaries, which the Company now considers to be indefinitely reinvested.

As of September 30, 2016, certain subsidiaries had approximately $26,749 of undistributed income that the Company intends to permanently reinvest. A liability could arise if the Company’s intention to permanently reinvest such income were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested income or the basis differences related to investments in subsidiaries.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across its global operations. The Company records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carry-forwards. The Company adjusts these reserves in light of changing facts and circumstances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. For uncertain tax liabilities arising in the periods prior to the Transactions that are resolved in a future period, the Company plans to seek repayment from Tyco under the terms of the Investment Agreement. Accordingly, the Company has reflected those liabilities with an offsetting receivable due from Tyco of $5,915 on the consolidated balance sheet as of September 30, 2016. If the Company’s estimate of uncertain tax liabilities arising in the periods following the Transactions proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

Under the terms of the Investment Agreement, Tyco has agreed to indemnify and hold harmless the Company and its subsidiaries and their respective affiliates from and against any taxes of the Company with respect to any tax period ending on or before the closing of the Transactions, as well as all tax liabilities relating to events or transactions occurring on or prior to the closing date of the Transactions. In addition, the Company has agreed to indemnify and hold harmless Tyco and its affiliates from and against any liability for any taxes of the Company with respect to any post-Transactions tax period.
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
The net periodic benefit cost for the periods presented was as follows:

	Fiscal Year Ended
(in thousands)	September 30, 2016	September 25, 2015	September 26, 2014
Service cost	$1,894	$2,509	$2,783
Interest cost	4,143	4,784	4,850
Expected return on plan assets	(6,318)	(6,803)	(6,265)
Amortization of actuarial loss	722	88	—
Net periodic benefit cost	$441	$578	$1,368
Weighted-average assumptions used to determine net periodic pension cost during the period:
Discount rate	4.2%	4.2%	4.6%
Expected return on plan assets	7.0%	7.0%	7.0%
Rate of compensation increase	N/a	N/a	N/a

The amounts amortized from accumulated other comprehensive loss is as follows:

	Fiscal Year Ended
(in thousands)	September 30, 2016	September 25, 2015	September 26, 2014
Amortization of unrecognized actuarial loss	$722	$88	$—
The estimated net actuarial loss for pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is expected to be approximately $1,303.
The change in the benefit obligations, plan assets and the amounts recognized on the consolidated balance sheets was as follows:

Change in benefit obligations:
Benefit obligations as of September 26, 2014	$116,648
Service cost	2,509
Interest cost	4,784
Actuarial loss	1,542
Benefits and administrative expenses paid	(4,283)
Benefit obligations as of September 25, 2015	121,200
Service cost	1,894
Interest cost	4,143
Actuarial loss	10,542
Benefits and administrative expenses paid	(4,627)
Benefit obligations as of September 30, 2016	$133,152

Change in plan assets:
Fair value of plan assets as of September 26, 2014	$99,820
Actual return on plan assets	(3,566)
Employer contributions	1,103
Benefits and administrative expenses paid	(4,283)
Fair value of plan assets as of September 25, 2015	93,074
Actual return on plan assets	9,122
Employer contributions	411
Benefits and administrative expenses paid	(4,627)
Fair value of plan assets as of September 30, 2016	$97,980
Funded status as of September 30, 2016	$(35,172)

	September 30, 2016	September 25, 2015
Amounts recognized in the consolidated balance sheets consist of:
Pension liabilities	$(35,172)	$(28,126)
Net amount recognized	$(35,172)	$(28,126)

Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Net actuarial loss	$(28,205)	$(21,189)
Total loss recognized	$(28,205)	$(21,189)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	3.5%	4.2%
Rate of compensation increase	N/a	N/a

In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions. The Company’s investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to maximize the return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. For the pension plans, this policy targets a 60% allocation to equity securities and a 40% allocation to debt securities.

Pension plans have the following weighted-average asset allocations:

	September 30, 2016	September 25, 2015
Asset Category:
Equity securities	52%	59%
Debt securities	33%	40%
Cash and cash equivalents	15%	1%
Total	100%	100%

The Company evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk. Such as investments in a single entity, industry, foreign country and individual fund manager. As of September 30, 2016, there were no significant concentrations of risk in the Company’s defined benefit plan assets.

The Company’s plan assets are accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels. The Company’s asset allocations by level within the fair value hierarchy for the years ended September 30, 2016 and September 25, 2015, are presented in the table below for the Company’s defined benefit plans.

	September 30, 2016				September 25, 2015
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. equity securities	$—	$28,798	$—	$28,798	$9,635	$26,682	$—	$36,317
Non-U.S. equity securities	—	21,754	—	21,754	—	18,990	—	18,990
Fixed income securities:
Government and government agency securities	—	7,688	—	7,688	—	17,890	—	17,890
Corporate debt securities	—	16,230	—	16,230	—	18,791	—	18,791
Mortgage and other asset-backed securities	—	8,454	—	8,454	—	376	—	376
Cash and cash equivalents	15,056	—	—	15,056	710	—	—	710
Total	$15,056	$82,924	$—	$97,980	$10,345	$82,729	$—	$93,074

Equity securities consist primarily of publicly traded U.S. and non-U.S. equities. Publicly traded securities are valued at the last trade or closing price reported in the active market in which the individual securities are traded. Certain equity securities are held within commingled funds, which are valued at the unitized net asset value ("NAV") or percentage of the NAV as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

Fixed income securities consist primarily of government and agency securities, corporate debt securities, and mortgage and other asset-backed securities. When available, fixed income securities are valued at the closing price reported in the active market in which the individual security is traded. Government and agency securities and corporate debt securities are valued using the most recent bid prices or occasionally the mean of the latest bid and ask prices when markets are less liquid. Asset-backed securities including mortgage-backed securities are valued using broker/dealer quotes when available. When quotes are not available, fair value is determined by utilizing a discounted cash flow approach, which incorporates other observable inputs such as cash flows, underlying security structure and market information including interest rates and bid evaluations of comparable securities. As of September 30, 2016 and September 25, 2015, the Company did not have any Level 3 pension assets. Certain fixed income securities are held within commingled funds, which are valued utilizing NAV as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

Cash and cash equivalents consist primarily of short-term commercial paper, and other cash or cash-like instruments including settlement proceeds due from brokers, stated at cost, which approximates fair value.

Transfers between levels of the fair value hierarchy (the "hierarchy") are recognized on the actual date of the event or circumstance giving rise to the transfer, which generally coincides with the Company’s valuation process. There were no transfers between levels of hierarchy during the fiscal years ended September 30, 2016 and September 25, 2015.

The strategy of the Company’s investment managers with regard to the investments valued using NAV or its equivalent is to either match or exceed relevant benchmarks associated with the respective asset category. The underlying investment funds are available to be redeemed on a daily basis. None of the investments valued using NAV or its equivalent contain any redemption restrictions or unfunded commitments.

The Company’s funding policy is to make contributions in accordance with appropriate laws and customs. The Company contributed $411 and $1,103 to its pension plans for the fiscal years ended September 30, 2016 and September 25, 2015.

The Company anticipates that it will contribute at least the minimum required contribution of $575 to its pension plans in fiscal 2017.

During the year ended September 26, 2014, the Company signed a new collective bargaining agreement with the United Steel Workers Local 9777-18. Effective April 10, 2017, the new agreement freezes the defined benefit pension plan whereby participants will no longer accrue credited service.

Benefit payments, which reflect future expected service as appropriate, are expected to be paid in each fiscal year as follows:

(in thousands)
2017	$4,926
2018	5,338
2019	5,659
2020	6,040
2021	6,358
2022-2026	35,361

Defined Contribution Retirement Plans- The Company also sponsors several defined contribution retirement plans - the 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $2,817, $2,741 and $3,162 for the fiscal years ended September 30, 2016, September 25, 2015 and September 26, 2014, respectively.

Multi-Employer Plan- The Company has a liability of $6,507 as of September 30, 2016 and $6,778 as of September 25, 2015 representing the Company's proportionate share of a multi-employer pension plan which was exited prior to fiscal 2015.

11. COMMON AND PREFERRED STOCK

As of September 30, 2016 and September 25, 2015, the Company had 1,000,000 shares of common stock authorized and 62,458 and 62,453 shares issued and outstanding, respectively.

Common Stock - Holders of Common Stock are entitled to cast one vote for each share held of record on all matters submitted to a vote of the stockholders. Additionally, holders of Common Stock are entitled to receive, on a pro rata basis, dividends and distributions, if any, that the Company’s board of directors may declare out of legally available funds, subject to preferences that may be applicable to preferred stock, if any.

Preferred Stock - On December 22, 2010, CD&R acquired shares of a newly created class of Preferred Stock. The Preferred Stock initially represented 51% of the Company’s outstanding capital stock (on an as-converted basis). The Preferred Stock is entitled to a 12% fixed, cumulative dividend paid quarterly if and when declared by the board of directors in cash or shares of Preferred Stock at the Company’s option. The Company paid all dividends on Preferred Stock in additional shares of Preferred Stock ("Preferred Dividends") and dividends on an as-converted basis when declared on Common Stock ("Participating Dividends").

On April 9, 2014, the Preferred Stock and accumulated Preferred Dividends converted into Common Stock. As of the conversion date, the Company had issued 452,630 shares of Preferred Stock, which included $146,630 of Participating Dividends to CD&R. The Preferred Dividends had a liquidation preference of $1 per share of Preferred Stock, equal to the issuance price.

12. EARNINGS PER SHARE

As described in Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'', the Company issued Common Stock and Preferred Stock on December 22, 2010. The Preferred Stock was entitled to Preferred Dividends and Participating Dividends. Each fiscal quarter, beginning with the quarter ended December 23, 2012, the Company declared and issued the Preferred Dividend in kind. On April 9, 2014, CD&R converted all of its Preferred Stock to Common Stock.
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For the year ended September 26, 2014 when the Preferred Stock was outstanding, the Company computed earnings (loss) per share using the two-class method, which is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. The Company's Preferred Stock had rights to Participating Dividends, requiring the Company to use the two-class method. However, as holders of Preferred Stock were not required to fund losses, no allocation of the loss available to common stockholders was made. For subsequent years, the Company is no longer required to use the two-class method as its capital structure contains Common Stock only.

Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common stock outstanding during the period, adjusted to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common been issued. The dilutive effect of stock options and restricted stock units are reflected in diluted net income (loss) per share by applying the treasury stock method for the year ended September 30, 2016. There are no other potentially dilutive instruments outstanding. For the years ended September 25, 2015 and September 26, 2014, as the Company settled all employee stock options in cash, the potential issuance of shares of common stock related to these options did not affect diluted shares.

	Fiscal Year Ended
(in thousands, except per share data)	September 30, 2016	September 25, 2015	September 26, 2014
Basic and Diluted Earnings (Loss) per Share Numerator:
Net income (loss)	$58,796	$(4,955)	$(73,948)
Convertible preferred stock and dividends	—	—	29,055
Net income (loss) attributable to common stockholders	$58,796	$(4,955)	$(103,003)

Basic and Diluted Earnings (Loss) per Share Denominator:
Weighted-average shares outstanding - Basic	62,486	62,527	50,998
Weighted-average shares outstanding - Diluted	62,820	62,527	50,998

Earnings (loss) Per Share Available to Common Stockholders
Basic	$0.94	$(0.08)	$(2.02)
Diluted	$0.94	$(0.08)	$(2.02)
13. STOCK INCENTIVE PLAN

On June 10, 2016, the Company's Board of Directors adopted the Atkore International Group Inc. 2016 Omnibus Incentive Plan ("Omnibus Incentive Plan") and terminated the Atkore International Group Inc. Stock Incentive Plan (the "Stock Incentive Plan") to future grants. The Stock Incentive Plan had been designed for stock purchases and grants of other equity awards, including non-qualified stock options, restricted stock and restricted stock units ("RSUs"), to officers and key employees. Awards previously granted under the Stock Incentive Plan were unaffected by the termination.

The Omnibus Incentive Plan provides for stock purchases and grants of other equity awards, including non-qualified stock options, stock purchase rights, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights ("SARs"), dividend equivalents and other stock-based awards to directors, offices, other employees and consultants. A maximum of 3.8 million shares of common stock is reserved for issuance under the Omnibus Incentive Plan. Stock options granted under the Omnibus Incentive Plan vest ratably over three years. Stock options granted under the Stock Incentive Plan vested ratably over five years. All options and rights have a ten year life.

During the fiscal year ended September 26, 2014, the Company’s Board of Directors modified the Stock Incentive Plan. The modification provided the Company discretion to net settle stock option awards in cash and triggered a change from equity accounting to liability accounting for all remaining outstanding options. The Company utilized equity valuations based on comparable publicly-traded companies, discounted free cash flows, an analysis of the Company's enterprise value and any other factors deemed relevant in estimating the fair value of the common stock. The fair values of outstanding options were remeasured each reporting period using the Black-Scholes model.

On June 9, 2016, the Company’s Registration Statement on Form S-1 relating to an IPO of our common stock was declared effective by the SEC and on June 15, 2016, we completed the IPO at a price to the public of $16.00 per share. On July 27, 2016, the Company's Board of Directors modified the Omnibus Incentive Plan and terminated the net settlement feature, requiring the stock option holders to exercise in an open market. The modification triggered a change from liability accounting to equity accounting for all remaining outstanding stock options and the Company reclassified $43,870 from non-current liabilities to additional-paid-in-capital. There were 63 employees affected by this modification. The Company marked the options to their fair value as of July 27, 2016 using the Black-scholes option pricing model resulting in $2.4 million of additional expense for vested options. In accordance with ASC Topic 718 "Compensation - Stock Compensation", stock compensation expense is recorded on a straight-line basis over the remaining vesting period based on the grant-date fair value of the option, determined using the Black-Scholes option pricing valuation model.
The assumptions used in the Black-Scholes option pricing model to value the options granted and modified were as follows:

Fiscal Year Ended
	September 30, 2016	September 25, 2015	September 26, 2014
Expected dividend yield	—%	—%	—%
Expected volatility	40%	35%	55%
Range of risk-free interest rates	0.74% - 1.27%	0.85% - 1.74%	1.23% - 2.09%
Range of expected option lives	2.09 - 6.37 years	2.51 - 6.35 years	3.42 - 6.34 years
Dividends are not paid on common stock. Expected volatility is based on historical volatilities of comparable companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. The expected life of options represents the weighted-average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and expected exercise patterns.
Stock option activity for the period September 27, 2013 to September 30, 2016 was as follows:

(share amounts in thousands)	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of September 27, 2013	6,462	$7.30		7.9
Granted	1,828	8.57		9.6
Exercised	(77)	7.30	$(140)	—
Forfeited	(540)	7.30		—
Outstanding as of September 26, 2014	7,673	7.59		8.3
Granted	290	9.04		9.5
Exercised	(500)	7.30	$(914)	—
Forfeited	(717)	7.30		—
Outstanding as of September 25, 2015	6,746	7.70		7.4
Granted	72	15.79		9.7
Exercised	(18)	7.95	$(43)	—
Forfeited	(136)	8.84		—
Outstanding as of September 30, 2016	6,664	7.77	$73,095	6.3
Vested as of September 30, 2016	4,260	7.53	$47,777	5.8
Shares expected to vest as of September 30, 2016	2,404
There were 6.7 million and 6.7 million options issued and outstanding under the Omnibus Incentive Plan and the Stock Incentive Plan as of September 30, 2016 and September 25, 2015, respectively. Compensation expense related to stock-based compensation plans was $21,127, $13,523 and $8,398 for the fiscal years ended September 30, 2016, September 25, 2015 and September 26, 2014, respectively. Compensation expense is included in selling, general and administrative expenses.

The number of options exercised during the fiscal year ended September 30, 2016, September 25, 2015 and September 26, 2014 were 18, 500 and 77, respectively. The amount of cash the Company paid to settle the options exercised during the fiscal year ended September 30, 2016, September 25, 2015 and September 26, 2014 was $43, $914 and $140, respectively.
As of September 30, 2016, there was $17,161 of total unrecognized compensation expense related to non-vested options granted. The compensation expense is expected to be recognized over a weighted-average period of approximately 2.1 years.
In April 2015, the Company issued 11 RSUs to certain non-employee members of its Board of Directors. The RSUs had a grant-date fair value of $9.12 upon issuance and were fully vested on the grant date. In December 2015, the Company issued 23 RSUs to the new non-employee member of its Board of Directors. The RSUs had a grant-date fair value of $13.14 upon issuance and were fully vested on the grant date.

14. FAIR VALUE MEASUREMENTS
Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities to be adjusted to fair value on a recurring basis are cash equivalents and assets held for sale.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis. The Company recognized impairment of certain property, plant and equipment and goodwill during the year ended September 25, 2015, requiring these assets to be recorded at their fair value. Various techniques and methods were used to value the Level 2 and Level 3 assets and liabilities.
The Company separately discloses the fair value of any debt-related obligations within Note 8, ''Debt''.
The Company valued certain property, plant and equipment and assets held for sale based upon the estimated sales price less costs to dispose as of September 30, 2016 and September 25, 2015. Selling price is estimated based on market transactions for similar assets. The significant unobservable input used in the fair value measurement of certain property, plant and equipment and assets held for sale is the estimated selling price. Changes in the estimated selling price would not have a significant impact on the estimated fair value.

As of September 25, 2015, our SCI goodwill was valued using a combination of three valuation approaches: (a) an income approach using a discounted cash flow analysis; (b) a market approach using a comparable company analysis; (c) a market approach using a transaction analysis. The implied fair value in Step 2 was $0, resulting in a $3,924 non-cash impairment. See Note 6, ''Goodwill and Intangible Assets''.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and September 25, 2015 in accordance with the fair value hierarchy:

	September 30, 2016			September 25, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$167,006	$—	$—	$54,032	$—	$—
The following table presents the assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2016 or September 25, 2015 in accordance with the fair value hierarchy:

	September 30, 2016			September 25, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Property, plant and equipment	$—	$—	$—	$—	$—	$5,500
Assets held for sale	—	—	6,680	—	—	3,313
Goodwill	—	—	—	—	—	—

15. RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

Severance — On August 6, 2015, the Company announced plans to exit its Fence and Sprinkler steel pipe and tube product lines ("Fence and Sprinkler") in order to realign its long-term strategic focus. The operations associated with these product lines were wound down during the first quarter of fiscal 2016. As a result, one of the Company’s facilities that manufactures these product lines, located in Philadelphia, Pennsylvania, closed during the first quarter of 2016. The Company’s Phoenix, AZ facility, which also supported these product lines, reduced manufacturing output as a result of this announcement. Management of and administrative services for these product lines resided in the Company’s Harvey, IL facility.

The Fence and Sprinkler exit resulted in headcount reductions in the Company’s Philadelphia, Phoenix and Harvey facilities. The Company recorded $630 and $3,681 of severance-related expenses for the fiscal year ended September 30, 2016 and September 25, 2015 related to the headcount reductions.

During fiscal 2014, the Company recorded involuntary employee termination benefits pursuant to a benefit arrangement. The Company recorded $999 of severance-related expense for the year ended September 26, 2014.

During fiscal 2013, the Company committed to close the Company’s Acroba S.A.S. ("Acroba") subsidiary’s facility in Reux, France as part of the Company’s continuing effort to realign its strategic focus. The Company recorded restructuring charges of $778 and $1,301 related to termination benefits during the fiscal years ended September 30, 2016 and September 26, 2014, respectively. The remaining severance payments of $841 are expected to be completed during fiscal 2017 and are included as a component of accrued expenses.

Other — During fiscal 2016, the Company recorded $2,066 of facility-related and other charges related to the closure of the Philadelphia, Pennsylvania facility. The Company also recorded impairment charges of $129 for the write-down of prepaid shop supplies during the fiscal year ended September 30, 2016 related to Fence and Sprinkler. During the fiscal year ended September 25, 2015, the Company recorded $19,495 of asset impairment charges related to property, plant and equipment and $4,518 for the write-down of prepaid shop supplies as a component of asset impairment charges and $664 of inventory write-down recorded as a component of cost of sales. The charges represent adjustments of the carrying values to current fair values.

The Company recorded an impairment charge of $553 for the year ended September 26, 2014 related to the closing of its facility in Reux, France. The facility was sold during fiscal 2015 at carrying value.

The rollforward of restructuring reserves included as a component of accrued expenses is as follows:

	Electrical Raceway		Mechanical Products & Solutions		Corporate
(in thousands)	Severance	Other	Severance	Other	Severance	Other	Total
Balance as of September 27, 2013	$—	$—	$1,971	$—	$—	$—	$1,971
Charges	—	—	1,301	—	999	—	2,300
Utilization	—	—	(2,236)	—	(406)	—	(2,642)
Reversals / exchange rate effects	—	—	(37)	—		—	(37)
Balance as of September 26, 2014	$—	$—	$999	$—	$593	$—	$1,592
Charges	—	200	3,680	846	1	62	4,789
Utilization	—	(200)	(907)	(102)	(577)	—	(1,786)
Reversals / exchange rate effects	—	—	(55)	(124)	(2)	(1)	(182)
Balance as of September 25, 2015	$—	$—	$3,717	$620	$15	$61	$4,413
Charges	28	—	1,468	2,583	—	199	4,278
Utilization	(28)	—	(4,157)	(2,542)	(11)	(260)	(6,998)
Reversals / exchange rate effects	—	—	(187)	(122)	(4)	—	(313)
Balance as of September 30, 2016	$—	$—	$841	$539	$—	$—	$1,380

The net restructuring charges included in selling, general and administrative expense were as follows:

	Fiscal Year Ended
(in thousands)	September 30, 2016	September 25, 2015	September 26, 2014
Total restructuring charges, net	3,967	4,766	2,263

16. COMMITMENTS AND CONTINGENCIES
The Company has obligations related to commitments to purchase certain goods. As of September 30, 2016, such obligations were $72,751 for fiscal 2017, $1,685 for fiscal 2018 and $1,175 thereafter. These amounts represent open purchase orders for materials used in production.
The Company leases certain facilities and equipment under operating leases. Total rental expense on all operating leases was $11,934, $11,721 and $12,659 in fiscal 2016, 2015, and 2014, respectively. At September 30, 2016, minimum future operating lease payments in excess of one year are presented in the table below as follows:

Minimum future operating lease payments:
2017	$8,659
2018	10,002
2019	6,873
2020	6,306
2021	5,368
2022 and thereafter	14,097
Total	$51,305
Legal Contingencies-The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd. ("Tyco"), including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company’s anti-microbial coated steel sprinkler pipe ("ABF"), which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride ("CPVC") and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which we refer to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company’s product liability reserve related to Special Products Claims matters were $3,273 and $2,783 as of September 30, 2016 and September 25, 2015, respectively. The Company separately reserves for other product liability matters that do not involve Special Products Claims. The Company’s other product liability reserves were $1,678 and $2,666 as of September 30, 2016 and September 25, 2015, respectively. The Company believes that the range of probable losses for Special Products Claims and other product liabilities is between $3,000 and $10,000.

On November 16, 2015, the Company was served with a Special Products Claim, Wind Condominium Association, Inc., et al. v. Allied Tube & Conduit Corporation, et al. (the "Wind Condominium Action"), a putative class action claim filed in the Southern District of Florida which defined a "National Class" and a "Florida Subclass" consisting of all condominium associations and building owners who had ABF and/or ABF II installed in combination with CPVC from January 1, 2003 through December 31, 2010 nationwide and in Florida, respectively. The plaintiffs sought to recover monetary damages for the replacement and repair of fire suppression systems and any damaged real property or personal property, as well as consequential and incidental damages. The Wind Condominium Action was dismissed voluntarily by plaintiffs on August 3, 2016. The named plaintiffs in the Wind Condominium Action are pursuing their claims individually or in state court. At this time, the Company does not expect the outcome of the Special Products Claims proceedings, or any other proceeding, either individually or in the aggregate, to have a material adverse effect on its business, financial condition, results of operations or cash flows, and the Company believes that its reserves are adequate for all claims, including for Special Products Claims contingencies. However, it is possible that additional reserves could be required in the future that could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. This additional loss or range of losses cannot be recorded at this time, as it is not reasonably estimable.
    In addition to the matters discussed above, from time to time, the Company is subject to a number of disputes, administrative proceedings and other claims arising out of the ordinary conduct of the Company’s business. These matters generally relate to disputes arising out of the use or installation of the Company’s products, product liability litigation, contract disputes, patent infringement accusations, employment matters and similar matters. On the basis of information currently available to the Company, it does not believe that existing proceedings and claims will have a material adverse effect on its business, financial condition, results of operations or cash flows. However, litigation is unpredictable, and the Company could incur judgments or enter into settlements for current or future claims that could adversely affect its business, financial condition, results of operations or cash flows. The Company also has legal liabilities related to non-product liability matters totaling $1,778 as of September 30, 2016.
17. GUARANTEES
The Company has outstanding letters of credit totaling $7,310 supporting workers’ compensation and general liability insurance policies, and $1,500 supporting foreign lines of credit. The Company also has outstanding letters of credit totaling $9,121 as collateral for four advance payments it has received pursuant to the sale of its minority ownership share in Abahsain-Cope Saudi Arabia Ltd. Pursuant to this matter, the Company received all four payments as of September 25, 2015. The bank guarantees will be canceled when the transfer of ownership is complete. As of September 30, 2016, the risk and title transfer was not complete. The Company also has surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $23,451 as of September 30, 2016.

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

18. ASSETS HELD FOR SALE

(in thousands)	September 30, 2016	September 25, 2015
Assets held for sale	$6,680	$3,313
During fiscal 2015, the Company exited a manufacturing facility located in Philadelphia, PA. The property, plant and equipment were written-down to fair value during the fiscal year ended September 25, 2015. During fiscal 2016, the Company actively marketed the land, building and machinery and equipment. The assets met all of the held for sale criteria in accordance with ASC 360 - Property, Plant and Equipment during fiscal 2016. Consequently, the Company classified $3,500 of land and building and $1,660 of machinery and equipment as assets held for sale on the Company's consolidated balance sheets. The Company subsequently sold all of the machinery and equipment at a loss of $10. In a separate transaction, the Company sold a parcel of the vacant land with a carrying value of $133 at a gain of $616. The remaining land and building are still classified as held for sale as of September 30, 2016 with a carrying value of $3,367.
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

19. SEGMENT INFORMATION
The Company has two operating segments, which are also its reportable segments. The Company’s operating segments are organized based upon primary market channels and, in most instances, the end use of products.
Through its Electrical Raceway segment, the Company manufactures products that deploy, isolate and protect a structure’s electrical circuitry from the original power source to the final outlet. These products, which include electrical conduit, armored cable, cable trays, mounting systems and fittings, are critical components of the electrical infrastructure for new construction and maintenance, repair and remodel ("MR&R") markets. The vast majority of the Company’s Electrical Raceway net sales are made to electrical distributors, who then serve electrical contractors and the Company considers both to be customers.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the sum of income (loss) from operations before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, gain on extinguishment of debt, interest expense, net, restructuring and impairments, net periodic pension benefit cost, stock-based compensation, legal settlements, ABF product liability impact, consulting fees, transaction costs and other items, such as lower of cost or market inventory adjustments, release of indemnified uncertain tax positions and the impact of foreign exchange gains or losses related to our divestiture in Brazil and the impact from the Fence and Sprinkler exit.

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

	Fiscal year ended
	September 30, 2016			September 25, 2015			September 26, 2014
(in thousands)	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA
Electrical Raceway	$986,407	$1,718	$174,588	$1,004,683	$896	$106,717	$967,105	$661	$86,273
Mechanical Products & Solutions	536,977	155	$88,551	724,485	277	$79,553	735,733	317	$59,941
Eliminations	—	(1,873)		—	(1,173)		—	(978)
Consolidated operations	$1,523,384	$—		$1,729,168	$—		$1,702,838	$—

	Capital Expenditures			Total Assets
(in thousands)	September 30, 2016	September 25, 2015	September 26, 2014	September 30, 2016	September 25, 2015	September 26, 2014
Electrical Raceway	$8,298	$12,210	$10,873	$533,732	$590,999	$591,098
Mechanical Products & Solutions	6,993	10,918	9,474	375,510	439,037	507,967
Unallocated	1,539	3,721	4,015	255,326	83,763	86,354
Consolidated operations	$16,830	$26,849	$24,362	$1,164,568	$1,113,799	$1,185,419

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income (loss) before income taxes:

	Fiscal Year Ended
(in thousands)	September 30, 2016	September 25, 2015	September 26, 2014
Operating segment Adjusted EBITDA
Electrical Raceway	$174,588	$106,717	$86,273
Mechanical Products & Solutions	88,551	79,553	59,941
Total	$263,139	$186,270	$146,214
Unallocated expenses (a)	(28,137)	(22,320)	(19,617)
Depreciation and amortization	(55,017)	(59,465)	(58,695)
Interest expense, net	(41,798)	(44,809)	(44,266)
Gain (loss) on extinguishment of debt	1,661	—	(43,667)
Restructuring & impairments	(4,096)	(32,703)	(46,687)
Net periodic pension benefit cost	(441)	(578)	(1,368)
Stock-based compensation	(21,127)	(13,523)	(8,398)
ABF product liability impact	(850)	216	(2,841)
Legal settlements	(1,382)	—	—
Consulting fees	(15,425)	(3,500)	(4,854)
Transaction costs	(7,832)	(6,039)	(5,049)
Other	(1,103)	(14,305)	(12,656)
Impact of Fence and Sprinkler exit	(811)	2,885	(5,003)
Income (loss) before income taxes	$86,781	$(7,871)	$(106,887)

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.

The Company's long-lived assets and net sales by geography were as follows:

	Long-lived assets			Net sales
(in thousands)	September 30, 2016	September 25, 2015	September 26, 2014	September 30, 2016	September 25, 2015	September 26, 2014
United States	$204,640	$232,566	$263,750	$1,395,750	$1,604,788	$1,570,788
Other Americas	175	132	194	40,573	42,136	43,323
Europe	1,295	1,036	1,417	40,246	38,621	38,422
Asia-Pacific	3,826	4,482	5,269	46,815	43,623	50,305
Total	$209,936	$238,216	$270,630	$1,523,384	$1,729,168	$1,702,838

The table below shows the amount of net sales from external customers for each of our product categories which accounted for 10 percent or more of our consolidated net sales in any of the last three fiscal years:

	Fiscal Year Ended
(in thousands)	September 30, 2016	September 25, 2015	September 26, 2014
Metal Electrical Conduit and Fittings	$331,187	$320,367	$300,594
Armored Cable and Fittings	318,279	332,153	341,912
PVC Electrical Conduit & Fittings	258,954	269,808	238,042
Mechanical Pipe	249,811	286,799	282,789
Metal Framing & Fittings	181,954	174,976	176,047
Other	175,383	166,472	170,766
Impact of Fence and Sprinkler	7,816	178,593	192,688
Net sales	$1,523,384	$1,729,168	$1,702,838

20. QUARTERLY OPERATING RESULTS (UNAUDITED)

The following tables presents unaudited selected quarterly financial data for the years ended September 30, 2016 and September 25, 2015. The operating results for any quarter are not necessarily indicative of the results of any future period.

	2016				2015
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Net sales	$358,375	$353,046	$395,724	$416,239	$426,401	$432,586	$432,367	$437,814
Gross profit	72,409	91,410	111,521	93,342	55,765	67,446	78,748	70,834
Net income (loss)	8,572	14,007	20,645	15,572	(2,762)	5,800	19,058	(27,051)

Net income (loss) per share
Basic (2)	$0.14	$0.22	$0.33	$0.25	$(0.04)	$0.09	$0.30	$(0.43)
Diluted (2)	0.14	0.22	0.33	0.24	(0.04)	0.09	0.30	(0.43)
(1) Includes asset impairment and restructuring charges related to our exit from Fence and Sprinkler and the closure of a Philadelphia, Pennsylvania manufacturing facility. See Note 15, "Restructuring Charges and Asset Impairments."

(2) The sum of the quarters may not equal the total of the respective year's earnings (loss) per share due to changes in the weighted average shares outstanding throughout the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our President and CEO, John P. Williamson, and our Vice President and CFO, James A. Mallak, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Williamson and Mallak have concluded that both the design and operation of our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control over Financial Reporting
No changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company’s management assessed, under the supervision and with the participation of our President and CEO, John P. Williamson, and our Vice President and CFO, James A. Mallak, the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of September 30, 2016, the Company’s internal control over financial reporting is effective based on those criteria.
This Annual Report does not include an attestation report of Atkore's independent registered public accounting firm, Deloitte and Touche LLP, due to an exemption established by rules of the SEC for non-accelerated filers. Deloitte & Touche LLP did not perform an evaluation of Atkore's internal control over financial reporting (“ICFR”) as of September 30, 2016 in accordance with the provisions of the Sarbanes-Oxley Act of 2002. Newly public companies do not satisfy the SEC’s definitions of “accelerated filer” or “large accelerated filer” for purposes of their first annual report following their IPO, and therefore are not required to include an auditor’s attestation report on ICFR under Item 308(b) of Regulation S-K in that first annual report.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2017 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11. Executive Compensation

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2017 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2017 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2017 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2017 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a).         Financial Statements, Schedules and Exhibits.
1.           Financial Statements

Report of Independent Registered Public Accounting Firm contained in Item 8 of this Annual Report on Form 10-K.	55
Consolidated Statements Of Operations for the years ended September 30, 2016, September 25, 2015, and September 26, 2014 contained in Item 8 of this Annual Report on Form 10-K.	56
Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2016, September 25, 2015, and September 26, 2014 contained in Item 8 of this Annual Report on Form 10-K.	57
Consolidated Balance Sheets for the years ended September 30, 2016, and September 25, 2015 contained in Item 8 of this Annual Report on Form 10-K.	58
Consolidated Statements of Cash Flows for the years ended September 30, 2016, September 25, 2015, and September 26, 2014 contained in Item 8 of this Annual Report on Form 10-K.	59
Consolidated Statements of Shareholders' Equity for the three year period ended September 30, 2016 contained in Item 8 of this Annual Report on Form 10-K.	61
Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.	62
2.           Financial Statements Schedules
The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I-Atkore International Group Inc. (Parent) Condensed Financial Information	97
Schedule II-Valuation and Qualifying Accounts	101

3. Exhibits	102
The exhibits filed with this report are listed on the Exhibit Index. Entries marked by the symbol † next to the exhibit’s number identify management compensatory plans, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date: November 29, 2016	By:	/s/ James A. Mallak
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 29, 2016	By:	/s/ Philip W. Knisely
		Name:	Philip W. Knisely
		Title:	Director and Chairman of the Board

Date: November 29, 2016	By:	/s/ John P. Williamson
		Name:	John P. Williamson
		Title:	President and Chief Executive Officer, Director (Principal Executive Officer)

Date: November 29, 2016	By:	/s/ James A. Mallak
		Name:	James A. Mallak
		Title:	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 29, 2016	By:	/s/ James G. Berges
		Name:	James G. Berges
		Title:	Director

Date: November 29, 2016	By:	/s/ Jeri L. Isbell
		Name:	Jeri L. Isbell
		Title:	Director

Date: November 29, 2016	By:	/s/ Scott H. Muse
		Name:	Scott H. Muse
		Title:	Director

Date: November 29, 2016	By:	/s/ Nathan K. Sleeper
		Name:	Nathan K. Sleeper
		Title:	Director

Date: November 29, 2016	By:	/s/ William VanArsdale
		Name:	William VanArsdale
		Title:	Director

Date: November 29, 2016	By:	/s/ A. Mark Zeffiro
		Name:	A. Mark Zeffiro
		Title:	Director

Date: November 29, 2016	By:	/s/ Jonathan L. Zrebiec
		Name:	Jonathan L. Zrebiec
		Title:	Director

SCHEDULE I
ATKORE INTERNATIONAL GROUP INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2016	September 25, 2015
Assets
Investment in subsidiary	$257,246	$156,277
Total Assets	257,246	156,277
Liabilities and Equity
Total Liabilities	$—	$—
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 62,458,367 and 62,453,437 shares issued and outstanding, respectively	$626	$626
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively	(2,580)	(2,580)
Additional paid-in capital	398,292	352,505
Accumulated deficit	(113,142)	(173,241)
Accumulated other comprehensive loss	(25,950)	(21,033)
Total Equity	257,246	156,277
Total Liabilities and Equity	$257,246	$156,277

See Notes to Financial Statements

SCHEDULE I
ATKORE INTERNATIONAL GROUP INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands)	September 30, 2016	September 25, 2015	September 26, 2014
Equity in net income (loss) of subsidiary	$58,796	$(4,955)	$(73,948)
Net income (loss)	58,796	(4,955)	(73,948)
Other comprehensive loss of subsidiary, net of tax	(4,917)	(14,403)	(4,232)
Comprehensive income (loss)	$53,879	$(19,358)	$(78,180)
See Notes to Financial Statements

SCHEDULE I
ATKORE INTERNATIONAL GROUP INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	September 30, 2016	September 25, 2015	September 26, 2014
Cash Flows from Operating Activities:
Net cash provided by operating activities	$—	$—	$—

Cash Flows from Investing Activities:
Distribution received from subsidiary	—	882	252,765
Distribution paid to subsidiary	(52)	(49)	(674)
Net cash provided by (used in) investing activities	(52)	833	252,091

Cash Flows from Financing Activities:
Issuance of common shares	52	49	674
Repurchase of common shares	—	(882)	(252,765)
Net cash (used in) provided by financing activities	52	(833)	(252,091)

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—
See Notes to Financial Statements

SCHEDULE I
ATKORE INTERNATIONAL GROUP INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(dollars in thousands)
1. Description of Atkore International Group Inc.
Atkore International Group Inc. (the "Company," "Parent" or "Atkore") was incorporated in the State of Delaware on November 4, 2010. The Company is the stockholder of Atkore International Holdings Inc. ("AIH"), which is the sole stockholder of Atkore International, Inc. ("AII"). Prior to the transactions described below, all of the capital stock of AII was owned by Tyco International Ltd. ("Tyco"). The business of AII was operated as the Tyco Electrical and Metal Products ("TEMP") business of Tyco. Atkore was initially formed by Tyco as a holding company to hold ownership of TEMP.
On November 9, 2010, Tyco announced that it had entered into an agreement to sell a majority interest in TEMP to CD&R Allied Holdings, L.P. (the "CD&R Investor), an affiliate of the private equity firm Clayton Dubilier & Rice, LLC ("CD&R"). On December 22, 2010, the transaction was completed and CD&R acquired shares of a newly created class of cumulative convertible preferred stock (the "Preferred Stock") of the Company. The Preferred Stock initially represented 51% of the Company’s outstanding capital stock (on an as-converted basis). On December 22, 2010, the Company also issued common stock (the "Common Stock") to Tyco’s wholly owned subsidiary, Tyco International Holding S.à.r.l. ("Tyco Seller"), that initially represented the remaining 49% of the Company’s outstanding capital stock. Subsequent to December 22, 2010, the Company has operated as an independent, stand-alone entity.
On March 6, 2014, the Company entered into a non-binding letter of intent (the "Letter of Intent") with Tyco for the acquisition (the "Acquisition") of 40.3 million shares of Common Stock held by Tyco Seller. On April 9, 2014, the Company paid $250,000 to Tyco Seller to redeem the shares, which were subsequently retired. The Company paid $2,000 of expenses related to the share redemption.
In a separate transaction on the same date, the CD&R Investor converted its Preferred Stock and accumulated Preferred Dividends into Common Stock. As of September 26, 2014, Common Stock is the Company’s sole issued and outstanding class of securities.
The Parent has no significant operations or assets other than its indirect ownership of the equity of AII. Accordingly, the Parent is dependent upon distributions from AII to fund its obligations. However, under the terms of the agreements governing AII’s borrowings, AII’s ability to pay dividends or lend to Atkore Holding or the Parent, is restricted. While certain exceptions to the paying dividends or lending funds restrictions exist, these restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of the Company’s subsidiaries exceeding 25% of the consolidated net assets of the Company and its subsidiaries. Atkore Holding has no obligations to pay dividends to the Parent except to pay specified amounts to Parent in order to fund the payment of the Parent’s tax obligations.
2. Basis of Presentation
The accompanying condensed Parent only financial statements are required in accordance with Rule 4-08(e)(3) of Regulation S-X. The financial statements include the amounts of the Parent and its investment in its subsidiaries under the equity method, and does not present the financial statements of the Parent and its subsidiaries on a consolidated basis. Under the equity method, investment in its subsidiaries is stated at cost plus contributions and equity in undistributed income (loss) of subsidiary less distributions received since the date of acquisition. These condensed Parent only financial statements should be read in conjunction with the Atkore International Group Inc. consolidated financial statements and their accompanying notes.
3. Dividends and Distributions from Subsidiaries
The Company received distributions of $0, $882, and $252,765 from its subsidiaries for the years ended September 30, 2016, September 25, 2015 and September 26, 2014, respectively. The distributions received were used to repurchase shares of the Company’s Common Stock. These dividends were permissible under an exception to the net asset restrictions of the agreements governing AII’s borrowings, which allow for dividend payments from AII to AIH or the Parent for the purpose of repurchasing shares of Parent’s Common Stock.
4. Common Stock Split
On May 27, 2016, the Company filed a Certificate of Amendment to amend and restate the Company’s Certificate of Incorporation in the State of Delaware, effecting a 1.37-for-1 common stock split. All applicable share data, per share amounts and related information in the consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the 1.37-for-1 common stock split.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additions Charged to Income	Write offs and Other	Balance at End of Year
Accounts Receivable Allowance for Doubtful Accounts:
For the fiscal year ended:
2016	$(1,173)	(426)	593	$(1,006)
2015	$(1,986)	560	253	$(1,173)
2014	$(3,184)	616	582	$(1,986)

Deferred Tax Valuation Allowance:
For the fiscal year ended:
2016	$(7,532)	(2,604)	1,478	$(8,658)
2015	$(7,708)	(1,107)	1,283	$(7,532)
2014	$(8,346)	(548)	1,186	$(7,708)

Exhibit Index

Exhibit Number	Exhibit Description
2.1
Investment Agreement, dated as of November 9, 2010, by and among CD&R Allied Holdings, L.P., Tyco International Ltd., Tyco International Holding S.à.r.l. and Atkore International Group Inc., incorporated by reference to Exhibit 2.1 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

2.2
Share Purchase Agreement, dated as of August 26, 2013, by and among Atkore International Indústria e Comércio de Aço e Materiais Elétricos Ltda., Panatlântica S.A., Allied Switzerland GmbH and Atkore International Inc., incorporated by reference to Exhibit 2.1 to AIH’s Current Report on Form 8-K filed on September 27, 2013.

2.2.1
First Amendment, dated September 23, 2013, to Share Purchase Agreement, dated as of August 26, 2013, by and among Atkore International Indústria e Comércio de Aço e Materiais Elétricos Ltda., Panatlântica S.A., Allied Switzerland GmbH and Atkore International Inc., incorporated by reference to Exhibit 2.2 to AIH’s Current Report on Form 8-K filed on September 27, 2013.

2.3
Asset Purchase Agreement, dated September 13, 2013, by and among Heritage Plastics, Inc., Heritage Plastics Central, Inc., Heritage Plastics West, Inc., each shareholder of the foregoing companies and Atkore Plastic Pipe Corporation, incorporated by reference to Exhibit 2.1 to AIH’s Current Report on Form 8-K filed on September 18, 2013.

2.4
Asset Purchase Agreement, dated September 13, 2013, by and among Liberty Plastics, LLC, each member of Liberty Plastics, LLC and Atkore Plastic Pipe Corporation, incorporated by reference to Exhibit 2.2 to the AIH’s Current Report on Form 8-K filed on September 18, 2013.

2.5
Stock Redemption Agreement, dated as of April 9, 2014, by and among Tyco International Holding S.à.r.l., Atkore International Group Inc. and CD&R Allied Holdings, L.P., incorporated by reference to Exhibit 2.7 to Atkore International Group Inc.’s Form S-1 filed on April 15, 2016.

3.1
Second Amended and Restated Certificate of Incorporation of Atkore International Group Inc., incorporated by reference to Exhibit 3.1 to Atkore International Group Inc.’s Registration Statement on Form S-8 filed on June 15, 2016.

3.2
Second Amended and Restated By-Laws of Atkore International Group Inc., incorporated by reference to Exhibit 3.2 to Atkore International Group Inc.’s Registration Statement on Form S-8 filed on June 15, 2016.

4.1
Form of Common Stock Certificate of Atkore International Group Inc., incorporated by reference to Exhibit 4.1 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.1
Credit Agreement, dated as of December 22, 2010, among Atkore International, Inc., the subsidiary borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto, UBS AG, Stamford Branch, as an issuing lender, as administrative agent for the lenders thereunder and as collateral agent for the Secured Parties and the Issuing Lenders, Deutsche Bank AG New York Branch, as co-collateral agent and UBS Loan Finance LLC, as swingline lender, incorporated by reference to Exhibit 10.6 to AIH’s Registration Statement on Form S-4 filed on August 12, 2011.

10.1.1
First Amendment to Credit Agreement, dated as of February 3, 2011, among Atkore International, Inc., the subsidiary borrowers, the several banks and other financial institutions from time to time parties thereto, UBS AG, Stamford Branch, as an issuing lender, as administrative agent for the lenders and as collateral agent for the secured parties, DeutscheBank AG New York Branch, as co-collateral agent, and UBS Loan Finance LLC, as Swingline Lender, incorporated by reference to Exhibit 10.1.1 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.1.2
Second Amendment to Credit Agreement and First Amendment to and Reaffirmation of Guarantee and Collateral Agreement, dated as of October 23, 2013, among Atkore International, Inc., the subsidiary borrowers, the several banks and other financial institutions from time to time parties thereto, UBS AG, Stamford Branch, as an issuing lender, as administrative agent for the Lenders and as collateral agent for the secured parties, DeutscheBank AG New York Branch, as co-collateral agent, and UBS Loan Finance LLC, as Swingline Lender, incorporated by reference to Exhibit 10.1.2 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.1.3
Third Amendment to Credit Agreement, dated as of April 9, 2014, among Atkore International, Inc., the Persons party thereto and identified on the signature pages as a guarantor, the several banks and other financial institutions from time to time parties thereto, UBS AG, Stamford Branch, as an issuing lender, as administrative agent for the Lenders and as collateral agent for the secured parties, and Deutsche Bank AG New York Branch, as co-collateral agent, incorporated by reference to Exhibit 10.1.3 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.1.4
Additional Lender Joinder Agreement, dated as of December 17, 2014, by and among PNC Bank, National Association, The Huntington National Bank, Citizens Bank, National Association and JPMorgan Chase Bank, N.A., Atkore International, Inc., the subsidiary borrowers from time to time party to the Credit Agreement and UBS AG, Stamford Branch, as administrative agent, incorporated by reference to Exhibit 10.1.4 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.1.5
Fourth Amendment to Credit Agreement, dated as of November 12, 2015, among Atkore International, Inc., the several banks and other financial institutions from time to time parties thereto, UBS AG, Stamford Branch, as an issuing lender, as administrative agent for the lenders and as collateral agent for the secured parties, and Deutsche Bank AG New York Branch, as co-collateral agent, incorporated by reference to Exhibit 10.1.5 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.2
First Lien Credit Agreement, dated as of April 9, 2014, among Atkore International, Inc., the several banks and other financial institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as administrative agent for the lenders thereunder and as collateral agent for the secured parties, incorporated by reference to Exhibit 10.2 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.2.1
Amendment No. 1 to First Lien Credit Agreement, dated as of October 14, 2015, among Atkore International, Inc. and Deutsche Bank AG New York Branch, as administrative agent, incorporated by reference to Exhibit 10.2.1 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.3
Second Lien Credit Agreement, dated as of April 9, 2014, among Atkore International, Inc., the several banks and other financial institutions from time to time party thereto, and Deutsche Bank AG New York Branch, as administrative agent for the lenders thereunder and as collateral agent for the secured parties, incorporated by reference to Exhibit 10.3 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.3.1
Amendment No. 1 to Second Lien Credit Agreement, dated as of October 14, 2015, among Atkore International, Inc. and Deutsche Bank AG New York Branch, as administrative agent, incorporated by reference to Exhibit 10.3.1 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.4
Guarantee and Collateral Agreement, dated as of December 22, 2010 made by Atkore International Holdings Inc., Atkore International, Inc. and certain subsidiary borrowers, in favor of UBS AG, Stamford Branch, as collateral agent and administrative agent for the banks and other financial institutions from time to time parties to the Credit Agreement, incorporated by reference to Exhibit 10.7 to AIH’s Registration Statement on Form S-4 filed on August 12, 2011.

10.5
First Lien Guarantee and Collateral Agreement, dated as of April 9, 2014, made by Atkore International Holdings Inc., Atkore International, Inc., and certain subsidiaries of Atkore International, Inc. from time to time party thereto, in favor of Deutsche Bank AG New York Branch, as collateral agent and administrative agent for the banks and other financial institutions from time to time parties to the First Lien Credit Agreement, incorporated by reference to Exhibit 10.5 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.6
Second Lien Guarantee and Collateral Agreement, dated as of April 9, 2014, made by Atkore International Holdings Inc., Atkore International, Inc., and certain subsidiaries of Atkore International, Inc. from time to time party thereto, in favor of Deutsche Bank AG New York Branch, as collateral agent and administrative agent for the banks and other financial institutions from time to time parties to the Second Lien Credit Agreement, incorporated by reference to Exhibit 10.6 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.7
Intercreditor Agreement, dated as of December 22, 2010, between UBS AG, Stamford Branch, in its capacity as collateral agent for the ABL Credit Agreement lenders and Wilmington Trust FSB, in its capacity as collateral agent for the Noteholder Secured Parties, incorporated by reference to Exhibit 10.9 to AIH’s Registration Statement on Form S-4 filed on August 12, 2011.

10.7.1
First Amendment and Waiver, dated as of April 9, 2014, to the Intercreditor Agreement, dated as of December 22, 2010, among UBS AG, Stamford Branch, in its capacity as ABL Agent and Deutsche Bank AG New York Branch, in its capacity as Note Agent, incorporated by reference to Exhibit 10.7.1 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.8
Intercreditor Agreement, as of April 9, 2014, by and between Deutsche Bank AG New York Branch, in its capacity as collateral agent for the Original First Lien Secured Parties referred to therein, and Deutsche Bank AG New York Branch, in its capacity as collateral agent for the Original Second Lien Secured Parties referred to therein, incorporated by reference to Exhibit 10.8 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.9†
Employment Agreement, dated as of May 23, 2011, by and between John Williamson, Atkore International, Inc. and Atkore International Group Inc., incorporated by reference to Exhibit 10.12 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.10†
Offer Letter, dated December 7, 2011, by and between Atkore International, Inc. and Kevin P. Fitzpatrick, incorporated by reference to Exhibit 10.22 to AIH’s Annual Report on Form 10-K for the year ended September 28, 2012.

10.11†
Offer Letter, dated as of February 17, 2012, by and between Atkore International, Inc. and James A. Mallak, incorporated by reference to Exhibit 10.1 to AIH’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.

10.12†
Offer Letter, dated as of July 15, 2013, by and between Atkore International, Inc. and William E. Waltz, incorporated by reference to Exhibit 10.12 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.13†
Offer Letter, dated as of April 22, 2014, by and between Atkore International, Inc. and Michael J. Schulte, incorporated by reference to Exhibit 10.13 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.14†
Severance Agreement, dated November 17, 2014, by and between Atkore International, Inc. and Kevin P. Fitzpatrick, incorporated by reference to Exhibit 10.15 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.15†
Severance Agreement, dated November 17, 2014, by and between Atkore International, Inc. and James A. Mallak, incorporated by reference to Exhibit 10.16 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.16†
Severance Agreement, dated July 15, 2015, by and between Atkore International, Inc. and William E. Waltz, incorporated by reference to Exhibit 10.17 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.17
Separation Agreement, effective April 17, 2015, by and between Atkore International, Inc. and William Taylor, incorporated by reference to Exhibit 10.18 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.18†	Severance Policy, dated May 9, 2012, incorporated by reference to Exhibit 10.21 to AIH’s Annual Report on Form 10-K for the year ended September 23, 2012.

10.19†	Atkore International Group Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.15 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.20†	Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.16 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.21†	Form of Employee Stock Subscription Agreement (Purchased Shares), incorporated by reference to Exhibit 10.17 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.22†	2015 Annual Incentive Plan terms, incorporated by reference to Exhibit 10.23 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.23.1†	Form of Award Letter under 2015 Annual Incentive Plan, incorporated by reference to Exhibit 10.24.1 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.23.2†
Form of Award Letter under 2015 Annual Incentive Plan (Business Unit President), incorporated by reference to Exhibit 10.24.2 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.24†	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.25 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.24.1†	Schedule of Signatories to a Director Indemnification Agreement.

10.25†	Atkore International Group Inc. Annual Incentive Plan, incorporated by reference to Exhibit 10.26 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.26†	Atkore International Group Inc. 2016 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.27 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 31, 2016.

10.27.1†
Form of Employee Stock Option Agreement under the 2016 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.28.1 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.27.2†
Form of Employee Restricted Stock Agreement under the 2016 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.28.2 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.28†
Atkore International Group Inc. Non-Employee Director Compensation Program, incorporated by reference to Exhibit 10.29 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.29†
Form of Director Restricted Stock Unit Agreement under the 2016 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.30 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.30
Indemnification Agreement, dated as of December 22, 2010 among Atkore International Group Inc., Atkore International Holdings Inc., Atkore International Inc., CD&R Allied Holdings, L.P., Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P., CD&R Allied Advisor Co-Investor, L.P., Clayton, Dubilier & Rice, Inc. and Clayton, Dubilier & Rice, LLC, incorporated by reference to Exhibit 10.4 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.31
Indemnification Agreement, dated as of December 22, 2010 among Atkore International Group Inc., Atkore International Holdings Inc., Atkore International Inc., Tyco International Ltd., Tyco International Holding S.à.r.l. and Tyco International Management Company, LLC, incorporated by reference to Exhibit 10.5 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.31.1
Consulting Agreement, dated December 22, 2010 by and between Atkore International Group Inc., Atkore International Holdings Inc., Atkore International Inc. and Clayton, Dubilier & Rice, LLC, incorporated by reference to Exhibit 10.2 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.31.2
Side Letter, dated as of June 26, 2014, by and among Atkore International Group Inc., Atkore International Holdings Inc., Atkore International, Inc. and Clayton, Dubilier & Rice, LLC, incorporated by reference to Exhibit 10.32.2 to Atkore International Group’s Reigstration Statement on Form S-1 filed on April 15, 2016.

10.32
Stockholders Agreement, dated as of June 10, 2016, by and among Atkore International Group Inc. and CD&R Allied Holdings, L.P., incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q filed on August 2, 2016.

10.33
Registration Rights Agreement, dated as of June 9, 2016, by and among Atkore International Group Inc. and CD&R Allied Holdings, L.P., incorporated by reference to Exhibit 10.2 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q filed on August 2, 2016.

10.34
Consulting Agreement Termination Letter Agreement, dated June 9, 2016, by and among Atkore International Group Inc., Atkore International Holdings Inc., Atkore International, Inc. and Clayton, Dubilier & Rice, LLC, incorporated by reference to Exhibit 10.3 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q filed on August 2, 2016.

21.1*	List of Subsidiaries of Atkore International Group Inc. as of September 30, 2016.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer of Atkore International Group Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Atkore International Group Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer of Atkore International Group Inc. pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Chief Financial Officer of Atkore International Group Inc. pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Extension Presentation Linkbase
* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.