Form 10-Q
period 2016-12-30
Atkore International Group Inc.
filed 2017-02-07
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2016
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
708-339-1610
(Registrant's telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of January 31, 2017, there were 63,121,455 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(in thousands, except per share data)	December 30, 2016	December 25, 2015
Net sales	$337,591	$358,375
Cost of sales	245,586	285,966
Gross profit	92,005	72,409
Selling, general and administrative	43,892	43,841
Intangible asset amortization	5,589	5,517
Operating income	42,524	23,051
Interest expense, net	9,830	9,881
Loss on extinguishment of debt	9,805	—
Income before income taxes	22,889	13,170
Income tax expense	5,507	4,598
Net income	$17,382	$8,572

Weighted-Average Common Shares Outstanding
Basic	62,642	62,466
Diluted	65,920	62,466
Net income per share
Basic	$0.28	$0.14
Diluted	$0.26	$0.14
See Notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(in thousands)	December 30, 2016	December 25, 2015
Net income	$17,382	$8,572
Other comprehensive income:
Change in foreign currency translation adjustment	(1,900)	35
Change in unrecognized loss related to pension benefit plans (See Note 8)	326	180
Total other comprehensive income (loss)	(1,574)	215
Comprehensive income	$15,808	$8,787
See Notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	December 30, 2016	September 30, 2016
Assets
Current Assets:
Cash and cash equivalents	$87,973	$200,279
Accounts receivable, less allowance for doubtful accounts of $958 and $1,006, respectively	158,952	192,090
Inventories, net (see Note 2)	178,836	161,465
Assets held for sale (see Note 14)	3,313	6,680
Prepaid expenses and other current assets	18,818	22,407
Total current assets	447,892	582,921
Property, plant and equipment, net (see Note 3)	198,062	202,692
Intangible assets, net (see Note 4)	249,349	254,937
Goodwill (see Note 4)	115,829	115,829
Deferred income taxes	944	945
Non-trade receivables	7,160	7,244
Total Assets	$1,019,236	$1,164,568
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt (see Note 6)	$4,228	$1,267
Accounts payable	102,315	114,118
Income tax payable	4,410	2,326
Accrued and other current liabilities (see Note 5)	66,175	87,111
Total current liabilities	177,128	204,822
Long-term debt (see Note 6)	489,519	629,046
Deferred income taxes	12,475	12,834
Other long-term tax liabilities	6,838	6,838
Pension liabilities	34,935	35,172
Other long-term liabilities	17,886	18,610
Total Liabilities	738,781	907,322
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 63,088,752 and 62,458,367 shares issued and outstanding, respectively	632	626
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively	(2,580)	(2,580)
Additional paid-in capital	405,687	398,292
Accumulated deficit	(95,760)	(113,142)
Accumulated other comprehensive loss	(27,524)	(25,950)
Total Equity	280,455	257,246
Total Liabilities and Equity	$1,019,236	$1,164,568
See Notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
(in thousands)	December 30, 2016	December 25, 2015
Operating activities:
Net income	$17,382	$8,572
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of fixed assets and assets held for sale	433	7
Depreciation and amortization	13,628	13,493
Amortization of debt issuance costs and original issue discount	723	909
Deferred income taxes	(357)	4,549
Loss on extinguishment of debt	9,805	—
Provision (credit) for losses on accounts receivable and inventory	675	(343)
Stock-based compensation expense	2,720	2,045
Other adjustments to net income	—	(648)
Changes in operating assets and liabilities	(12,840)	23,361
Net cash provided by operating activities	32,169	51,945
Investing activities:
Capital expenditures	(3,964)	(4,663)
Proceeds from sale of properties and equipment	34	14
Proceeds from sale of other assets	—	458
Proceeds from sale of assets held for sale	3,024	—
Other, net	(20)	—
Net cash used for investing activities	(926)	(4,191)
Financing activities:
Repayments of short-term debt	(4,200)	(315)
Repayments of long-term debt	(637,350)	(1,050)
Issuance of long-term debt	498,750	—
Payment for debt financing costs and fees	(4,294)	—
Issuance of common shares	4,680	26
Other, net	—	(1)
Net cash used for financing activities	(142,414)	(1,340)
Effects of foreign exchange rate changes on cash and cash equivalents	(1,135)	198
(Decrease) increase in cash and cash equivalents	(112,306)	46,612
Cash and cash equivalents at beginning of period	200,279	80,598
Cash and cash equivalents at end of period	$87,973	$127,210
Supplementary Cash Flow information
Capital expenditures, not yet paid	$173	$52
See Notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Ownership Structure - Atkore International Group Inc. (the "Company" or "Atkore") was incorporated in the State of Delaware on November 4, 2010. Atkore is the sole stockholder of Atkore International Holdings Inc. ("AIH"), which in turn is the sole stockholder of Atkore International, Inc. ("AII").

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These unaudited condensed consolidated financial statements have been prepared in accordance with the Company's accounting policies and on the same basis as those financial statements included in the Company's latest Annual Report on Form 10-K for the year ended September 30, 2016 filed with the U.S. Securities and Exchange Commission (the "SEC") on November 29, 2016, and should be read in conjunction with those consolidated financial statements and the notes thereto. Certain information and disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The unaudited condensed consolidated financial statements include the assets and liabilities used in operating the Company's business. All intercompany balances and transactions have been eliminated in consolidation. The results of companies acquired or disposed of are included in the unaudited condensed consolidated financial statements from the effective date of acquisition or up to the date of disposal.

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

Description of Business - The Company is a leading manufacturer of Electrical Raceway products primarily for the non-residential construction and renovation markets and MP&S ("MP&S") for the construction and industrial markets. Electrical Raceway products form the critical infrastructure that enables the deployment, isolation and protection of a structure's electrical circuitry from the original power source to the final outlet. MP&S frame, support and secure component parts in a broad range of structures, equipment and systems in electrical, industrial and construction applications.

Fiscal Periods - The Company has a fiscal year that ends on September 30. It is the Company's practice to establish quarterly closings using a 4-5-4 calendar. The Company's fiscal quarters end on the last Friday in December, March and June.

Use of Estimates - The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclose contingent assets and liabilities at the date of the condensed consolidated financial statements and report the associated amounts of revenues and expenses. Actual results could differ materially from these estimates.

Fair Value Measurements - Authoritative guidance for fair value measurements establishes a three-level hierarchy that ranks the quality and reliability of information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument's level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are summarized as follows:

Level 1 - inputs are based upon quoted prices (unadjusted) in active markets for identical assets or liabilities which are accessible as of the measurement date.

Level 2 - inputs are based upon quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations for the asset or liability that are derived principally from or corroborated by market data for which the primary inputs are observable, including forward interest rates, yield curves, credit risk and exchange rates.

Level 3 - inputs for the valuations are unobservable and are based on management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques such as option pricing models and discounted cash flow models.

Recent Accounting Pronouncements - On January 26, 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which allows an entity to perform its goodwill impairment test by comparing the fair value of a reporting segment with its carrying amount. If the carrying amount exceeds the fair value, the Company would recognize an impairment charge not to exceed the total amount of goodwill allocated to that reporting segment. The effective date for public entities will be annual periods beginning after December 15, 2019, the Company's fiscal 2021. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance and its impact on the financial statements.

On November 17, 2016, the FASB issued ASU 2016-18, "Restricted cash," which provides additional guidance and clarification to the classification and presentation of restricted cash in ASC 230 - Statement of Cash Flows. The effective date for public entities will be annual periods beginning after December 15, 2017, the Company's fiscal 2019. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance and its impact on the cash flows. We do not believe this update will have a material impact on the financial statements.

2. INVENTORIES, NET

The Company records inventory at the lower of cost (primarily last in, first out, or "LIFO") or market for a majority of the Company. Approximately 82% and 87% of the Company's inventories are valued at the lower of LIFO cost or market at December 30, 2016 and September 30, 2016, respectively. Interim LIFO determinations, including those at December 30, 2016, are based on management's estimates of future inventory levels and costs for the remainder of the current fiscal year.

As of December 30, 2016 and September 30, 2016, the excess and obsolete inventory reserve was $8,050 and $8,447, respectively.

3. PROPERTY, PLANT AND EQUIPMENT

As of December 30, 2016 and September 30, 2016, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	December 30, 2016	September 30, 2016
Land	$13,294	$12,804
Buildings and related improvements	103,322	103,256
Machinery and equipment	244,532	245,011
Leasehold improvements	6,217	6,498
Construction in progress	5,272	6,148
Property, plant and equipment	372,637	373,717
Accumulated depreciation	(174,575)	(171,025)
Property, plant and equipment, net	$198,062	$202,692

Depreciation expense for the three months ended December 30, 2016 and December 25, 2015 totaled $8,039 and $7,976, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill - There were no changes in the carrying amount of goodwill during the three months ended December 30, 2016.

	Operating Segment
(in thousands)	Electrical Raceway	Mechanical Products & Solutions	Total
Balance at December 30, 2016
Goodwill	$80,564	$82,189	$162,753
Accumulated impairment losses	(3,924)	(43,000)	(46,924)
	$76,640	$39,189	$115,829

The Company assesses the recoverability of goodwill on an annual basis in accordance with Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other." The measurement date is the first day of the fourth fiscal quarter, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying value. During the three months ended December 30, 2016 there were no such events or circumstances in accordance with ASC 350; therefore, the Company did not perform a test to assess the recoverability of goodwill.

Intangible assets - The Company also assesses the recoverability of its indefinite-lived trade names on an annual basis or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying value, in accordance with ASC 350. The Company uses the relief from royalty method, an income approach method, to quantify the fair value of its trade names. The measurement date is the first day of the fourth fiscal quarter, or more frequently, if if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying value. During the three months ended December 30, 2016 there were no such events or circumstances in accordance with ASC 350; therefore, the Company did not perform a test to assess the recoverability of indefinite-lived intangible assets.

The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets:

		December 30, 2016			September 30, 2016
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer Relationships	12	$249,245	$(102,668)	$146,577	$249,245	$(97,484)	$151,761
Other	7	16,943	(8,051)	8,892	16,943	(7,647)	9,296
Total		266,188	(110,719)	155,469	266,188	(105,131)	161,057
Indefinite-lived intangible assets:
Trade names		93,880	—	93,880	93,880	—	93,880
Total		$360,068	$(110,719)	$249,349	$360,068	$(105,131)	$254,937

Amortization expense for the three months ended December 30, 2016 and December 25, 2015 was $5,589 and $5,517, respectively. Expected amortization expense for intangible assets for the remainder of 2017 and over the next five years and thereafter is as follows:

Remaining 2017	$16,228
2018	21,399
2019	21,235
2020	21,256
2021	20,558
2022	19,746
Thereafter	35,047

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

5. ACCRUED AND OTHER CURRENT LIABILITIES

As of December 30, 2016 and September 30, 2016, accrued and other current liabilities were comprised of:

(in thousands)	December 30, 2016	September 30, 2016
Accrued compensation and employee benefits	$17,078	$34,331
Accrued transportation costs	8,835	12,348
Accrued interest	495	—
Deferred gain on sale of investment	9,088	9,088
Product liability	1,550	1,550
Accrued professional services	6,005	7,038
Accrued restructuring	1,089	1,380
Other	22,035	21,376
Accrued and other current liabilities	$66,175	$87,111

6. DEBT

Debt as of December 30, 2016 and September 30, 2016 was as follows:

(in thousands)	December 30, 2016	September 30, 2016
New First Lien Term Loan Facility due December 22, 2023	$498,750	$—
First lien loan due April 9, 2021	—	409,200
Second lien loan due October 9, 2021	—	229,460
Deferred financing costs	(5,003)	(8,347)
Total debt	$493,747	$630,313
Less: Current portion	4,228	1,267
Long-term debt	$489,519	$629,046

Term Loan Facilities - On April 9, 2014, AII entered into a credit agreement (the "Initial Credit Agreement") for a $420,000 First Lien Term Loan Facility (the "Existing First Lien Term Loan Facility") and a credit agreement for a $250,000 Second Lien Term Loan Facility (the "Second Lien Term Loan Facility"). The Existing First Lien Term Loan Facility was priced at 99.5%, carried an interest rate of LIBOR plus 3.5% with a LIBOR floor of 1.00%, and was to mature on April 9, 2021. The Second Lien Term Loan Facility was priced at 99.0%, carried an interest at a rate of LIBOR plus 6.75% with a LIBOR floor of 1.00%, and was to mature on October 9, 2021.

On December 22, 2016, AII entered into an amendment to the Initial Credit Agreement, which amended and restated the Initial Credit Agreement and provided for a new $500,000 first lien term loan facility (the "New First Lien Term Loan Facility"). Loans under the New First Lien Term Loan Facility bear interest at either LIBOR plus an applicable margin equal to 3.0% or an alternate base rate plus an applicable margin equal to 2.0% and are guaranteed by AIH and the U.S. operating companies owned by AII. The New First Lien Term Loan Facility matures on December 22, 2023, amortizes at a rate of 1.0% per annum and was priced at 99.75%. AII used proceeds from the New First Lien Term Loan Facility and approximately $155 million of available cash to (i) repay all outstanding loans under the Existing First Lien Term Loan Facility and the Second Lien Term Loan Facility and (ii) pay related fees and expenses, including accrued interest. For the three months ended December 30, 2016, the Company recorded a $9,805 loss on the extinguishment of the Existing First Lien Term Loan Facility and the Second Lien Term Loan Facility.

The New First Lien Term Loan Facility contains customary covenants typical for this type of financing, including limitations on indebtedness, restricted payments including dividends, liens, restrictions on distributions from restricted subsidiaries, sales of assets, affiliate transactions, mergers and consolidations. The New First Lien Term Loan Facility also contain customary events of default typical for this type of financing, including, without limitation, failure to pay principal and/or interest when due, failure to observe covenants, certain events of bankruptcy, the rendering of certain judgments, or the loss of any guarantee.

As of December 30, 2016, the approximate fair value of the New First Lien Term Loan Facility was $503,750. In determining the approximate fair value of its long-term debt, the Company used the trading value among financial institutions for the New First Lien Term Loan Facility, which were classified within Level 2 of the fair value hierarchy.

ABL Credit Facility - On December 22, 2016, AII entered into the Fifth Amendment to Credit Agreement and Third Amendment to and Reaffirmation of Guarantee and Collateral Agreement to amend its asset based credit facility (the "ABL Credit Facility"). The amendment, among other things, extended the maturity of the facility to December 22, 2021 and decreased the interest rate margins applicable to loans under the facility to (i) in the case of U.S. dollar-denominated loans, either (x) LIBOR plus an applicable margin ranging from 1.25% to 1.75%, or (y) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% or (ii) in the case of Canadian dollar-denominated loans, either (x) the BA rate plus an applicable margin ranging from 1.25% to 1.75% or (y) a Canadian prime rate plus an applicable margin ranging from 0.25% to 0.75% . The ABL Credit Facility has aggregate commitments of $325,000 and is guaranteed by AIH and the U.S. operating companies owned by AII. AII's availability under the ABL Credit Facility was $180,953 and $206,917 as of December 30, 2016 and September 30, 2016, respectively. Availability under the ABL Credit Facility is subject to a borrowing base equal to the sum of 85% of eligible accounts receivable plus the lesser of (i) 80% of eligible inventory of each borrower and guarantor and (ii) 85% of the net orderly liquidation value of eligible inventory, subject to certain limitations. There were no borrowings outstanding under the ABL Credit Facility as of December 30, 2016 and September 30, 2016, respectively.

The ABL Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. Affirmative covenants include, without limitation, the timely delivery of quarterly and annual financial statements, certifications to be made by AIH, AII and each of its restricted subsidiaries, payment of obligations, maintenance of corporate existence and insurance, notices, compliance with environmental laws, and the grant of liens. The negative covenants include, without limitation, the following: limitations on indebtedness, dividends and distributions, investments, prepayments or redemptions of subordinated indebtedness, amendments of subordinated indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and changes in charter documents. Additionally, if the availability under the ABL Credit Facility falls below certain levels, AII would subsequently be required to maintain a minimum fixed charge coverage ratio. AII was not subject to the minimum fixed charge coverage ratio during any period subsequent to the establishment of the ABL Credit Facility.

7. INCOME TAXES

For the three months ended December 30, 2016 and December 25, 2015, the Company's effective income tax rate attributable to income from operations before income taxes was 24.1% and 34.9% respectively. For the three months ended December 30, 2016 and December 25, 2015, the Company's income tax expense was $5,507 and $4,598, respectively. The decrease in the effective tax rate was primarily due to the excess tax benefit associated with the exercise of stock options recognized which is reflected as a reduction in tax expense in the current period. The tax rate was also favorably impacted due to an increased benefit from the domestic manufacturing deduction.

The Company has recorded a valuation allowance against net operating losses in certain foreign jurisdictions. A valuation allowance is recorded when it is determined to be more likely than not that these assets will not be fully realized in the foreseeable future. The realization of deferred tax assets is dependent upon whether the Company can generate future taxable income in the appropriate character and jurisdiction to utilize the assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods.

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

For the three months ended December 30, 2016, the Company made no additional provision for U.S. or non-U.S. income taxes on the undistributed income of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such income is expected to be indefinitely reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such income.

8. POSTRETIREMENT BENEFITS

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

The net periodic benefit cost for the three months ended December 30, 2016 and December 25, 2015 was as follows:

	Three Months Ended
(in thousands)	December 30, 2016	December 25, 2015
Service cost	$512	$474
Interest cost	948	1,036
Expected return on plan assets	(1,650)	(1,580)
Amortization of actuarial loss	326	180
Net periodic benefit cost	$136	$110

The amortization of actuarial loss is included as a component of cost of sales on the Company's condensed consolidated statements of operations.

Multi-Employer Plan- The Company has a liability of $6,438 as of December 30, 2016 and $6,507 as of September 30, 2016 representing the Company's proportionate share of a multi-employer pension plan which was exited in a prior year.

9. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect of stock options, performance stock units and restricted stock units are reflected in diluted net income per share by applying the treasury stock method. There are no other potentially dilutive instruments outstanding. For the three months ended December 25, 2015, as the Company settled all employee stock options in cash, the potential issuance of shares of common stock related to these options did not affect diluted shares.

Holders of certain stock-based compensation awards are eligible to receive dividends. Net earnings allocated to participating securities were not significant for the three months ended December 30, 2016 and December 25, 2015.

	Three Months Ended
(in thousands, except per share data)	December 30, 2016	December 25, 2015
Basic:
Net income	$17,382	$8,572
Weighted-average shares outstanding	62,642	62,466
Basic earnings per share	$0.28	$0.14

Diluted:
Net income	17,382	8,572
Weighted-average shares outstanding	62,642	62,466
Effect of dilutive securities: Stock options (1)	3,278	—
Weighted-average shares outstanding - Diluted	65,920	62,466
Diluted earnings per share	$0.26	$0.14

(1) Stock option to purchase approximately 3.3 million stock options were outstanding during the three months ended December 30, 2016, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

10. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company's assets and liabilities to be adjusted to fair value on a recurring basis are cash equivalents. The Company's remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The Company separately discloses the fair value of any debt-related obligations within Note 6, ''Debt''.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of December 30, 2016 and September 30, 2016 in accordance with the fair value hierarchy:

	December 30, 2016			September 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$56,996	$—	$—	$167,006	$—	$—

11. RESTRUCTURING CHARGES

The liability for restructuring reserves as of December 30, 2016 is included within accrued and other current liabilities in the Company's condensed consolidated balance sheets as follows:

	Electrical Raceway	Mechanical Products & Solutions
(in thousands)	Severance	Severance	Other	Total
Balance as of September 30, 2016	$—	$841	$539	$1,380
Charges	61	240	88	389
Utilization	(19)	(28)	(579)	(626)
Reversals/exchange rate effects	—	(54)	—	(54)
Balance as of December 30, 2016	$42	$999	$48	$1,089

During the three months ended December 30, 2016 and December 25, 2015, the Company recorded $389 and $1,294, respectively of severance and other charges included as a component of selling, general and administrative expenses in the Company's condensed consolidated statement of operations.

12. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of December 30, 2016, such obligations were $153,813 for the rest of fiscal year 2017, $1,823 for fiscal year 2018 and $1,193 thereafter. These amounts represent open purchase orders for materials used in production.

Legal Contingencies - The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd. ("Tyco"), including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe ("ABF"), which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride ("CPVC") and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which we refer to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company's product liability reserves related to Special Products Claims matters were $3,424 and $3,273 as of December 30, 2016 and September 30, 2016, respectively. The Company separately reserves for other product liability matters that do not involve Special Products Claims. The Company's other product liability reserves were $1,794 and $1,678 as of December 30, 2016 and September 30, 2016, respectively. As of December 30, 2016, the Company believes that the range of probable losses for Special Products Claims and other product liabilities is between $3,000 and $10,000.

At this time, the Company does not expect the outcome of the Special Products Claims proceedings, or any other proceeding, either individually or in the aggregate, to have a material adverse effect on its business, financial condition, results of operations or cash flows, and the Company believes that its reserves are adequate for all claims, including for Special Products Claims contingencies. However, it is possible that additional reserves could be required in the future that could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. This additional loss or range of losses cannot be recorded at this time, as it is not reasonably estimable.

In addition to the matters discussed above, from time to time, the Company is subject to a number of disputes, administrative proceedings and other claims arising out of the ordinary conduct of the Company's business. These matters generally relate to disputes arising out of the use or installation of the Company's products, product liability litigation, contract disputes, patent infringement accusations, employment matters and similar matters. On the basis of information currently available to the Company, it does not believe that existing proceedings and claims will have a material adverse effect on its business, financial condition, results of operations or cash flows. However, litigation is unpredictable, and the Company could incur judgments or enter into settlements for current or future claims that could adversely affect its business, financial condition, results of operations or cash flows. The Company also has legal liabilities related to non-product liability matters totaling $1,399 as of December 30, 2016.

13. GUARANTEES

The Company has outstanding letters of credit totaling $7,310 supporting workers' compensation and general liability insurance policies, and $1,500 supporting foreign lines of credit as of December 30, 2016. The Company also has outstanding letters of credit totaling $9,121 as collateral for four advance payments it has received pursuant to the sale of its minority ownership share in Abahsain-Cope Saudi Arabia Ltd. Pursuant to this matter, the Company received all four payments as of September 25, 2015. The bank guarantees will be canceled when the transfer of ownership is complete. As of December 30, 2016, the risk and title transfer was not complete. The Company also has surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $27,642 as of December 30, 2016.

In disposing of assets or businesses, the Company often provides representations, warranties and indemnities to cover various risks including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the Company has no reason to believe that these uncertainties would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

In the normal course of business, the Company is liable for product performance and contract completion. In the opinion of management, such obligations will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

14. ASSETS HELD FOR SALE

(in thousands)	December 30, 2016	September 30, 2016
Assets held for sale	$3,313	$6,680

During the first quarter of fiscal 2017, the Company sold a parcel of land and a building related to the exit of a manufacturing facility in Philadelphia, PA at a loss of $329. The assets were previously classified as held for sale and had a carrying value of $3,367.

In a prior fiscal year, the Company entered into a share purchase agreement pursuant to which the Company would sell its minority ownership share in Abahsain-Cope Saudi Arabia Ltd. for cash consideration of approximately $10,000. The total carrying value of the investment is $3,313. The Company will recognize the gain on the sale when transfer of ownership is completed.

15. SEGMENT INFORMATION

The Company has two operating segments, which are also its reportable segments. The Company's operating segments are organized based upon primary market channels and, in most instances, the end use of products.

Through its Electrical Raceway segment, the Company manufactures products that deploy, isolate and protect a structure's electrical circuitry from the original power source to the final outlet. These products, which include electrical conduit, armored cable, cable trays, mounting systems and fittings, are critical components of the electrical infrastructure for new construction and maintenance, repair and remodel ("MR&R") markets. The vast majority of the Company's Electrical Raceway net sales are made to electrical distributors, who then serve electrical contractors and the Company considers both to be customers.

Through the MP&S segment, the Company provides products and services that frame, support and secure component parts in a broad range of structures, equipment and systems in electrical, industrial and construction applications. The Company's principal products in this segment are metal framing products and in-line galvanized mechanical tube. Through its metal framing business, the Company designs, manufactures and installs metal strut and fittings used to assemble mounting structures that support heavy equipment and electrical content in buildings and other structures.

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the sum of income before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, loss on extinguishment of debt, interest expense (net), restructuring and impairments, stock-based compensation, legal settlements, consulting fees, transaction costs and other items, such as lower of cost or market inventory adjustments and the impact from the Fence and Sprinkler exit. Prior to fiscal 2017, income before income taxes was also adjusted to exclude net periodic pension benefit cost and ABF product liability. Beginning in fiscal 2017, these costs are no longer excluded due to the relevant insignificance and nature of these amounts. Prior fiscal years have not been restated for this change.

Intersegment transactions primarily consist of product sales at designated transfer prices on an arms-length basis. Gross profit earned and reported within the segment is eliminated in the Company's consolidated results. Certain manufacturing and distribution expenses are allocated between the segments due to the shared nature of activities. Recorded amounts represent a proportional amount of the quantity of product produced for each segment.

	Three months ended
	December 30, 2016			December 25, 2015
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$222,442	$521	$40,318	$223,304	$301	$34,433
Mechanical Products & Solutions	115,149	29	$17,577	135,071	31	$19,377
Eliminations	—	(550)		—	(332)
Consolidated operations	$337,591	$—		$358,375	$—

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Three Months Ended
(in thousands)	December 30, 2016	December 25, 2015
Operating segment Adjusted EBITDA
Electrical Raceway	$40,318	$34,433
Mechanical Products & Solutions	17,577	19,377
Total	57,895	53,810
Unallocated expenses (a)	(8,004)	(5,757)
Interest expense, net	(9,830)	(9,881)
Depreciation and amortization	(13,628)	(13,493)
Loss on extinguishment of debt	(9,805)	—
Restructuring & impairments	(389)	(1,294)
Net periodic pension benefit cost	—	(110)
Stock-based compensation	(2,720)	(2,045)
ABF product liability impact	—	(212)
Consulting fee	—	(875)
Transaction costs	(1,560)	(655)
Other	10,930	(5,507)
Impact of Fence and Sprinkler exit	—	(811)
Income before income taxes	$22,889	$13,170

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward- looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in "Forward-Looking Statements" and the section entitled "Risk Factors" included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Overview

Atkore International Group Inc. (collectively with all its subsidiaries referred to in this Quarterly Report on Form 10-Q as "Atkore," the "Company," "we," "us" and "our") was incorporated in the State of Delaware in November 2010. Atkore is the sole stockholder of Atkore International Holdings Inc. ("AIH"), which in turn is the sole stockholder of Atkore International, Inc. ("AII").

We are a leading manufacturer of Electrical Raceway products primarily for the non-residential construction and renovation markets and Mechanical Products and Solutions ("MP&S") for the construction and industrial markets. Electrical Raceway products form the critical infrastructure that enables the deployment, isolation and protection of a structure's electrical circuitry from the original power source to the final outlet. MP&S frame, support and secure component parts in a broad range of structures, equipment and systems in electrical, industrial and construction applications. We believe we hold #1 or #2 positions in the United States by net sales in the vast majority of our products. The quality of our products, the strength of our brands and our scale and national presence provide what we believe to be a unique set of competitive advantages that position us for profitable growth.

On December 22, 2016, AII completed the refinancing of its first lien term loan facility (the "Existing First Lien Term Loan Facility") and its second lien term loan facility (the "Second Lien Term Loan Facility") with an amended and restated $500.0 million first lien term loan facility maturing in December 2023 (the "New First Lien Term Loan Facility"). On the same date, AII also amended its asset-based credit facility (the "Amended ABL Credit Facility") to, among other things, (i) extend the maturity of the Amended ABL Credit Facility to December 2021 and (ii) decrease the interest rate margins applicable to loans under the Amended ABL Credit Facility. We refer to these transactions, collectively, as the "Refinancing." AII used the borrowings under the New Term Loan Facility, together with approximately $155.0 million of available cash to prepay in full (i) all loans outstanding under the Existing First Lien Term Loan Facility and (ii) all loans outstanding under the Second Lien Term Loan Facility, and to pay related fees and expenses, including accrued and unpaid interest in respect of the Existing First Lien Term Loan Facility and the Second Lien Term Loan Facility.

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

The following table sets forth a reconciliation of net sales to Adjusted net sales for the three months ended December 30, 2016 and December 25, 2015:

	Three months ended
($ in thousands)	December 30, 2016	December 25, 2015
Net sales	$337,591	$358,375
Impact of Fence and Sprinkler exit	—	(7,816)
Adjusted net sales	$337,591	$350,559

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

Selling, general and administrative expenses

Selling, general and administrative costs includes payroll related expenses including salaries, wages, employee benefits, payroll taxes, variable cash compensation for both administrative and selling personnel and consulting and professional services fees, transactions costs and other recurring costs. Also included are compensation expense for share-based awards, restructuring-related charges, third-party professional services and translation gains or losses for foreign currency transactions.

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

We define Adjusted EBITDA as net income before: depreciation and amortization, loss on extinguishment of debt, interest expense (net), income tax expense, restructuring and impairments, stock-based compensation, legal settlements, consulting fees, transaction costs, other items, and the impact from our Fence and Sprinkler exit. Prior to fiscal 2017, net income was also adjusted to exclude net periodic pension benefit costs and the impact from anti-microbial coated sprinkler pipe, or "ABF" product liability. These costs are no longer an adjustment to EBITDA beginning in fiscal 2017 due to the relevant insignificance and nature of the amounts. Prior fiscal years have not been restated for this change. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Adjusted net sales.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the three months ended December 30, 2016 and December 25, 2015:

	Three months ended
(in thousands)	December 30, 2016	December 25, 2015
Net income	$17,382	$8,572
Interest expense, net	9,830	9,881
Income tax expense	5,507	4,598
Depreciation and amortization	13,628	13,493
Loss on extinguishment of debt	9,805	—
Restructuring & impairments (a)	389	1,294
Net periodic pension benefit cost (b)	—	110
Stock-based compensation (c)	2,720	2,045
ABF product liability impact (d)	—	212
Consulting fee (e)	—	875
Transaction costs (f)	1,560	655
Other (g)	(10,930)	5,507
Impact of Fence and Sprinkler exit (h)	—	811
Adjusted EBITDA	$49,891	$48,053

(a) Restructuring amounts represent exit or disposal costs including termination benefits and facility closure costs. Impairment amounts represent write-downs of goodwill, intangible assets and/or long-lived assets. See Note 11, ''Restructuring Charges'' to our unaudited condensed consolidated financial statements for further detail.
(b) Through fiscal 2016, represents pension costs in excess of cash funding for pension obligations in the period. Beginning in fiscal 2017, the Company has not adjusted EBITDA for net periodic pension benefit cost. See Note 8, ''Postretirement Benefits'' to our unaudited condensed consolidated financial statements for further detail.
(c) Represents stock-based compensation expenses related to stock option awards, performance stock awards and restricted stock units.
(d) Through fiscal 2016, represents changes in our estimated exposure to ABF matters. Beginning in fiscal 2017, the company has not adjusted EBITDA for the costs incurred with the ABF product liability. See Note 12, ''Commitments and Contingencies'' to our unaudited condensed consolidated financial statements for further detail.
(e) Represents amounts paid to CD&R under a consulting agreement which was terminated on June 15, 2016.
(f) Represents expenses related to our IPO and secondary offerings and acquisition and divestiture-related activities.
(g) Represents other items, such as lower-of-cost-or-market inventory adjustments and release of certain indemnified uncertain tax positions.
(h) Represents historical performance of Fence and Sprinkler and related operating costs.

Results of Operations

The results of operations for the three months ended December 30, 2016 and December 25, 2015 were as follows:

	Three months ended
($ in thousands)	December 30, 2016	December 25, 2015	Change	% Change
Net sales	$337,591	$358,375	$(20,784)	(5.8)%
Cost of sales	245,586	285,966	(40,380)	(14.1)%
Gross profit	92,005	72,409	19,596	27.1%
Selling, general and administrative	43,892	43,841	51	0.1%
Intangible asset amortization	5,589	5,517	72	1.3%
Operating income	42,524	23,051	19,473	84.5%
Interest expense, net	9,830	9,881	(51)	(0.5)%
Loss on extinguishment of debt	9,805	—	9,805	*
Income before income taxes	22,889	13,170	9,719	73.8%
Income tax expense	5,507	4,598	909	19.8%
Net income	$17,382	$8,572	$8,810	102.8%
Non-GAAP financial data
Adjusted net sales	$337,591	$350,559	$(12,968)	(3.7)%
Adjusted EBITDA	$49,891	$48,053	$1,838	3.8%
Adjusted EBITDA Margin	14.8%	13.7%
* Not meaningful

Net sales

Net sales decreased $20.8 million, or 5.8% to $337.6 million for the three months ended December 30, 2016 compared to $358.4 million for the three months ended December 25, 2015. The decrease was due to lower volume of $30.6 million primarily related to lower demand for mechanical pipe products. Net sales also decreased $7.8 million related to the Fence and Sprinkler exit in November 2015, $2.5 million due to the impact of a stronger U.S. dollar and $2.3 million of decreased freight revenue. These declines were partially offset by $22.4 million of higher net average selling prices in part due to rising input costs during the period, primarily in the nonresidential market.

Cost of sales

Cost of sales decreased by $40.4 million, or 14.1% to $245.6 million for the three months ended December 30, 2016 compared to $286.0 million for the three months ended December 25, 2015. The decrease was primarily due to lower volume of $23.6 million primarily related to our mechanical pipe products. Cost of sales also decreased $7.1 million due to lower freight and warehouse costs resulting from lower volume of products sold, $6.7 million resulting from the Fence and Sprinkler exit and $0.9 million due to lower material cost for goods sold as a result of decreased lower-of-cost-or-market charges partially offset by higher material costs. A stronger U.S. dollar provided a favorable foreign currency translation impact, lowering cost of sales by $2.1 million.

Gross profit

Gross profit increased by $19.6 million, or 27.1% to $92.0 million for the three months ended December 30, 2016 compared to $72.4 million for the three months ended December 25, 2015. The net increase was primarily attributable to the benefit of passing through higher raw material input costs and our ability to execute our strategic pricing initiatives by meeting customer expectations. We also experienced lower freight and warehouse costs offset in part by lower volume of products sold and the impact of our Fence and Sprinkler exit.

Selling, general and administrative

Selling, general and administrative expenses increased $0.1 million, or 0.1% to $43.9 million for the three months ended December 30, 2016 compared to $43.8 million for the three months ended December 25, 2015. The increase was primarily driven by transaction costs of $1.0 million and incremental stock-based compensation expense of $0.7 million and $0.2 million across a variety of expense categories. The increase is partially offset by lower restructuring costs of $0.9 million related to the announcement of our Fence and Sprinkler exit in November 2015 and lower consulting fees of $0.9 million resulting from the termination of the CD&R consulting agreement during the third quarter of fiscal 2016.

Intangible asset amortization

Intangible asset amortization expenses increased $0.1 million, or 1.3%, to $5.6 million for the three months ended December 30, 2016, compared to $5.5 million for the three months ended December 25, 2015. There were no significant changes from the prior-year period.

Operating income

Operating income increased $19.5 million or 84.5% to $42.5 million for the three months ended December 30, 2016 compared to $23.1 million for the three months ended December 25, 2015. The increase was due primarily to expanded gross profit of $19.6 million offset in part by an increase in selling, general, and administrative expenses of $0.1 million.

Interest expense, net

Interest expense, net, decreased $0.1 million, or 0.5% to $9.8 million for the three months ended December 30, 2016 compared to $9.9 million for the three months ended December 25, 2015. The decrease is due to the Refinancing transactions on December 22, 2016, which resulted in lower interest expense resulting from lower levels of debt and lower interest rates and lower amortization of debt fees of $0.3 million. The decrease is partially offset by lower interest income of $0.2 million.

Loss on extinguishment of debt

On December 22, 2016, AII entered into the New First Lien Term Loan Facility. AII used proceeds from the new facility and approximately $155.0 million of available cash to repay all outstanding loans under the Existing First Lien Term Loan Facility and the Second Lien Term Loan Facility and pay related fees and expenses, including accrued interest, resulting in a net loss on extinguishment of debt of $9.8 million. There were no debt refinancing transactions during the first quarter of fiscal 2016.

Income tax expense

Our income tax rate decreased to 24.1% for the three months ended December 30, 2016 compared to 34.9% for the three months ended December 25, 2015. The decrease in the effective tax rate was primarily due to the excess tax benefit associated with the exercise of stock options recognized which is reflected as a reduction in tax expense in the current period. The tax rate was also favorably impacted due to an increased benefit from the domestic manufacturing deduction.

Net income

Net income increased by $8.8 million, or 102.8% to $17.4 million for the three months ended December 30, 2016 compared to $8.6 million for the three months ended December 25, 2015. The increase was due to increased operating income of $19.5 million offset partially by a loss on extinguishment of debt of $9.8 million and an increase in income tax expense of $0.9 million.

Adjusted EBITDA

Adjusted EBITDA increased by $1.8 million, or 3.8% to $49.9 million for the three months ended December 30, 2016 compared to $48.1 million for the three months ended December 25, 2015. The increase was due primarily to higher gross margins from our ability to pass through material costs increases and improving productivity in manufacturing freight and warehouse costs, partially offset by a decrease in the volume of products sold.

Segment results

Electrical Raceway

	Three months ended
($ in thousands)	December 30, 2016	December 25, 2015	Change	% Change
Net sales	$222,963	$223,605	$(642)	(0.3)%
Adjusted EBITDA	$40,318	$34,433	$5,885	17.1%
Adjusted EBITDA margin	18.1%	15.4%

Net sales

Net sales declined $0.6 million, or 0.3%, to $223.0 million for the three months ended December 30, 2016 compared to $223.6 million for the three months ended December 25, 2015. The decrease was due primarily to lower volume of $20.2 million across all of our Electrical Raceway product lines due to market demand and lower freight income of $0.1 million partially offset by higher average selling prices of $19.7 million resulting from passing through higher input costs and our ability to earn a premium from meeting customer expectations of product availability, delivery service levels and co-loading capabilities.

Adjusted EBITDA

Adjusted EBITDA for the three months ended December 30, 2016 increased $5.9 million, or 17.1%, to $40.3 million for the three months ended December 30, 2016 from $34.4 million for the three months ended December 25, 2015.The primary driver of the increase was gross profit expansion due to productivity savings, selling higher value products and our ability to pass through input cost changes.

Mechanical Products & Solutions

	Three months ended
($ in thousands)	December 30, 2016	December 25, 2015	Change	% Change
Net sales	$115,178	$135,102	$(19,924)	(14.7)%
Impact of Fence and Sprinkler exit	—	(7,816)	7,816	(100.0)%
Adjusted net sales	$115,178	$127,286	$(12,108)	(9.5)%
Adjusted EBITDA	$17,577	$19,377	$(1,800)	(9.3)%
Adjusted EBITDA margin	15.3%	15.2%

Net sales

Net sales declined $19.9 million, or 14.7%, for the three months ended December 30, 2016 to $115.2 million compared to $135.1 million for the three months ended December 25, 2015. The decrease was primarily due to declines in sales volume of $10.1 million, primarily related to lower demand across mechanical pipe products from the solar end-market, partially offset by increased volume for international business and construction services. Net sales decreased $7.8 million related to the Fence and Sprinkler exit in November 2016, negative foreign currency translation impact of $2.5 million and $2.2 million due to lower freight income. The decline in net sales is offset by increased average selling prices of $2.7 million resulting from higher input costs.

Adjusted EBITDA

Adjusted EBITDA decreased $1.8 million, or 9.3%, to $17.6 million three months ended December 30, 2016 compared to $19.4 million for the three months ended December 25, 2015. Adjusted EBITDA decreased primarily due to the decrease in volume offset partially by productivity savings and increased prices.

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $88.0 million as of December 30, 2016, of which $31.0 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to U.S. or local country taxes if the Company's intention to permanently reinvest such income were to change and cash was repatriated to the U.S. Our cash and cash equivalents decreased $112.3 million from September 30, 2016 due to the Refinancing activities.

In general, we require cash to fund working capital, capital expenditures, debt repayment, interest payments and taxes. We have access to the ABL Credit Facility to fund operational needs. As of December 30, 2016, there were no outstanding borrowings under the ABL Credit Facility (excluding $17.9 million of letters of credit issued under the ABL Credit Facility), and the borrowing base was estimated to be $198.9 million. As outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings, approximately $181.0 million was available under our ABL Credit Facility as of December 30, 2016.

The agreements governing the Credit Facilities contain covenants that limit or restrict AII's ability to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. AII has been in compliance with the covenants under the agreements for all periods presented.

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

Limitations on Distributions and Dividends by Subsidiaries

Atkore and AII are each holding companies, and as such have no independent operations or material assets other than ownership of equity interests in their respective subsidiaries. Each company depends on its respective subsidiaries to distribute funds to them so that they may pay obligations and expenses, including satisfying obligations with respect to indebtedness. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial and general business conditions, as well as restrictions under the laws of our subsidiaries' jurisdictions.

The agreements governing the New First Lien Term Loan Facility and the ABL Credit Facility (the "Credit Facilities") significantly restrict the ability of our subsidiaries, including AII, to pay dividends, make loans or otherwise transfer assets from Atkore International and, in turn, to us. Further, AII's subsidiaries are permitted under the terms of the Credit Facilities to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to AII and, in turn, to us. The New First Lien Term Loan Facility requires AII to meet a certain consolidated coverage ratio on an incurrence basis in connection with additional indebtedness. The ABL Credit Facility contains limits on additional indebtedness based on various conditions for incurring the additional debt. See "Note 8. Debt" in the notes to the condensed consolidated financial statements.

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Three months ended
(in thousands)	December 30, 2016	December 25, 2015
Cash flows provided by (used in):
Operating activities	$32,169	$51,945
Investing activities	(926)	(4,191)
Financing activities	(142,414)	(1,340)

Operating activities

During the three months ended December 30, 2016, $32.2 million was provided by operating activities compared to $51.9 million during the three months ended December 25, 2015. The $19.8 million decrease in cash provided was primarily due to an increase in inventory resulting from higher material costs offset by increased earnings.

Investing activities

During the three months ended December 30, 2016, the Company used $0.9 million for investing activities compared to $4.2 million during the three months ended December 25, 2015. The $3.3 million decrease in cash used for investing activities is due to $3.0 million of proceeds from the sale of assets held for sale during the three months ended December 30, 2016 compared to $0.5 million of proceeds from the sale of investments during the three months ended December 25, 2015. Additionally, the Company invested $4.0 million compared to $4.7 million during the three months ended December 30, 2016 and December 25, 2015, respectively for capital expenditures representing our enhancements of our manufacturing and distribution operations as well as replacement and maintenance of existing equipment and facilities.

Financing Activities

During the three months ended December 30, 2016, the Company used $142.4 million for financing activities compared to $1.3 million provided during the three months ended December 25, 2015. On December 22, 2016, AII completed the refinancing of the Existing First Lien Term Loan Facility and the Second Lien Term Loan Facility with the $500.0 million New First Lien Term Loan Facility. AII used the borrowings under the New Term Loan Facility, together with approximately $155.0 million of available cash to prepay in full (i) all loans outstanding under the Existing First Lien Term Loan Facility and (ii) all loans outstanding under the Second Lien Term Loan Facility, and to pay related fees and expenses, including accrued and unpaid interest in respect of the Existing First Lien Term Loan Facility and the Second Lien Term Loan Facility.

The use of cash was primarily for the $649.9 million redemption of the First Term Lien Loan Facility and the Second Term Lien Loan Facility offset by cash provided from the net borrowing of $498.8 million for the New First Lien Term Loan Facility.

Contractual Obligations and Commitments

The following table summarizes material changes to our contractual obligations as of September 30, 2016, resulting from the changes in our debt during the three months ended December 30, 2016. These changes resulted from AII entering into the New First Lien Term Loan Facility which increased total commitments under the facility to $500 million and reduced the interest rate to LIBOR plus 3.0%. AII used proceeds from the new facility and $155 million of available cash to repay outstanding loans under the Existing First Lien Term Loan Facility and the Second Lien Term Loan Facility. See Note 6, ''Debt'' in the notes to the condensed consolidated financial statements.

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
New First Lien Term Loan Facility due December 22, 2023	$3,750	$10,000	$10,000	$476,250	$500,000
Interest expense (a)	25,163	43,087	42,298	43,364	153,912

(a) Interest expense is estimated based on outstanding loan balances assuming principal payments are made according to the payment schedule and interest rates as of December 30, 2016 (4.25% for the ABL Credit Facility, 4.00% for the New First Lien Term Loan Facility).

Change in Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates since the filing of our Annual Report.

Recent Accounting Standards

See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' in the notes to the condensed consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs and assumptions and information currently available to management. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "shall," "should," "would," "could," "seeks," "aims," "projects," "is optimistic," "intends," "plans," "estimates," "anticipates" or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; growth strategies or expectations; customer retention; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under the caption "Risk Factors" in the Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" above, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

•	the incurrence of liabilities and the issuance of additional debt or equity in connection with acquisitions, joint ventures or divestitures;

•	failure to manage acquisitions successfully, including identifying, evaluating, and valuing acquisition targets and integrating acquired companies, businesses or assets;

•	the incurrence of liabilities in connection with violations of the FCPA and similar foreign anti-corruption laws;

•	the incurrence of additional expenses, increase in complexity of our supply chain and potential damage to our reputation with customers resulting from regulations related to "conflict minerals";

•	disruptions or impediments to the receipt of sufficient raw materials resulting from various anti-terrorism security measures;

•	restrictions contained in our debt agreements;

•	failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt;

•	the significant influence the CD&R Investor will have over corporate decisions; and

•	other risks and factors described in this report and from time to time in documents that we file with the SEC.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements attributable to us or persons acting on our behalf that are made in this quarterly report are qualified in their entirety by these cautionary statements. These forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.

Comparisons of results for current and any prior periods are not intended to express any future trends, or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information provided in the Company's latest Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 12, ''Commitments and Contingencies'' to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company's latest Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1
Fifth Amendment to Credit Agreement and Third Amendment to and Reaffirmation of Guarantee and Collateral Agreement, dated as of December 22, 2016, among Atkore International, Inc., the several banks and other financial institutions from time to time parties thereto, UBS AG, Stamford Branch, as administrative agent for the lenders and as collateral agent for the secured parties, the other loan parties party thereto and the several banks and other financial institutions party thereto, is incorporating by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2016.

10.2
Second Amendment to First Lien Credit Agreement and First Amendment to and Reaffirmation of Guarantee and Collateral Agreement, dated as of December 22, 2016, among Atkore International, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other loan parties party thereto and the several banks and other financial institutions party thereto, is incorporating by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 22, 2016.

10.3#*	Form of Employee Stock Option Agreement under the Omnibus Incentive Plan.
10.4#*	Form of Employee Restricted Stock Agreement under the Omnibus Incentive Plan.
10.5#*	Form of Employee Performance Share Agreement under the Omnibus Incentive Plan.
31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Schema Linkbase Document
101.CAL#	XBRL Taxonomy Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Definition Linkbase Document
101.LAB#	XBRL Taxonomy Labels Linkbase Document
101.PRE#	XBRL Taxonomy Presentation Linkbase Document
#	Filed herewith
*	Denotes management compensatory plan, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	February 7, 2017	By:	/s/ James A. Mallak
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)