Form 10-Q/A
period 2016-12-30
Atkore International Group Inc.
filed 2017-02-28
CIK 1666138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of January 31, 2017, there were 63,121,455 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

Atkore International Group Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended December 30, 2016 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on February 7, 2017. The sole purpose of this Amendment is to amend the certifications by the Company’s principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which are included as Exhibits 31.1 and 31.2 hereto. Specifically, the company is refiling these certifications to add certain required language referring to internal control over financial reporting in the introductory sentence of paragraph 4 that was inadvertently omitted from the Company’s certifications in the Form 10-Q.

This Amendment is as of the original filing date, does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as no financial statements are being filed with this Amendment.

PART II - OTHER INFORMATION

Item 6. Exhibits

10.1	Fifth Amendment to Credit Agreement and Third Amendment to and Reaffirmation of Guarantee and Collateral Agreement, dated as of December 22, 2016, among Atkore International, Inc., the several banks and other financial institutions from time to time parties thereto, UBS AG, Stamford Branch, as administrative agent for the lenders and as collateral agent for the secured parties, the other loan parties party thereto and the several banks and other financial institutions party thereto, is incorporating by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 22, 2016.

10.2	Second Amendment to First Lien Credit Agreement and First Amendment to and Reaffirmation of Guarantee and Collateral Agreement, dated as of December 22, 2016, among Atkore International, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other loan parties party thereto and the several banks and other financial institutions party thereto, is incorporating by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed December 22, 2016.

10.3†*	Form of Employee Stock Option Agreement under the Omnibus Incentive Plan.

10.4†*	Form of Employee Restricted Stock Agreement under the Omnibus Incentive Plan.

10.5†*	Form of Employee Performance Share Agreement under the Omnibus Incentive Plan.

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Schema Linkbase Document

101.CAL†	XBRL Taxonomy Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Labels Linkbase Document

101.PRE†	XBRL Taxonomy Presentation Linkbase Document

#	Filed herewith.
†	Previously filed with our Quarterly Report on Form 10-Q for the period ended December 30, 2016 filed on February 7, 2017.
‡	Previously furnished with our Quarterly Report on Form 10-Q for the period ended December 30, 2016 filed on February 7, 2017.
*	Denotes management compensatory plan, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATKORE INTERNATIONAL GROUP INC.
(Registrant)

Date: February 28, 2017	By:	/s/ James A. Mallak
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

4