Form 10-Q
period 2017-03-31
Atkore International Group Inc.
filed 2017-05-09
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 20, 2017, there were 63,426,656 shares of the registrant's common stock, $0.01 par value per share, outstanding.

1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Net sales	$372,791	$353,046	$710,382	$711,421
Cost of sales	284,842	261,636	530,428	547,602
Gross profit	87,949	91,410	179,954	163,819
Selling, general and administrative	51,689	54,179	95,581	98,020
Intangible asset amortization	5,493	5,572	11,082	11,089
Operating income	30,767	31,659	73,291	54,710
Gain on sale of joint venture (see Note 12)	(5,774)	—	(5,774)	—
Interest expense, net	5,231	10,567	15,061	20,448
Loss (gain) on extinguishment of debt	—	(1,661)	9,805	(1,661)
Income before income taxes	31,310	22,753	54,199	35,923
Income tax expense	12,375	8,746	17,882	13,344
Net income	$18,935	$14,007	$36,317	$22,579

Weighted-Average Common Shares Outstanding
Basic	63,252	62,490	62,948	62,478
Diluted	66,888	62,490	66,446	62,478
Net income per share
Basic	$0.30	$0.22	$0.58	$0.36
Diluted	$0.28	$0.22	$0.55	$0.36
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Net income	$18,935	$14,007	$36,317	$22,579
Other comprehensive income:
Change in foreign currency translation adjustment	909	(96)	(991)	(61)
Change in unrecognized loss related to pension benefit plans (See Note 7)	326	180	651	360
Total other comprehensive income (loss)	1,235	84	(340)	299
Comprehensive income	$20,170	$14,091	$35,977	$22,878
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	March 31, 2017	September 30, 2016
Assets
Current Assets:
Cash and cash equivalents	$77,931	$200,279
Accounts receivable, less allowance for doubtful accounts of $1,027 and $1,006, respectively	196,349	192,090
Inventories, net (see Note 2)	184,890	161,465
Assets held for sale (see Note 12)	—	6,680
Prepaid expenses and other current assets	28,305	22,407
Total current assets	487,475	582,921
Property, plant and equipment, net (see Note 3)	195,419	202,692
Intangible assets, net (see Note 4)	243,855	254,937
Goodwill (see Note 4)	115,829	115,829
Deferred income taxes	943	945
Non-trade receivables	7,078	7,244
Total Assets	$1,050,599	$1,164,568
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt (see Note 5)	$4,220	$1,267
Accounts payable	112,699	114,118
Income tax payable	789	2,326
Accrued compensation and employee benefits	21,301	34,331
Other current liabilities	46,047	52,780
Total current liabilities	185,056	204,822
Long-term debt (see Note 5)	488,467	629,046
Deferred income taxes	10,835	12,834
Other long-term tax liabilities	6,838	6,838
Pension liabilities	34,700	35,172
Other long-term liabilities	18,011	18,610
Total Liabilities	743,907	907,322
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 63,424,256 and 62,458,367 shares issued and outstanding, respectively	635	626
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively	(2,580)	(2,580)
Additional paid-in capital	411,752	398,292
Accumulated deficit	(76,825)	(113,142)
Accumulated other comprehensive loss	(26,290)	(25,950)
Total Equity	306,692	257,246
Total Liabilities and Equity	$1,050,599	$1,164,568
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
(in thousands)	March 31, 2017	March 25, 2016
Operating activities:
Net income	$36,317	$22,579
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of fixed assets and assets held for sale	(5,171)	17
Depreciation and amortization	26,901	26,742
Amortization of debt issuance costs and original issue discount	963	1,759
Deferred income taxes	(1,997)	7,020
Loss (gain) on extinguishment of debt	9,805	(1,661)
Provision for losses on accounts receivable and inventory	1,372	1,093
Stock-based compensation expense	6,304	12,043
Other adjustments to net income	—	(648)
Changes in operating assets and liabilities	(49,397)	13,213
Net cash provided by operating activities	25,097	82,157
Investing activities:
Capital expenditures	(8,374)	(9,014)
Proceeds from sale of assets held for sale	3,024	—
Other, net	35	503
Net cash used for investing activities	(5,315)	(8,511)
Financing activities:
Repayments of short-term debt	(4,200)	(1,002)
Repayments of long-term debt	(638,600)	(19,025)
Issuance of long-term debt	498,750	—
Payment for debt financing costs and fees	(4,344)	—
Issuance of common shares	7,165	52
Other, net	—	2
Net cash used for financing activities	(141,229)	(19,973)
Effects of foreign exchange rate changes on cash and cash equivalents	(901)	206
(Decrease) increase in cash and cash equivalents	(122,348)	53,879
Cash and cash equivalents at beginning of period	200,279	80,598
Cash and cash equivalents at end of period	$77,931	$134,477
Supplementary Cash Flow information
Capital expenditures, not yet paid	$589	$410
See Notes to unaudited condensed consolidated financial statements.

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

Secondary Offerings — In a series of secondary offerings of our common stock during the six months ended March 31, 2017, CD&R Allied Holdings, L.P., (the "CD&R Investor"), an affiliate of Clayton, Dubilier & Rice LLC ("CD&R") reduced its remaining ownership in our company to approximately 48.0%.

Description of Business — The Company is a leading manufacturer of Electrical Raceway products primarily for the non-residential construction and renovation markets and Mechanical Pipe &Solutions ("MP&S") for the construction and industrial markets. Electrical Raceway products form the critical infrastructure that enables the deployment, isolation and protection of a structure's electrical circuitry from the original power source to the final outlet. MP&S frame, support and secure component parts in a broad range of structures, equipment and systems in electrical, industrial and construction applications.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These unaudited condensed consolidated financial statements have been prepared in accordance with the Company's accounting policies and on the same basis as those financial statements included in the Company's latest Annual Report on Form 10-K for the year ended September 30, 2016 filed with the U.S. Securities and Exchange Commission (the "SEC") on November 29, 2016, and should be read in conjunction with those consolidated financial statements and the notes thereto. Certain information and disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

The unaudited condensed consolidated financial statements include the assets and liabilities used in operating the Company's business. All intercompany balances and transactions have been eliminated in the consolidation. The results of companies acquired or disposed of are included in the unaudited condensed consolidated financial statements from the effective date of acquisition or up to the date of disposal.

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

Fiscal Periods — The Company has a fiscal year that ends on September 30. It is the Company's practice to establish quarterly closings using a 4-5-4 calendar. The Company's fiscal quarters end on the last Friday in December, March and June.

Use of Estimates — The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclose contingent assets and liabilities at the date of the condensed consolidated financial statements and report the associated amounts of revenues and expenses. Actual results could differ materially from these estimates.

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

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Cash equivalents of $47,998 are adjusted to fair value on a recurring basis determined using Level 1 inputs. The Company's remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

As of March 31, 2017, the approximate fair value of the First Lien Term Loan Facility was $502,491. In determining the approximate fair value of its long-term debt, the Company used the trading value among financial institutions for the First Lien Term Loan Facility, which was classified within Level 2 of the fair value hierarchy.

Recent Accounting Pronouncements — On March 10, 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires an entity to report the service cost component of pension cost and postretirement benefit cost as compensation expense during the employee's service period. The other components of net periodic pension benefit costs will be presented outside a subtotal of income from operations. The effective date for public entities will be annual periods beginning after December 15, 2017, the Company's fiscal 2019. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance and its impact on the financial statements.

On January 26, 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which allows an entity to perform its goodwill impairment test by comparing the fair value of a reporting segment with its carrying amount. If the carrying amount exceeds the fair value, the Company would recognize an impairment charge not to exceed the total amount of goodwill allocated to that reporting segment. The Company adopted this new standard beginning with fiscal 2017, and it did not have a material impact on the financial statements.

On January 5, 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," which clarifies the definition of a business to assist entities in evaluating whether a transaction should be accounted for as an acquisition or disposal. The effective date for public entities will be annual periods beginning after December 15, 2017, the Company's fiscal 2019. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance and its impact on the financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which provides guidance for revenue recognition. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The effective date for public entities will be annual periods beginning after December 15, 2017, the Company's fiscal 2019. Early adoption is permitted but not prior to periods beginning after December 15, 2016. The Company is currently evaluating the transition methods and the impact of adoption on its financial statements.

2. INVENTORIES, NET

The Company records inventory at the lower of cost (primarily last in, first out, or "LIFO") or market for a majority of its inventories. Approximately 83% and 87% of the Company's inventories were valued at the lower of LIFO cost or market at March 31, 2017 and September 30, 2016, respectively. Interim LIFO determinations, including those at March 31, 2017, are based on management's estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	March 31, 2017	September 30, 2016
Purchased materials and manufactured parts, net	$44,215	$39,921
Work in process, net	15,913	11,889
Finished goods, net	124,762	109,655
Inventories, net	$184,890	$161,465

Total inventories would be $4,832 and $18,433 higher than reported as of March 31, 2017 and September 30, 2016, respectively, if the first-in, first-out method was used for all inventories. As of March 31, 2017 and September 30, 2016, the excess and obsolete inventory reserve was $8,557 and $8,447, respectively.

3. PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2017 and September 30, 2016, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	March 31, 2017	September 30, 2016
Land	$13,294	$12,804
Buildings and related improvements	103,631	103,256
Machinery and equipment	246,557	245,011
Leasehold improvements	6,494	6,498
Construction in progress	7,278	6,148
Property, plant and equipment	377,254	373,717
Accumulated depreciation	(181,835)	(171,025)
Property, plant and equipment, net	$195,419	$202,692

Depreciation expense for the three months ended March 31, 2017 and March 25, 2016 totaled $7,780 and $7,677, respectively. Depreciation expense for the six months ended March 31, 2017 and March 25, 2016 totaled $15,819 and $15,653, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

There were no changes in the carrying amount of goodwill during the six months ended March 31, 2017.

The Company assesses the recoverability of goodwill and indefinite-lived trade names on an annual basis in accordance with Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other." The measurement date is the first day of the fourth fiscal quarter, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying value. During the six months ended March 31, 2017, there were no such events or circumstances in accordance with ASC 350; therefore, the Company did not perform a test to assess the recoverability of goodwill or indefinite-lived trade names.

The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets:

		March 31, 2017			September 30, 2016
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	12	$249,245	$(107,759)	$141,486	$249,245	$(97,484)	$151,761
Other	7	16,943	(8,454)	8,489	16,943	(7,647)	9,296
Total		266,188	(116,213)	149,975	266,188	(105,131)	161,057
Indefinite-lived intangible assets:
Trade names		93,880	—	93,880	93,880	—	93,880
Total		$360,068	$(116,213)	$243,855	$360,068	$(105,131)	$254,937

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs.

5. DEBT

Debt as of March 31, 2017 and September 30, 2016 was as follows:

(in thousands)	March 31, 2017	September 30, 2016
First Lien Term Loan Facility due December 22, 2023	$497,545	$—
Initial First Lien Term Loan Facility due April 9, 2021	—	409,200
Second Lien Term Loan Facility due October 9, 2021	—	229,460
Deferred financing costs	(4,858)	(8,347)
Total debt	$492,687	$630,313
Less: Current portion	4,220	1,267
Long-term debt	$488,467	$629,046

Term Loan Facilities — On April 9, 2014, AII entered into a credit agreement (the "Initial Credit Agreement") for a $420,000 First Lien Term Loan Facility (the "Initial First Lien Term Loan Facility") and a credit agreement for a $250,000 Second Lien Term Loan Facility (the "Second Lien Term Loan Facility"). The Initial First Lien Term Loan Facility was priced at 99.5% and carried an interest rate of LIBOR plus 3.5% with a LIBOR floor of 1.00%. The Second Lien Term Loan Facility was priced at 99.0% and carried an interest rate of LIBOR plus 6.75% with a LIBOR floor of 1.00%.

On December 22, 2016, AII entered into an amendment to the Initial Credit Agreement, which amended and restated the Initial Credit Agreement and provided for a new $500,000 first lien term loan facility (the "First Lien Term Loan Facility"). Loans under the First Lien Term Loan Facility bear interest at either LIBOR plus an applicable margin equal to 3.0% or an alternate base rate plus an applicable margin equal to 2.0% and are guaranteed by AIH and the U.S. operating companies owned by AII. The First Lien Term Loan Facility matures on December 22, 2023, amortizes at a rate of 1.0% per annum and was priced at 99.75%. AII used proceeds from the First Lien Term Loan Facility and approximately $155 million of available cash to (i) repay all outstanding loans under the Initial First Lien Term Loan Facility and the Second Lien Term Loan Facility and (ii) pay related fees and expenses, including accrued interest. For the six months ended March 31, 2017, the Company recorded a $9,805 loss on the extinguishment of the Initial First Lien Term Loan Facility and the Second Lien Term Loan Facility.

The First Lien Term Loan Facility contains customary covenants typical for this type of financing, including without limitation, limitations on indebtedness, restricted payments including dividends, liens, restrictions on distributions from restricted subsidiaries, sales of assets, affiliate transactions, mergers and consolidations. The First Lien Term Loan Facility also contains customary events of default typical for this type of financing, including, without limitation, failure to pay principal and/or interest when due, failure to observe covenants, certain events of bankruptcy, the rendering of certain judgments, or the loss of any guarantee.

ABL Credit Facility — On December 22, 2016, AII entered into the Fifth Amendment to Credit Agreement and Third Amendment to and Reaffirmation of Guarantee and Collateral Agreement to amend its asset based credit facility (the "ABL Credit Facility"). The amendment, among other things, extended the maturity of the facility to December 22, 2021 and decreased the interest rate margins applicable to loans under the facility to (i) in the case of U.S. dollar-denominated loans, either (x) LIBOR plus an applicable margin ranging from 1.25% to 1.75%, or (y) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% or (ii) in the case of Canadian dollar-denominated loans, either (x) the BA rate plus an applicable margin ranging from 1.25% to 1.75% or (y) a Canadian prime rate plus an applicable margin ranging from 0.25% to 0.75% . The ABL Credit Facility has aggregate commitments of $325,000 and is guaranteed by AIH and the U.S. operating companies owned by AII. AII's availability under the ABL Credit Facility was $223,545 and $206,917 as of March 31, 2017 and September 30, 2016, respectively. Availability under the ABL Credit Facility is subject to a borrowing base equal to the sum of 85% of eligible accounts receivable plus the lesser of (i) 80% of eligible inventory of each borrower and guarantor and (ii) 85% of the net orderly liquidation value of eligible inventory, subject to certain limitations. There were no borrowings outstanding under the ABL Credit Facility as of March 31, 2017 and September 30, 2016, respectively.

The ABL Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. Affirmative covenants include, without limitation, the timely delivery of quarterly and annual financial statements, certifications to be made by AIH, AII and each of its restricted subsidiaries, payment of obligations, maintenance of corporate existence and insurance, notices, compliance with environmental laws, and the grant of liens. The negative covenants include, without limitation: limitations on indebtedness, dividends and distributions, investments, prepayments or redemptions of subordinated indebtedness, amendments of subordinated indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and changes in charter documents. Additionally, if the availability under the ABL Credit Facility falls below certain levels, AII would subsequently be required to maintain a minimum fixed charge coverage ratio. AII has not been subject to the minimum fixed charge coverage ratio during any period subsequent to the establishment of the ABL Credit Facility.

6. INCOME TAXES

For the three months ended March 31, 2017 and March 25, 2016, the Company's effective income tax rate attributable to income before income taxes was 39.5% and 38.4%, respectively. For the three months ended March 31, 2017 and March 25, 2016, the Company's income tax expense was $12,375 and $8,746, respectively. The change in the effective income tax rate was primarily due to the tax impact of the sale of the company’s minority interest in Abahsain-Cope Saudi Arabia Ltd.

For the six months ended March 31, 2017 and March 25, 2016, the Company's effective income tax rate attributable to income before income taxes was 33.0% and 37.1% respectively. For the six months ended March 31, 2017 and March 25, 2016, the Company's income tax expense was $17,882 and $13,344, respectively. The change in the effective tax rate was primarily due to the excess tax benefit associated with the exercise of stock options, which is reflected as a reduction in tax expense in the current period and the impact of the nondeductible transaction costs in the prior period, not incurred in the current period.

The Company has recorded a valuation allowance against net operating losses in certain foreign jurisdictions. A valuation allowance is recorded when it is determined to be more likely than not that these deferred tax assets will not be fully realized in the foreseeable future. The realization of deferred tax assets is dependent upon whether the Company can generate future taxable income in the appropriate character and jurisdiction to utilize the assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods.

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that it has determined are more likely than not to be realized upon examination. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is fully indemnified by its former parent for uncertain tax positions taken prior to December 22, 2010.

For the six months ended March 31, 2017, the Company made no additional provision for U.S. or non-U.S. income taxes on the undistributed income of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such income is expected to be indefinitely reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such income.

7. POSTRETIREMENT BENEFITS

The net periodic benefit cost for the three and six months ended March 31, 2017 and March 25, 2016 was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Service cost	$512	$474	$1,024	$947
Interest cost	948	1,036	1,897	2,072
Expected return on plan assets	(1,650)	(1,580)	(3,300)	(3,159)
Amortization of actuarial loss	326	180	651	360
Net periodic benefit cost	$136	$110	$272	$220

The amortization of actuarial loss is included as a component of cost of sales on the Company's condensed consolidated statements of operations.

8. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period, adjusted to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect of stock options, performance stock units and restricted stock units are reflected in diluted earnings per share by applying the treasury stock method. There are no other potentially dilutive instruments outstanding. For the six months ended March 25, 2016, as the Company settled all employee stock options in cash, the potential issuance of shares of common stock related to these options did not affect diluted shares. Holders of certain stock-based compensation awards are eligible to receive dividends. Net earnings allocated to participating securities were not significant for the three and six months ended March 31, 2017 and March 25, 2016.

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Basic:
Net income	$18,935	$14,007	$36,317	$22,579
Weighted-average shares outstanding	63,252	62,490	62,948	62,478
Basic earnings per share	$0.30	$0.22	$0.58	$0.36

Diluted:
Net income	18,935	14,007	36,317	22,579
Weighted-average shares outstanding	63,252	62,490	62,948	62,478
Effect of dilutive securities: Stock compensation plans(1)	3,636	—	3,498	—
Weighted-average shares outstanding - diluted	66,888	62,490	66,446	62,478
Diluted earnings per share	$0.28	$0.22	$0.55	$0.36

(1) Stock options to purchase approximately 2.3 million shares of common stock and 0.2 million shares of restricted stock were outstanding during the three months ended March 31, 2017, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

Stock options to purchase 2.7 million shares of common stock and 0.1 million shares of restricted stock were outstanding during the six months ended March 31, 2017, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

9. RESTRUCTURING CHARGES

The liability for restructuring reserves is included within other current liabilities in the Company's condensed consolidated balance sheets as follows:

	Electrical Raceway	MP&S		Other/Corporate
(in thousands)	Severance	Severance	Other	Severance	Other	Total
Balance as of September 25, 2015	$—	$3,717	$620	$15	$61	$4,413
Charges	28	1,468	2,583	—	199	4,278
Utilization	(28)	(4,157)	(2,542)	(11)	(260)	(6,998)
Reversal	—	(184)	(122)	(4)	—	(310)
Exchange rate effects	—	(3)	—	—	—	(3)
Balance as of September 30, 2016	—	841	539	—	—	1,380
Charges	86	683	68	—	—	837
Utilization	(86)	(770)	(557)	—	—	(1,413)
Reversal	—	—	(36)	—	—	(36)
Exchange rate effects	—	(40)	—	—	—	(40)
Balance as of March 31, 2017	$—	$714	$14	$—	$—	$728

The net restructuring charges included as a component of selling, general and administrative expenses in the Company's condensed consolidated statements of operations were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Total restructuring charges, net	$412	$775	$801	$2,069

10. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of March 31, 2017, such obligations were $128,303 for the rest of fiscal year 2017, $5,116 for fiscal year 2018 and $849 thereafter. These amounts represent open purchase orders for materials used in production.

Legal Contingencies — The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd. ("Tyco"), including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe ("ABF"), which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride ("CPVC") and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which we refer to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company's product liability reserves related to Special Products Claims matters were $3,593 and $3,273 as of March 31, 2017 and September 30, 2016, respectively. The Company separately reserves for other product liability matters that do not involve Special Products Claims. The Company's other product liability reserves were $1,878 and $1,678 as of March 31, 2017 and September 30, 2016, respectively. As of March 31, 2017, the Company believes that the range of probable losses for Special Products Claims and other product liabilities is between $3,000 and $10,000.

At this time, the Company does not expect the outcome of the Special Products Claims proceedings, either individually or in the aggregate, to have a material adverse effect on its business, financial condition, results of operations or cash flows, and the Company believes that its reserves are adequate for all claims, including for Special Products Claims contingencies. However, it is possible that additional reserves could be required in the future that could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. This additional loss or range of losses cannot be recorded at this time, as it is not reasonably estimable.

During the three months ended March 31, 2017, the U.S. Department of Commerce ruled on a scope request in relation to an Antidumping Duty Order for Malleable Iron Pipe Fittings from China. The ruling subjects certain of the Company's imports of conduit fittings within the Atkore Steel Components Inc. business (acquired in November 2014) to antidumping duties, which are incremental to the duties previously paid upon importation. The Company is appealing the scope decision and has established an accrual of $7,501 during the three months ended March 31, 2017 for the related contingent liability, within selling, general and administrative in our condensed consolidated statements of operations which covers the post-acquisition period through the date of the scope ruling.

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

11. GUARANTEES

The Company has outstanding letters of credit totaling $8,560 supporting workers' compensation and general liability insurance policies, and $1,500 supporting foreign lines of credit as of March 31, 2017. The Company also has surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $29,739 as of March 31, 2017.

As of September 30, 2016, the Company had outstanding letters of credit totaling $9,121 as collateral for advance payments it received pursuant to the sale of its minority ownership share in Abahsain-Cope Saudi Arabia Ltd. The bank guarantees were canceled during the three months ended March 31, 2017 when the transfer of ownership was completed.

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

12. ASSETS HELD FOR SALE

(in thousands)	March 31, 2017	September 30, 2016
Assets held for sale	$—	$6,680

In May 2012, the Company entered into a share purchase agreement pursuant to which the Company would sell its minority ownership share in Abahsain-Cope Saudi Arabia Ltd. for cash consideration of $9,087. The total carrying value of the investment was $3,313. During the three months ended March 31, 2017, the Company recognized a pre-tax gain of $5,774 ($3,102, net of tax) on the sale when transfer of ownership was completed.

During the first quarter of fiscal 2017, the Company sold a parcel of land and a building related to the exit of a manufacturing facility in Philadelphia, PA at a loss of $329. The assets were previously classified as held for sale and had a carrying value of $3,367.

13. SEGMENT INFORMATION

The Company has two operating segments, which are also its reportable segments. The Company's operating segments are organized based upon primary market channels and, in most instances, the end use of products.

Through its Electrical Raceway segment, the Company manufactures products that deploy, isolate and protect a structure's electrical circuitry from the original power source to the final outlet. These products, which include electrical conduit, armored cable, cable trays, mounting systems and fittings, are critical components of the electrical infrastructure for new construction and maintenance, repair and remodel ("MR&R") markets. The vast majority of the Company's Electrical Raceway net sales are made to electrical distributors, who then serve electrical contractors, and the Company considers both to be customers.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the sum of income before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, loss (gain) on extinguishment of debt, interest expense (net), restructuring and impairments, stock-based compensation, certain legal matters, consulting fees, transaction costs, gain on sale of joint venture and other items, such as lower of cost or market inventory adjustments and the impact from the Fence and Sprinkler exit. Prior to fiscal 2017, income before income taxes was also adjusted to exclude net periodic pension benefit cost and ABF product liability. Beginning in fiscal 2017, these costs are no longer excluded. Prior fiscal years have not been restated for this change due to the relative insignificance and nature of these amounts.

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

	Three Months Ended
	March 31, 2017			March 25, 2016
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$250,800	$308	$44,866	$230,835	$458	$42,186
MP&S	121,991	36	$17,268	122,211	34	$22,324
Eliminations	—	(344)		—	(492)
Consolidated operations	$372,791	$—		$353,046	$—

	Six months ended
	March 31, 2017			March 25, 2016
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$473,242	$829	$85,184	$454,139	$759	$76,619
MP&S	237,140	65	$34,845	257,282	65	$41,701
Eliminations	—	(894)		—	(824)
Consolidated operations	$710,382	$—		$711,421	$—

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Three Months Ended		Six Months Ended
(in thousands)	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Operating segment Adjusted EBITDA
Electrical Raceway	$44,866	$42,186	$85,184	$76,619
MP&S	17,268	22,324	34,845	41,701
Total	62,134	64,510	120,029	118,320
Unallocated expenses (a)	(6,012)	(6,149)	(14,016)	(11,906)
Interest expense, net	(5,231)	(10,567)	(15,061)	(20,448)
Depreciation and amortization	(13,273)	(13,249)	(26,901)	(26,742)
Gain (loss) on extinguishment of debt	—	1,661	(9,805)	1,661
Restructuring & impairments(b)	(412)	(775)	(801)	(2,069)
Net periodic pension benefit cost(c)	—	(110)	—	(220)
Stock-based compensation(d)	(3,584)	(9,998)	(6,304)	(12,043)
ABF product liability impact(e)	—	(213)	—	(425)
Legal matters(f)	(7,501)	—	(7,501)	—
Consulting fee(g)	—	(875)	—	(1,750)
Transaction costs(h)	(138)	(2,776)	(1,698)	(3,431)
Gain on sale of joint venture(i)	5,774	—	5,774	—
Other(j)	(447)	1,294	10,483	(4,213)
Impact of Fence and Sprinkler exit(k)	—	—	—	(811)
Income before income taxes	$31,310	$22,753	$54,199	$35,923

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.
(b) Restructuring amounts represent exit or disposal costs including termination benefits and facility closure costs. Impairment amounts represent write-downs of goodwill, intangible assets and/or long-lived assets. See Note 9, ''Restructuring Charges''.
(c) Through fiscal 2016, represents pension costs in excess of cash funding for pension obligations in the period. Beginning in fiscal 2017, the Company has not excluded net periodic pension benefit cost from Adjusted EBITDA. Fiscal 2016 has not been restated for this change due to the relative insignificance and nature of these amounts. See Note 7, ''Postretirement Benefits''.
(d) Represents stock-based compensation expenses related to stock option awards, performance stock awards and restricted stock awards.
(e) Through fiscal 2016, represents changes in our estimated exposure to ABF matters. Beginning in fiscal 2017, the company has excluded the costs incurred with the ABF product liability from Adjusted EBITDA. Fiscal 2016 has not been restated for this change due to the relative insignificance and nature of these amounts. See Note 10, ''Commitments and Contingencies''.
(f) See Note 10, ''Commitments and Contingencies''.
(g) Represents amounts paid to CD&R under a consulting agreement which was terminated on June 15, 2016.
(h) Represents expenses related to our initial public offering and secondary offerings and acquisition and divestiture-related activities.
(i) Represents gain on sale of Abahsain-Cope Saudi Arabia Ltd. joint venture. See Note 12, ''Assets Held for Sale''.
(j) Represents other items, such as lower-of-cost-or-market inventory adjustments and release of certain indemnified uncertain tax positions.
(k) Represents historical performance of Fence and Sprinkler and related operating costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward- looking statements. Factors that could cause or contribute to these differences include those factors discussed below and included or referenced elsewhere in this report, particularly in the sections entitled "Forward-Looking Statements" and "Risk Factors".

Use of Non-GAAP Measures

Adjusted net sales

We present Adjusted net sales to facilitate comparisons of reported net sales from period to period within our MP&S segment. In August 2015, we announced plans to exit Fence and Sprinkler in order to re-align our long-term strategic focus. These product lines were discontinued during the three months ended December 25, 2015.

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

The following table sets forth a reconciliation of net sales to Adjusted net sales for the six months ended March 25, 2016:

Six Months Ended
($ in thousands)	March 25, 2016
Net sales	$711,421
Impact of Fence and Sprinkler exit	(7,816)
Adjusted net sales	$703,605

Adjusted EBITDA and Adjusted EBITDA Margin

We use Adjusted EBITDA and Adjusted EBITDA Margin in evaluating the performance of our business, and we use each in the preparation of our annual operating budgets and as indicators of business performance and profitability. We believe Adjusted EBITDA and Adjusted EBITDA Margin allow us to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance.

We define Adjusted EBITDA as net income before: depreciation and amortization, loss (gain) on extinguishment of debt, interest expense (net), income tax expense, restructuring and impairments, stock-based compensation, legal matters, consulting fees, transaction costs, gain on sale of joint venture, other items, and the impact from our Fence and Sprinkler exit. Prior to fiscal 2017, net income was also adjusted to exclude net periodic pension benefit costs and the impact from anti-microbial coated sprinkler pipe, or "ABF" product liability. These costs are no longer an adjustment to EBITDA beginning in fiscal 2017. Prior fiscal years have not been restated for this change due to the relative insignificance and nature of the amounts. We believe Adjusted EBITDA, when presented in conjunction with comparable GAAP measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Adjusted net sales.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the three and six months ended March 31, 2017 and March 25, 2016:

	Three Months Ended		Six months ended
(in thousands)	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Net income	$18,935	$14,007	$36,317	$22,579
Interest expense, net	5,231	10,567	15,061	20,448
Income tax expense	12,375	8,746	17,882	13,344
Depreciation and amortization	13,273	13,249	26,901	26,742
Loss (gain) on extinguishment of debt	—	(1,661)	9,805	(1,661)
Restructuring & impairments (a)	412	775	801	2,069
Net periodic pension benefit cost (b)	—	110	—	220
Stock-based compensation (c)	3,584	9,998	6,304	12,043
ABF product liability impact (d)	—	213	—	425
Consulting fee (e)	—	875	—	1,750
Legal matters (f)	7,501	—	7,501	—
Transaction costs (g)	138	2,776	1,698	3,431
Gain on sale of joint venture (h)	(5,774)	—	(5,774)	—
Other (i)	447	(1,294)	(10,483)	4,213
Impact of Fence and Sprinkler exit (j)	—	—	—	811
Adjusted EBITDA	$56,122	$58,361	$106,013	$106,414

(a) Restructuring amounts represent exit or disposal costs including termination benefits and facility closure costs. Impairment amounts represent write-downs of goodwill, intangible assets and/or long-lived assets. See Note 9, ''Restructuring Charges'' to our unaudited condensed consolidated financial statements for further detail.
(b) Through fiscal 2016, represents pension costs in excess of cash funding for pension obligations in the period. Beginning in fiscal 2017, the Company has not excluded net periodic pension benefit cost from Adjusted EBITDA. Fiscal 2016 has not been restated for this change due to the relative insignificance and nature of these amounts. See Note 7, ''Postretirement Benefits'' to our unaudited condensed consolidated financial statements for further detail.
(c) Represents stock-based compensation expenses related to stock option awards, performance stock awards and restricted stock awards.
(d) Through fiscal 2016, represents changes in our estimated exposure to ABF matters. Beginning in fiscal 2017, the company has excluded the costs incurred with the ABF product liability from Adjusted EBITDA. Fiscal 2016 has not been restated for this change due to the relative insignificance and nature of these amounts. See Note 10, ''Commitments and Contingencies'' to our unaudited condensed consolidated financial statements for further detail.
(e) Represents amounts paid to CD&R under a consulting agreement which was terminated on June 15, 2016.
(f) See Note 10, ''Commitments and Contingencies'' to our unaudited condensed consolidated financial statements for further detail.
(g) Represents expenses related to our initial public offering ("IPO") and secondary offerings and acquisition and divestiture-related activities.

(h) Represents gain on sale of Abahsain-Cope Saudi Arabia Ltd. joint venture. See Note 12, ''Assets Held for Sale'' to our unaudited condensed consolidated financial statements for further detail.
(i) Represents other items, such as lower-of-cost-or-market inventory adjustments and release of certain indemnified uncertain tax positions.
(j) Represents historical performance of Fence and Sprinkler and related operating costs.

Results of Operations

The results of operations for the three months ended March 31, 2017 and March 25, 2016 were as follows:

	Three Months Ended
($ in thousands)	March 31, 2017	March 25, 2016	Change	% Change
Net sales	$372,791	$353,046	$19,745	5.6%
Cost of sales	284,842	261,636	23,206	8.9%
Gross profit	87,949	91,410	(3,461)	(3.8)%
Selling, general and administrative	51,689	54,179	(2,490)	(4.6)%
Intangible asset amortization	5,493	5,572	(79)	(1.4)%
Operating income	30,767	31,659	(892)	(2.8)%
Gain on sale of joint venture (see Note 12)	(5,774)	—	(5,774)	*
Interest expense, net	5,231	10,567	(5,336)	(50.5)%
Gain on extinguishment of debt	—	(1,661)	1,661	*
Income before income taxes	31,310	22,753	8,557	37.6%
Income tax expense	12,375	8,746	3,629	41.5%
Net income	$18,935	$14,007	$4,928	35.2%
Non-GAAP financial data
Adjusted EBITDA	$56,122	$58,361	$(2,239)	(3.8)%
Adjusted EBITDA Margin	15.1%	16.5%
* Not meaningful

Net sales

Net sales increased $19.7 million, or 5.6% to $372.8 million for the three months ended March 31, 2017 compared to $353.0 million for the prior-year period. The increase was due to higher net average selling prices of $31.9 million, primarily for the metal electrical conduit and fittings products resulting from the pass-through impacts of higher steel costs during the three months ended March 31, 2017. The increase in sales is partially offset by lower sales volume of $9.7 million, primarily due to lower demand for mechanical pipe products from the solar end-market and armored cable and fittings products. Net sales also decreased $1.3 million due to the impact of a stronger U.S. dollar and $1.2 million due to decreased freight revenue resulting from the lower volume of products sold and freight efficiency savings.

Cost of sales

Cost of sales increased by $23.2 million, or 8.9% to $284.8 million for the three months ended March 31, 2017 compared to $261.6 million for the prior-year period. The increase was due to higher material costs of $29.2 million, primarily for the metal electrical conduit and fittings products and $2.2 million due to an increase in lower-of-cost-or-market charges. The increase in cost of sales is partially offset by $5.2 million of lower volume of products sold, primarily related to lower demand for mechanical pipe products from the solar end-market and $1.9 million of lower freight and warehouse costs. A stronger U.S. dollar provided a favorable foreign currency translation impact, lowering cost of sales by $1.1 million.

Gross profit

Gross profit decreased by $3.5 million, or 3.8% to $87.9 million for the three months ended March 31, 2017 compared to $91.4 million for the prior-year period. The net decrease was primarily attributable to a higher gross profit in the prior-year period for mechanical pipe products within the solar-end market.

Selling, general and administrative

Selling, general and administrative expenses decreased $2.5 million, or 4.6% to $51.7 million for the three months ended March 31, 2017 compared to $54.2 million for the prior-year period. The decrease was primarily driven by lower stock-based compensation expense of $6.4 million and lower professional services of $4.8 million, including IPO-related costs. The decrease is partially offset by a legal contingency of $7.5 million related to antidumping duties. See Note 10, ''Commitments and Contingencies'' to our unaudited condensed consolidated financial statements for further detail.

Intangible asset amortization

Intangible asset amortization expense of $5.5 million for the three months ended March 31, 2017 remained flat compared to the prior-year period.

Operating income

Operating income decreased $0.9 million or 2.8% to $30.8 million for the three months ended March 31, 2017 compared to $31.7 million for the prior-year period. The decrease was due primarily to lower gross profit of $3.5 million offset in part by a decrease in selling, general, and administrative expenses of $2.5 million.

Gain on sale of joint venture

In May 2012, we entered into a share purchase agreement pursuant to which the Company would sell its minority ownership share in Abahsain-Cope Saudi Arabia Ltd. for cash consideration of $9.1 million. The total carrying value of the investment was $3.3 million. We recognized a pre-tax gain of $5.8 million on the sale during the three months ended March 31, 2017 when transfer of ownership was completed.

Interest expense, net

Interest expense, net, decreased $5.3 million, or 50.5% to $5.2 million for the three months ended March 31, 2017 compared to $10.6 million for the prior-year period. The decrease is due to our refinancing transactions on December 22, 2016, which resulted in $4.9 million of lower interest and amortization expense resulting from lower levels of debt and lower interest rates. See Note 5, ''Debt'' to our unaudited condensed consolidated financial statements for further detail. Additionally, we earned higher interest income of $0.4 million compared to the prior-year period.

Income tax expense

Our income tax rate increased to 39.5% for the three months ended March 31, 2017 compared to 38.4% for the prior-year period. The change in the effective tax rate was primarily due to the sale of the company’s minority interest in Abahsain-Cope Saudi Arabia Ltd.

Net income

Net income increased by $4.9 million, or 35.2% to $18.9 million for the three months ended March 31, 2017 compared to $14.0 million for the three months ended March 25, 2016 primarily due to an increase in non-operating income based on factors discussed above.

Adjusted EBITDA

Adjusted EBITDA decreased by $2.2 million, or 3.8% to $56.1 million for the three months ended March 31, 2017 compared to $58.4 million for the three months ended March 25, 2016. The net decrease was primarily attributable to lower gross profit.

Segment results

Electrical Raceway

	Three Months Ended
($ in thousands)	March 31, 2017	March 25, 2016	Change	% Change
Net sales	$251,108	$231,293	$19,815	8.6%
Adjusted EBITDA	$44,866	$42,186	$2,680	6.4%
Adjusted EBITDA margin	17.9%	18.2%

Net sales

Net sales increased $19.8 million, or 8.6%, to $251.1 million for the three months ended March 31, 2017 compared to $231.3 million for the three months ended March 25, 2016. The increase was due primarily to higher average selling prices of $23.9 million resulting from the pass-through impact of higher input costs and our ability to earn a premium from meeting customer expectations of product availability, delivery service levels and co-loading capabilities and $0.3 million due to the impact of a stronger U.S. dollar, partially offset by $4.4 million of volume reduction from lower market demand for non-residential end-markets.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2017 increased $2.7 million, or 6.4%, to $44.9 million from $42.2 million for the three months ended March 25, 2016. Adjusted EBITDA increased due to the pass-through impact of higher input costs and our ability to earn a premium from meeting customer expectations of product availability, delivery service levels and co-loading capabilities and improved manufacturing productivity, partially offset by lower volume resulting from lower market demand for non-residential end-markets.

Mechanical Products & Solutions

	Three Months Ended
($ in thousands)	March 31, 2017	March 25, 2016	Change	% Change
Net sales	$122,027	$122,245	$(218)	(0.2)%
Adjusted EBITDA	$17,268	$22,324	$(5,056)	(22.6)%
Adjusted EBITDA margin	14.2%	18.3%

Net sales

Net sales decreased $0.2 million, or 0.2%, for the three months ended March 31, 2017 to $122.0 million compared to $122.2 million for the three months ended March 25, 2016. The decrease was primarily due to lower volume of $5.4 million, primarily related to lower demand of mechanical pipe products from the solar end-market. Net sales also decreased $1.6 million related to negative foreign currency translation impact and $1.2 million due to lower freight income resulting from freight efficiencies. The decrease in net sales was partially offset by increased average selling prices of $8.0 million resulting from the pass-through impact of higher input costs.

Adjusted EBITDA

Adjusted EBITDA decreased $5.1 million, or 22.6%, to $17.3 million for the three months ended March 31, 2017 compared to $22.3 million for the three months ended March 25, 2016. Adjusted EBITDA decreased due to lower volumes of mechanical pipe products within the solar end-market, which are typically higher margin products.

The results of operations for the six months ended March 31, 2017 and March 25, 2016 were as follows:

	Six months ended
($ in thousands)	March 31, 2017	March 25, 2016	Change	% Change
Net sales	$710,382	$711,421	$(1,039)	(0.1)%
Cost of sales	530,428	547,602	(17,174)	(3.1)%
Gross profit	179,954	163,819	16,135	9.8%
Selling, general and administrative	95,581	98,020	(2,439)	(2.5)%
Intangible asset amortization	11,082	11,089	(7)	(0.1)%
Operating income	73,291	54,710	18,581	34.0%
Gain on sale of joint venture (see Note 12)	(5,774)	—	(5,774)	*
Interest expense, net	15,061	20,448	(5,387)	(26.3)%
Loss (gain) on extinguishment of debt	9,805	(1,661)	11,466	(690.3)%
Income before income taxes	54,199	35,923	18,276	50.9%
Income tax expense	17,882	13,344	4,538	34.0%
Net income	$36,317	$22,579	$13,738	60.8%
Non-GAAP financial data
Adjusted net sales	$710,382	$703,605	$6,777	1.0%
Adjusted EBITDA	$106,013	$106,414	$(401)	(0.4)%
Adjusted EBITDA Margin	14.9%	15.1%
* Not meaningful

Net sales

Net sales decreased $1.0 million, or 0.1% to $710.4 million for the six months ended March 31, 2017 compared to $711.4 million for the six months ended March 25, 2016. The decrease was due to lower volume of $40.2 million primarily related to lower demand for mechanical pipe products within the solar end-market. Net sales also decreased $7.8 million related to the Fence and Sprinkler exit in November 2015, $3.8 million due to the impact of a stronger U.S. dollar and $3.5 million of decreased freight revenue. These decreases were partially offset by $54.3 million of higher net average selling prices in part due to the pass-through impact of rising input costs during the period, primarily in the nonresidential market.

Cost of sales

Cost of sales decreased by $17.2 million, or 3.1% to $530.4 million for the six months ended March 31, 2017 compared to $547.6 million for the six months ended March 25, 2016. The decrease was primarily due to lower volume of $28.8 million primarily related to lower demand for our mechanical pipe products within the solar end-market. Cost of sales also decreased $9.0 million due to lower freight and warehouse costs resulting from productivity efficiencies and lower volume of products sold, $6.7 million resulting from the Fence and Sprinkler exit, and $3.2 million resulting from the favorable foreign currency translation impact of a stronger U.S. dollar. The decrease in cost of sales was offset partially by an increase in input costs of $30.5 million, net of lower-of-cost-or-market charges.

Gross profit

Gross profit increased by $16.1 million, or 9.8% to $180.0 million for the six months ended March 31, 2017 compared to $163.8 million for the six months ended March 25, 2016. The net increase was primarily attributable to the pass-through impact of higher raw material input costs and our ability to execute our strategic pricing initiatives by meeting customer expectations. We also experienced lower freight and warehouse costs offset in part by lower volume of products sold and the impact of our Fence and Sprinkler exit.

Selling, general and administrative

Selling, general and administrative expenses decreased $2.4 million, or 2.5% to $95.6 million for the six months ended March 31, 2017 compared to $98.0 million for the six months ended March 25, 2016. The decrease was primarily driven lower stock-based compensation expense of $5.7 million, elimination of consulting fees of $1.8 million resulting from the termination of the CD&R consulting agreement during the third quarter of fiscal 2016, lower IPO related costs of $1.6 million and lower restructuring costs of $1.3 million related to our Fence and Sprinkler exit, which was completed in the three months ended December 25, 2015. The decrease in selling, general and administrative expense was partially offset by a legal contingency of $7.5 million related to antidumping duties recorded in the three months ended March 31, 2017. See Note 10, ''Commitments and Contingencies'' to our unaudited condensed consolidated financial statements for further detail.

Intangible asset amortization

Intangible asset amortization expense of $11.1 million for the six months ended March 31, 2017 remained flat compared to the prior year.

Operating income

Operating income increased $18.6 million or 34.0% to $73.3 million for the six months ended March 31, 2017 compared to $54.7 million for the six months ended March 25, 2016. The increase was due primarily to expanded gross profit of $16.1 million and a decrease in selling, general, and administrative expenses of $2.4 million.

Gain on sale of joint venture

In May 2012, we entered into a share purchase agreement pursuant to which the Company would sell its minority ownership share in Abahsain-Cope Saudi Arabia Ltd. for cash consideration of $9.1 million. The total carrying value of the investment was $3.3 million. During the three months ended March 31, 2017, we recognized a pre-tax gain of $5.8 million on the sale when transfer of ownership was completed.

Interest expense, net

Interest expense, net, decreased $5.4 million, or 26.3% to $15.1 million for the six months ended March 31, 2017 compared to $20.4 million for the six months ended March 25, 2016. The decrease is due to our debt refinancing transactions on December 22, 2016, which resulted in $5.2 million of lower interest and amortization expense resulting from lower levels of debt and lower interest rates. See Note 5, ''Debt'' to our unaudited condensed consolidated financial statements for further detail. We also earned higher interest income of $0.2 million.

Loss (gain) on extinguishment of debt

The $9.8 million loss on extinguishment of debt in the six months ended March 31, 2017 related to the December 22, 2016 debt refinancing transactions. See Note 5, ''Debt'' to our unaudited condensed consolidated financial statements for further detail.

The $1.7 million gain on extinguishment of debt in the six months ended March 25, 2016 related to the January 22, 2016 redemption of a portion of the Second Lien Term Loan Facility.

Income tax expense

Our income tax rate decreased to 33.0% for the six months ended March 31, 2017 compared to 37.1% for the six months ended March 25, 2016. The change in the effective tax rate was primarily due to the excess tax benefit associated with the exercise of stock options recognized which is reflected as a reduction in tax expense in the current period and the impact of the nondeductible transaction costs in the prior period, not incurred in the current period.

Net income

Net income increased by $13.7 million, or 60.8% to $36.3 million for the six months ended March 31, 2017 compared to $22.6 million for the six months ended March 25, 2016 primarily due to an increase in operating income, offset partially by a an increase in income tax expense.

Adjusted EBITDA

Adjusted EBITDA increased by $0.4 million, or 0.4% to $106.0 million for the six months ended March 31, 2017 compared to $106.4 million for the six months ended March 25, 2016. The increase was due primarily to higher gross profit attributable to the pass-through impact of higher material costs and improving productivity in manufacturing freight and warehouse costs, partially offset by a decrease in the volume of products sold.

Segment results

Electrical Raceway

	Six months ended
($ in thousands)	March 31, 2017	March 25, 2016	Change	% Change
Net sales	$474,071	$454,898	$19,173	4.2%
Adjusted EBITDA	$85,184	$76,619	$8,565	11.2%
Adjusted EBITDA margin	18.0%	16.8%

Net sales

Net sales increased $19.2 million, or 4.2%, to $474.1 million for the six months ended March 31, 2017 compared to $454.9 million for the six months ended March 25, 2016. The increase was due primarily to higher average selling prices of $40.5 million resulting from the pass-through impact of higher input costs and our ability to earn a premium from meeting customer expectations of product availability, delivery service levels and co-loading capabilities and a favorable foreign currency translation impact of $0.3 million. The increase in sales is offset by lower sales volume of $21.5 million across all of our Electrical Raceway product lines and lower freight income of $0.1 million.

Adjusted EBITDA

Adjusted EBITDA for the six months ended March 31, 2017 increased $8.6 million, or 11.2%, to $85.2 million from $76.6 million for the six months ended March 25, 2016.The primary driver of the increase was gross profit expansion due to productivity savings, selling higher value products and the pass-through impact of higher input costs.

Mechanical Products & Solutions

	Six months ended
($ in thousands)	March 31, 2017	March 25, 2016	Change	% Change
Net sales	$237,205	$257,347	$(20,142)	(7.8)%
Impact of Fence and Sprinkler exit	—	(7,816)	7,816	(100.0)%
Adjusted net sales	$237,205	$249,531	$(12,326)	(4.9)%
Adjusted EBITDA	$34,845	$41,701	$(6,856)	(16.4)%
Adjusted EBITDA margin	14.7%	16.7%

Net sales

Net sales decreased $20.1 million, or 7.8%, for the six months ended March 31, 2017 to $237.2 million compared to $257.3 million for the six months ended March 25, 2016. The decrease was primarily due to lower sales volume of $18.6 million, related to lower demand across mechanical pipe products in the solar end-market, partially offset by increased volume for international business and construction services. Net sales decreased $7.8 million related to the Fence and Sprinkler exit in November 2016, negative foreign currency translation impact of $4.1 million and $3.4 million due to lower freight income. The decrease in net sales is partially offset by increased average selling prices of $13.8 million resulting from the pass-through impact of higher input costs.

Adjusted EBITDA

Adjusted EBITDA decreased $6.9 million, or 16.4%, to $34.8 million six months ended March 31, 2017 compared to $41.7 million for the six months ended March 25, 2016. Adjusted EBITDA decreased primarily due to the decrease in volume due to lower demand across mechanical pipe products in the solar end-market, offset partially by productivity savings and increased prices.

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $77.9 million as of March 31, 2017, of which $29.8 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to U.S. or local country taxes if the Company's intention to permanently reinvest such income in the applicable foreign jurisdictions were to change and the cash was repatriated to the U.S. Our cash and cash equivalents decreased $122.3 million from September 30, 2016 primarily due to the Refinancing activities. See Note 5, ''Debt'' to our unaudited condensed consolidated financial statements for further detail.

In general, we require cash to fund working capital, capital expenditures, debt repayment, interest payments and taxes. We have access to the ABL Credit Facility to fund operational needs. As of March 31, 2017, there were no outstanding borrowings under the ABL Credit Facility (excluding $10.1 million of letters of credit issued under the ABL Credit Facility), and the borrowing base was estimated to be $233.6 million. Because outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings, approximately $223.5 million was available under our ABL Credit Facility as of March 31, 2017.

The agreements governing the First Lien Term Loan Facility and the ABL Credit Facility (the "Credit Facilities") contain covenants that limit or restrict AII's ability to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. AII has been in compliance with the covenants under the agreements for all periods presented.

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

The agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries, including AII, to pay dividends, make loans or otherwise transfer assets from Atkore International and, in turn, to us. Further, AII's subsidiaries are permitted under the terms of the Credit Facilities to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to AII and, in turn, to us. The First Lien Term Loan Facility requires AII to meet a certain consolidated coverage ratio on an incurrence basis in connection with additional indebtedness. The ABL Credit Facility contains limits on additional indebtedness based on various conditions for incurring the additional debt. See Note 5, ''Debt'' to our unaudited condensed consolidated financial statements for further detail.

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Six months ended
(in thousands)	March 31, 2017	March 25, 2016
Cash flows provided by (used in):
Operating activities	$25,097	$82,157
Investing activities	(5,315)	(8,511)
Financing activities	(141,229)	(19,973)

Operating activities

During the six months ended March 31, 2017, $25.1 million was provided by operating activities compared to $82.2 million during the six months ended March 25, 2016. The $57.1 million decrease in cash provided was primarily due to an increase in net working capital. Net working capital days increased due to higher accounts receivable and inventories primarily due to an increase in the input costs.

Investing activities

During the six months ended March 31, 2017, the Company used $5.3 million for investing activities compared to $8.5 million during the six months ended March 25, 2016. The $3.2 million decrease in cash used for investing activities is primarily due to $3.0 million of proceeds from the sale of assets held for sale related to the exit of a manufacturing facility in Philadelphia, PA during the six months ended March 31, 2017.

Financing Activities

During the six months ended March 31, 2017, the Company used $141.2 million for financing activities compared to $20.0 million provided during the six months ended March 25, 2016.

The use of cash was primarily for the $649.9 million redemption of the Initial First Term Lien Loan Facility and the Second Term Lien Loan Facility offset by cash provided from the net borrowing of $498.8 million under the First Lien Term Loan Facility. See Note 5, ''Debt'' to our unaudited condensed consolidated financial statements for further detail. Additionally, the Company issued $7.2 million of common stock during the six months ended March 25, 2016 pursuant to equity compensation plans.

Contractual Obligations and Commitments

There have been no material changes from the information provided in our Quarterly Report on Form 10-Q filed February 7, 2017.

Change in Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates since the filing of our Annual Report.

Recent Accounting Standards

See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' to our unaudited condensed consolidated financial statements.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed or referenced under the caption "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

•	our inability to continue importing raw materials, component parts and/or finished goods;

•	changes in legislation, regulation and government policy as a result of the 2016 U.S. presidential and congressional elections;

•	the incurrence of liabilities and the issuance of additional debt or equity in connection with acquisitions, joint ventures or divestitures;

•	failure to manage acquisitions successfully, including identifying, evaluating, and valuing acquisition targets and integrating acquired companies, businesses or assets;

•	the incurrence of liabilities in connection with violations of the FCPA and similar foreign anti-corruption laws;

•	the incurrence of additional expenses, increase in complexity of our supply chain and potential damage to our reputation with customers resulting from regulations related to "conflict minerals";

•	disruptions or impediments to the receipt of sufficient raw materials resulting from various anti-terrorism security measures;

•	restrictions contained in our debt agreements;

•	failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt;

•	the significant influence the CD&R Investor will have continued to have over corporate decisions; and

•	other risks and factors described in this report and from time to time in documents that we file with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The section entitled "Quantitative and Qualitative Disclosures about Market Risk" included in the Company's Registration Statement on Form S-1 filed on February 8, 2017 (File No. 333-215970) is incorporated herein by reference.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 10, ''Commitments and Contingencies'' to our unaudited condensed consolidated financial statements for further detail.

Item 1A. Risk Factors

The section entitled "Risk Factors" included in the Company's Registration Statement on Form S-1 filed on February 8, 2017 (File No. 333-215970) is incorporated herein by reference.

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

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	May 9, 2017	By:	/s/ James A. Mallak
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)