Form 10-Q
period 2017-06-30
Atkore International Group Inc.
filed 2017-08-08
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 21, 2017, there were 64,076,230 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net sales	$397,745	$395,724	$1,108,127	$1,107,145
Cost of sales	304,920	284,203	835,348	831,805
Gross profit	92,825	111,521	272,779	275,340
Selling, general and administrative	42,455	64,392	138,036	162,412
Intangible asset amortization	5,546	5,566	16,628	16,655
Operating income	44,824	41,563	118,115	96,273
Interest expense, net	5,811	10,169	20,872	30,617
Loss (gain) on extinguishment of debt	—	—	9,805	(1,661)
Other expense (income), net (See Note 14)	117	—	(5,657)	—
Income before income taxes	38,896	31,394	93,095	67,317
Income tax expense	11,431	10,749	29,313	24,093
Net income	$27,465	$20,645	$63,782	$43,224

Weighted-average common shares outstanding
Basic	63,817	62,492	63,239	62,491
Diluted	66,939	62,492	66,613	62,491
Net income per share (see Note 9)
Basic	$0.43	$0.33	$1.01	$0.69
Diluted	$0.41	$0.33	$0.96	$0.69
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net income	$27,465	$20,645	$63,782	$43,224
Other comprehensive income:
Change in foreign currency translation adjustment	916	(155)	(75)	(216)
Change in unrecognized loss related to pension benefit plans (See Note 8)	326	180	977	541
Total other comprehensive income (loss)	1,242	25	902	325
Comprehensive income	$28,707	$20,670	$64,684	$43,549
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	June 30, 2017	September 30, 2016
Assets
Current Assets:
Cash and cash equivalents	$96,200	$200,279
Accounts receivable, less allowance for doubtful accounts of $1,073 and $1,006, respectively	210,290	192,090
Inventories, net (see Note 3)	180,499	161,465
Assets held for sale (see Note 13)	—	6,680
Prepaid expenses and other current assets	32,373	22,407
Total current assets	519,362	582,921
Property, plant and equipment, net (see Note 4)	199,153	202,692
Intangible assets, net (see Note 5)	249,037	254,937
Goodwill (see Note 5)	118,790	115,829
Deferred income taxes	941	945
Non-trade receivables	6,999	7,244
Total Assets	$1,094,282	$1,164,568
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt (see Note 6)	$4,215	$1,267
Accounts payable	118,231	114,118
Income tax payable	1,069	2,326
Accrued compensation and employee benefits	22,579	34,331
Other current liabilities	44,629	52,780
Total current liabilities	190,723	204,822
Long-term debt (see Note 6)	487,921	629,046
Deferred income taxes	11,539	12,834
Other long-term tax liabilities	6,838	6,838
Pension liabilities	34,395	35,172
Other long-term liabilities	19,495	18,610
Total Liabilities	750,911	907,322
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 64,075,590 and 62,458,367 shares issued and outstanding, respectively	642	626
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively	(2,580)	(2,580)
Additional paid-in capital	419,717	398,292
Accumulated deficit	(49,360)	(113,142)
Accumulated other comprehensive loss	(25,048)	(25,950)
Total Equity	343,371	257,246
Total Liabilities and Equity	$1,094,282	$1,164,568
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
(in thousands)	June 30, 2017	June 24, 2016
Operating activities:
Net income	$63,782	$43,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,242	40,064
Deferred income taxes	(1,748)	2,951
Loss (gain) on extinguishment of debt	9,805	(1,661)
Stock-based compensation expense	9,368	16,897
Other adjustments to net income	(2,457)	4,726
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(16,481)	(19,485)
Inventories	(17,486)	(4,680)
Other, net	(19,242)	2,982
Net cash provided by operating activities	65,783	85,018
Investing activities:
Capital expenditures	(15,284)	(13,496)
Acquisition of businesses, net of cash acquired	(19,606)	—
Proceeds from sale of assets held for sale	3,024	—
Other, net	74	520
Net cash used for investing activities	(31,792)	(12,976)
Financing activities:
Repayments of short-term debt	(4,200)	(1,619)
Repayments of long-term debt	(639,850)	(20,075)
Issuance of long-term debt	498,750	—
Payment for debt financing costs and fees	(4,375)	—
Issuance of common shares	12,069	52
Other, net	(15)	(25)
Net cash used for financing activities	(137,621)	(21,667)
Effects of foreign exchange rate changes on cash and cash equivalents	(449)	136
(Decrease) increase in cash and cash equivalents	(104,079)	50,511
Cash and cash equivalents at beginning of period	200,279	80,598
Cash and cash equivalents at end of period	$96,200	$131,109
Supplementary Cash Flow information
Capital expenditures, not yet paid	$90	$406
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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These unaudited condensed consolidated financial statements have been prepared in accordance with the Company's accounting policies and on the same basis as those financial statements included in the Company's latest Annual Report on Form 10-K for the year ended September 30, 2016 filed with the U.S. Securities and Exchange Commission (the "SEC") on November 29, 2016, and should be read in conjunction with those consolidated financial statements and the notes thereto. Certain information and disclosures normally included in the Company's annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

See Note 15, ''Fair Value Measurements'' for further detail.

Recent Accounting Pronouncements — On May 10, 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting," which does not requires an entity to apply modification accounting if the fair value, vesting conditions and classification of the awards do not change. The effective date for public entities will be annual periods beginning after December 15, 2017, the Company's fiscal 2019. Early adoption is permitted. The Company adopted this standard during the three months ended June 30, 2017 and it did not have an impact on the financial statements.

On March 10, 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which requires an entity to report the service cost component of pension cost and postretirement benefit cost as compensation expense during the employee's service period. The other components of net periodic pension benefit costs will be presented outside a subtotal of income from operations. The effective date for public entities will be annual periods beginning after December 15, 2017, the Company's fiscal 2019. Early adoption is permitted. The new guidance will only impact presentation on the statements of operations.

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

On January 5, 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," which clarifies the definition of a business to assist entities in evaluating whether a transaction should be accounted for as an acquisition or disposal. The effective date for public entities will be annual periods beginning after December 15, 2017, the Company's fiscal 2019. Early adoption is permitted. The Company adopted this standard during the three months ended June 30, 2017 and it did not have an impact on the financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which provides guidance for revenue recognition. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The effective date for public entities will be annual periods beginning after December 15, 2017, the Company's fiscal 2019. Early adoption is permitted but not prior to periods beginning after December 15, 2016. The Company continues to evaluate the impact of the guidance on its consolidated results of operations and financial condition. The Company has developed a multi-phase plan to (i) assess the impact of its adoption on its material revenue streams, (ii) evaluate the new disclosure requirements and (iii) identify and implement appropriate changes to its business processes, systems and controls to support recognition and disclosure under the new guidance. The Company is currently in the process of completing its initial analysis and performing detailed reviews of significant contracts to determine if any adjustments will be necessary to existing accounting policies, and to support an evaluation of the impact on its results of operations and financial condition.

2. ACQUISITION

On May 18, 2017, the Company acquired all of the outstanding stock of Marco Cable Management, a designer and manufacturer of wire basket cable trays, PVC trunking and aluminum power poles. Marco Cable Management's product portfolio adds value to the Company's customers in the U.K. and expands its presence in the U.K. and Europe. The condensed consolidated financial statements include the results of the acquired company from the acquisition date. Net sales and net income of the acquired company included in the condensed consolidated statement of operations for the three and nine months ended June 30, 2017, were insignificant.

3. INVENTORIES, NET

The Company records inventory at the lower of cost (primarily last in, first out, or "LIFO") or market for a majority of its inventories. Approximately 82% and 87% of the Company's inventories were valued at the lower of LIFO cost or market at June 30, 2017 and September 30, 2016, respectively. Interim LIFO determinations, including those at June 30, 2017, are based on management's estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	June 30, 2017	September 30, 2016
Purchased materials and manufactured parts, net	$41,575	$39,921
Work in process, net	15,103	11,889
Finished goods, net	123,821	109,655
Inventories, net	$180,499	$161,465

Total inventories would be $5,859 and $18,433 higher than reported as of June 30, 2017 and September 30, 2016, respectively, if the first-in, first-out method was used for all inventories. As of June 30, 2017 and September 30, 2016, the excess and obsolete inventory reserve was $8,121 and $8,447, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2017 and September 30, 2016, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	June 30, 2017	September 30, 2016
Land	$13,295	$12,804
Buildings and related improvements	104,053	103,256
Machinery and equipment	253,778	245,011
Leasehold improvements	6,661	6,498
Construction in progress	10,884	6,148
Property, plant and equipment	388,671	373,717
Accumulated depreciation	(189,518)	(171,025)
Property, plant and equipment, net	$199,153	$202,692

Depreciation expense for the three months ended June 30, 2017 and June 24, 2016 totaled $7,795 and $7,756, respectively. Depreciation expense for the nine months ended June 30, 2017 and June 24, 2016 totaled $23,614 and $23,409, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical Raceway	Mechanical Products & Solutions	Total
Balance as of October 1, 2016	$76,640	$39,189	$115,829
Goodwill acquired during the year	—	2,912	2,912
Exchange rate effects	—	49	49
Balance as of June 30, 2017	$76,640	$42,150	$118,790

Goodwill acquired during the year from the Marco Cable Management acquisition is based on a preliminary purchase price allocation and is subject to final valuations of intangible assets and property, plant and equipment. Goodwill balances as of October 1, 2016 and June 30, 2017 include $3,924 and $43,000 of accumulated impairment losses for Electrical Raceway and MP&S, respectively.

The Company assesses the recoverability of goodwill and indefinite-lived trade names on an annual basis in accordance with Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other." The measurement date is the first day of the fourth fiscal quarter, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying value. During the nine months ended June 30, 2017, there were no such events or circumstances in accordance with ASC 350; therefore, the Company did not perform a test to assess the recoverability of goodwill or indefinite-lived trade names.

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible assets:

		June 30, 2017			September 30, 2016
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	12	$258,884	$(112,890)	$145,994	$249,245	$(97,484)	$151,761
Other	7	18,031	(8,868)	9,163	16,943	(7,647)	9,296
Total		276,915	(121,758)	155,157	266,188	(105,131)	161,057
Indefinite-lived intangible assets:
Trade names		93,880	—	93,880	93,880	—	93,880
Total		$370,795	$(121,758)	$249,037	$360,068	$(105,131)	$254,937

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs.
Amortization expense for the three months ended June 30, 2017 and June 24, 2016 was $5,546 and $5,566, respectively. Amortization expense for the nine months ended June 30, 2017and June 24, 2016 was $16,628 and $16,655, respectively. Expected amortization expense for intangible assets for the remainder of 2017 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2017	$5,504
2018	22,612
2019	22,443
2020	22,395
2021	21,579
2022	20,767
Thereafter	39,857

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

6. DEBT

Debt as of June 30, 2017 and September 30, 2016 was as follows:

(in thousands)	June 30, 2017	September 30, 2016
First Lien Term Loan Facility due December 22, 2023	$496,340	$—
Initial First Lien Term Loan Facility due April 9, 2021	—	409,200
Second Lien Term Loan Facility due October 9, 2021	—	229,460
Deferred financing costs	(4,692)	(8,347)
Other	488	—
Total debt	$492,136	$630,313
Less: Current portion	4,215	1,267
Long-term debt	$487,921	$629,046

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

On December 22, 2016, AII entered into an amendment to the Initial Credit Agreement, which amended and restated the Initial Credit Agreement and provided for a new $500,000 first lien term loan facility (the "First Lien Term Loan Facility"). Loans under the First Lien Term Loan Facility bear interest at either LIBOR plus an applicable margin equal to 3.0% or an alternate base rate plus an applicable margin equal to 2.0% and are guaranteed by AIH and the U.S. operating companies owned by AII. The First Lien Term Loan Facility matures on December 22, 2023, amortizes at a rate of 1.0% per annum and was priced at 99.75%. AII used proceeds from the First Lien Term Loan Facility and approximately $155 million of available cash to (i) repay all outstanding loans under the Initial First Lien Term Loan Facility and the Second Lien Term Loan Facility and (ii) pay related fees and expenses, including accrued interest. For the nine months ended June 30, 2017, the Company recorded a $9,805 loss on the extinguishment of the Initial First Lien Term Loan Facility and the Second Lien Term Loan Facility.

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

ABL Credit Facility — On December 22, 2016, AII entered into the Fifth Amendment to Credit Agreement and Third Amendment to and Reaffirmation of Guarantee and Collateral Agreement to amend its asset based credit facility (the "ABL Credit Facility"). The amendment, among other things, extended the maturity of the facility to December 22, 2021 and decreased the interest rate margins applicable to loans under the facility to (i) in the case of U.S. dollar-denominated loans, either (x) LIBOR plus an applicable margin ranging from 1.25% to 1.75%, or (y) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% or (ii) in the case of Canadian dollar-denominated loans, either (x) the BA rate plus an applicable margin ranging from 1.25% to 1.75% or (y) a Canadian prime rate plus an applicable margin ranging from 0.25% to 0.75% . The ABL Credit Facility has aggregate commitments of $325,000 and is guaranteed by AIH and the U.S. operating companies owned by AII. AII's availability under the ABL Credit Facility was $237,875 and $206,917 as of June 30, 2017 and September 30, 2016, respectively. Availability under the ABL Credit Facility is subject to a borrowing base equal to the sum of 85% of eligible accounts receivable plus the lesser of (i) 80% of eligible inventory of each borrower and guarantor and (ii) 85% of the net orderly liquidation value of eligible inventory, subject to certain limitations. There were no borrowings outstanding under the ABL Credit Facility as of June 30, 2017 and September 30, 2016, respectively.

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

7. INCOME TAXES

For the three months ended June 30, 2017 and June 24, 2016, the Company's effective tax rate attributable to income before income taxes was 29.4% and 34.2%, respectively. For the three months ended June 30, 2017 and June 24, 2016, the Company's income tax expense was $11,431 and $10,749, respectively. The decrease in the effective tax rate was primarily due to the excess tax benefit associated with the exercise of stock options which is recognized as a reduction in tax expense in the current period.

For the nine months ended June 30, 2017 and June 24, 2016, the Company's effective tax rate attributable to income before income taxes was 31.5% and 35.8% respectively. For the nine months ended June 30, 2017 and June 24, 2016, the Company's income tax expense was $29,313 and $24,093, respectively. The decrease in the effective tax rate was primarily due to the excess tax benefit associated with the exercise of stock options, which is reflected as a reduction in tax expense in the current period and the impact of nondeductible transaction costs in the prior period, not incurred in the current period.

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

For the nine months ended June 30, 2017, the Company made no additional provision for U.S. or non-U.S. income taxes on the undistributed income of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such income is expected to be indefinitely reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such income.

8. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number a noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. Through fiscal 2016, four of the Company's five plans were frozen. During the three months ended June 30, 2017, the fifth plan was frozen. The net periodic benefit cost for the three and nine months ended June 30, 2017 and June 24, 2016 was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Service cost	$512	$474	$1,536	$1,420
Interest cost	948	1,036	2,845	3,107
Expected return on plan assets	(1,650)	(1,580)	(4,950)	(4,738)
Amortization of actuarial loss	326	180	977	541
Net periodic benefit cost	$136	$110	$408	$330

The amortization of actuarial loss is included as a component of cost of sales on the Company's condensed consolidated statements of operations.

9. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period, adjusted to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect of stock options, performance stock units and restricted stock units are reflected in diluted earnings per share by applying the treasury stock method. There are no other potentially dilutive instruments outstanding. For the three and nine months ended June 24, 2016, as the Company settled all employee stock options in cash, the potential issuance of shares of common stock related to these options did not affect diluted shares. Holders of certain stock-based compensation awards are eligible to receive dividends. Net earnings allocated to participating securities were not significant for the three and nine months ended June 30, 2017 and June 24, 2016.

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Basic:
Net income	$27,465	$20,645	$63,782	$43,224
Weighted-average shares outstanding	63,817	62,492	63,239	62,491
Basic earnings per share	$0.43	$0.33	$1.01	$0.69

Diluted:
Net income	$27,465	$20,645	$63,782	$43,224
Weighted-average shares outstanding	63,817	62,492	63,239	62,491
Effect of dilutive securities: Stock compensation plans(1)	3,122	—	3,374	—
Weighted-average shares outstanding - diluted	66,939	62,492	66,613	62,491
Diluted earnings per share	$0.41	$0.33	$0.96	$0.69

(1) Stock options to purchase approximately 2.2 million shares of common stock and 0.2 million shares of restricted stock were outstanding during the three months ended June 30, 2017, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

Stock options to purchase 2.6 million shares of common stock and 0.1 million shares of restricted stock were outstanding during the nine months ended June 30, 2017, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

10. RESTRUCTURING CHARGES

The liability for restructuring reserves is included within other current liabilities in the Company's condensed consolidated balance sheets as follows:

	Electrical Raceway		MP&S		Other/Corporate
(in thousands)	Severance	Other	Severance	Other	Severance	Other	Total
Balance as of September 25, 2015	$—	$—	$3,717	$620	$15	$61	$4,413
Charges	28	—	1,468	2,583	—	199	4,278
Utilization	(28)	—	(4,157)	(2,542)	(11)	(260)	(6,998)
Reversal	—	—	(184)	(122)	(4)	—	(310)
Exchange rate effects	—	—	(3)	—	—	—	(3)
Balance as of September 30, 2016	—	—	841	539	—	—	1,380
Charges	102	17	705	63	71	—	958
Utilization	(102)	(17)	(877)	(334)	(71)	—	(1,401)
Reversal	—	—	—	(258)	—	—	(258)
Exchange rate effects	—	—	(5)	—	—	—	(5)
Balance as of June 30, 2017	$—	$—	$664	$10	$—	$—	$674

The Company anticipates settling these restructuring liabilities within the next 12 months. The net restructuring charges included as a component of selling, general and administrative expenses in the Company's condensed consolidated statements of operations were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Total restructuring charges, net	$(101)	$326	$700	$2,395

11. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of June 30, 2017, such obligations were $104,371 for the rest of fiscal year 2017, $13,448 for fiscal year 2018 and $674 thereafter. These amounts represent open purchase orders for materials used in production.

Legal Contingencies — The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd. ("Tyco"), including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe ("ABF"), which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride ("CPVC") and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company's total product liability reserves for Special Products Claims and other product liability matters were $6,079 and $4,950 as of June 30, 2017 and September 30, 2016, respectively. As of June 30, 2017, the Company believes that the range of probable losses for Special Products Claims and other product liabilities is between $3,000 and $10,000.

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

During the nine months ended June 30, 2017, the U.S. Department of Commerce ruled on a scope request in relation to an Antidumping Duty Order for Malleable Iron Pipe Fittings from China. The ruling subjects certain of the Company's imports of conduit fittings within the Atkore Steel Components Inc. business (acquired in November 2014) to antidumping duties, which are incremental to the duties previously paid upon importation. The Company is appealing the scope decision and has established an accrual of $7,501 for the related contingent liability during the three months ended March 31, 2017 with the related expense recorded in selling, general and administrative in the Company's condensed consolidated statements of operations which covers the post-acquisition period through the date of the scope ruling.

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

12. GUARANTEES

The Company has outstanding letters of credit totaling $8,560 supporting workers' compensation and general liability insurance policies as of June 30, 2017. The Company also has surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $30,176 as of June 30, 2017.

As of September 30, 2016, the Company had outstanding letters of credit totaling $9,121 as collateral for advance payments it received pursuant to the sale of its minority ownership share in Abahsain-Cope Saudi Arabia Ltd. The bank guarantees were canceled during the second quarter of fiscal 2017 when the transfer of ownership was completed.

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

13. ASSETS HELD FOR SALE

(in thousands)	June 30, 2017	September 30, 2016
Assets held for sale	$—	$6,680

In May 2012, the Company entered into a share purchase agreement pursuant to which the Company would sell its minority ownership share in Abahsain-Cope Saudi Arabia Ltd. for cash consideration of $9,087. The total carrying value of the investment was $3,313. During the second quarter of fiscal 2017, the Company recognized a pre-tax gain of $5,774 ($3,102, net of tax) on the sale when transfer of ownership was completed.

During the first quarter of fiscal 2017, the Company sold a parcel of land and a building related to the exit of a manufacturing facility in Philadelphia, PA at a loss of $329. The assets were previously classified as held for sale and had a carrying value of $3,367.

14. OTHER EXPENSE (INCOME), NET

Other expense (income), net consisted of the following:

	Three Months Ended	Nine Months Ended
(in thousands)	June 30, 2017	June 30, 2017
Gain on sale of joint venture (see Note 12)	$—	$(5,774)
Undesignated foreign currency derivate instruments	243	243
Foreign exchange (gain) loss on intercompany loans	(126)	(126)
Other expense (income), net	$117	$(5,657)

15. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company uses forward currency contracts to hedge the effects of foreign exchange relating to certain of the Company’s intercompany receivables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from 6 months to 5 years. Short-term forward currency contracts are recorded in other current liabilities and long-term forward currency contracts are recorded in other long-term liabilities in the condensed consolidated balance sheet. The fair value gains and losses are included in other expense (income), net within the condensed consolidated statements of operations. See Note 14, ''Other Expense (Income), Net'' for further detail.

The total notional amount of undesignated forward currency contracts were £14.7 million and £0 million as of June 30, 2017 and September 30, 2016, respectively. Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the Company's assets and liabilities measured at fair value:

	June 30, 2017			September 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents	$67,992	$—	$—	$167,006	$—	$—
Forward currency contracts	—	(434)	—	—	—	—

The Company's remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	June 30, 2017		September 30, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan Facility due December 22, 2023	$497,500	$500,187	$—	$—
Initial First Lien Term Loan Facility due April 9, 2021	—	—	410,550	411,084
Second Lien Term Loan Facility due October 9, 2021	—	—	231,000	231,092
Total debt	$497,500	$500,187	$641,550	$642,176

In determining the approximate fair value of its long-term debt, the Company used the trading value among financial institutions, which were classified within Level 2 of the fair value hierarchy.

16. SEGMENT INFORMATION

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the sum of income before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, loss (gain) on extinguishment of debt, interest expense (net), restructuring and impairments, stock-based compensation, certain legal matters, consulting fees, transaction costs, gain on sale of joint venture and other items, such as lower-of-cost-or-market inventory adjustments, realized or unrealized gain (loss) on foreign currency transactions and the impact from the Fence and Sprinkler exit. Prior to fiscal 2017, income before income taxes was also adjusted to exclude net periodic pension benefit cost and ABF product liability. Beginning in fiscal 2017, these costs are no longer excluded. Prior fiscal years have not been restated for this change due to the relative insignificance and nature of these amounts.

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

	Three Months Ended
	June 30, 2017			June 24, 2016
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$266,103	$172	$48,026	$259,270	$556	$52,438
MP&S	131,642	37	$18,986	136,454	28	$23,024
Eliminations	—	(209)		—	(584)
Consolidated operations	$397,745	$—		$395,724	$—

	Nine months ended
	June 30, 2017			June 24, 2016
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$739,345	$1,001	$133,210	$713,410	$1,314	$129,057
MP&S	368,782	102	$53,831	393,735	94	$64,725
Eliminations	—	(1,103)		—	(1,408)
Consolidated operations	$1,108,127	$—		$1,107,145	$—

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Three Months Ended		Nine Months Ended
(in thousands)	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Operating segment Adjusted EBITDA
Electrical Raceway	$48,026	$52,438	$133,210	$129,057
MP&S	18,986	23,024	53,831	64,725
Total	67,012	75,462	187,041	193,782
Unallocated expenses (a)	(4,979)	(8,238)	(18,995)	(20,144)
Interest expense, net	(5,811)	(10,169)	(20,872)	(30,617)
Depreciation and amortization	(13,341)	(13,322)	(40,242)	(40,064)
Gain (loss) on extinguishment of debt	—	—	(9,805)	1,661
Restructuring & impairments(b)	101	(326)	(700)	(2,395)
Net periodic pension benefit cost(c)	—	(110)	—	(330)
Stock-based compensation(d)	(3,064)	(4,854)	(9,368)	(16,897)
ABF product liability impact(e)	—	(212)	—	(637)
Legal matters(f)	—	(1,300)	(7,501)	(1,300)
Consulting fee(g)	—	(13,675)	—	(15,425)
Transaction costs(h)	(845)	(1,917)	(2,543)	(5,348)
Gain on sale of joint venture(i)	—	—	5,774	—
Other(j)	(177)	10,055	10,306	5,842
Impact of Fence and Sprinkler exit(k)	—	—	—	(811)
Income before income taxes	$38,896	$31,394	$93,095	$67,317

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.
(b) Restructuring amounts represent exit or disposal costs including termination benefits and facility closure costs. Impairment amounts represent write-downs of goodwill, intangible assets and/or long-lived assets. See Note 10, ''Restructuring Charges''.
(c) Through fiscal 2016, represents pension costs in excess of cash funding for pension obligations in the period. Beginning in fiscal 2017, the Company has not excluded net periodic pension benefit cost from Adjusted EBITDA. Fiscal 2016 has not been restated for this change due to the relative insignificance and nature of these amounts. See Note 8, ''Postretirement Benefits''.
(d) Represents stock-based compensation expenses related to stock option awards, performance stock awards and restricted stock awards.
(e) Through fiscal 2016, represents changes in the Company's estimated exposure to ABF matters. Beginning in fiscal 2017, the company has excluded the costs incurred with the ABF product liability from Adjusted EBITDA. Fiscal 2016 has not been restated for this change due to the relative insignificance and nature of these amounts. See Note 11, ''Commitments and Contingencies''.
(f) Represents certain legal matters. See Note 11, ''Commitments and Contingencies''.
(g) Represents amounts paid to CD&R under a consulting agreement which was terminated on June 15, 2016.
(h) Represents expenses related to the Company's initial public offering and secondary offerings and acquisition and divestiture-related activities. See Note 2, ''Acquisition''.
(i) Represents gain on sale of Abahsain-Cope Saudi Arabia Ltd. joint venture. See Note 13, ''Assets Held for Sale''.
(j) Represents other items, such as lower-of-cost-or-market inventory adjustments, realized or unrealized gain (loss) on foreign currency transactions and release of certain indemnified uncertain tax positions.
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

We define Adjusted EBITDA as net income before: depreciation and amortization, loss (gain) on extinguishment of debt, interest expense (net), income tax expense, restructuring and impairments, stock-based compensation, certain legal matters, consulting fees, transaction costs, gain on sale of joint venture, other items, and the impact from our Fence and Sprinkler exit. Prior to fiscal 2017, net income was also adjusted to exclude net periodic pension benefit costs and the impact from anti-microbial coated sprinkler pipe, or "ABF" product liability. These costs are no longer an adjustment to EBITDA beginning in fiscal 2017. Prior fiscal years have not been restated for this change due to the relative insignificance and nature of the amounts. We believe Adjusted EBITDA, when presented in conjunction with comparable accounting principles generally accepted in the United States of America ("GAAP") measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Adjusted net sales.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the three and nine months ended June 30, 2017 and June 24, 2016:

	Three Months Ended		Nine months ended
(in thousands)	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Net income	$27,465	$20,645	$63,782	$43,224
Interest expense, net	5,811	10,169	20,872	30,617
Income tax expense	11,431	10,749	29,313	24,093
Depreciation and amortization	13,341	13,322	40,242	40,064
Loss (gain) on extinguishment of debt	—	—	9,805	(1,661)
Restructuring & impairments (a)	(101)	326	700	2,395
Net periodic pension benefit cost (b)	—	110	—	330
Stock-based compensation (c)	3,064	4,854	9,368	16,897
ABF product liability impact (d)	—	212	—	637
Consulting fee (e)	—	13,675	—	15,425
Legal matters (f)	—	1,300	7,501	1,300
Transaction costs (g)	845	1,917	2,543	5,348
Gain on sale of joint venture (h)	—	—	(5,774)	—
Other (i)	177	(10,055)	(10,306)	(5,842)
Impact of Fence and Sprinkler exit (j)	—	—	—	811
Adjusted EBITDA	$62,033	$67,224	$168,046	$173,638

(a) Restructuring amounts represent exit or disposal costs including termination benefits and facility closure costs. Impairment amounts represent write-downs of goodwill, intangible assets and/or long-lived assets. See Note 10, ''Restructuring Charges'' to our unaudited condensed consolidated financial statements for further detail.
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
(d) Through fiscal 2016, represents changes in our estimated exposure to ABF matters. Beginning in fiscal 2017, the company has excluded the costs incurred with the ABF product liability from Adjusted EBITDA. Fiscal 2016 has not been restated for this change due to the relative insignificance and nature of these amounts. See Note 11, ''Commitments and Contingencies'' to our unaudited condensed consolidated financial statements for further detail.
(e) Represents amounts paid to CD&R under a consulting agreement which was terminated on June 15, 2016.
(f) Represents certain legal matters. See Note 11, ''Commitments and Contingencies'' to our unaudited condensed consolidated financial statements for further detail.
(g) Represents expenses related to our initial public offering ("IPO") and secondary offerings and acquisition and divestiture-related activities. See Note 2, ''Acquisition'' to our unaudited condensed consolidated financial statements for further detail.
(h) Represents gain on sale of Abahsain-Cope Saudi Arabia Ltd. joint venture. See Note 13, ''Assets Held for Sale'' to our unaudited condensed consolidated financial statements for further detail.
(i) Represents other items, such as lower-of-cost-or-market inventory adjustments, realized or unrealized gain (loss) on foreign currency transactions and release of certain indemnified uncertain tax positions.
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

The following table sets forth a reconciliation of net sales to Adjusted net sales for the nine months ended June 24, 2016:

Nine Months Ended
(in thousands)	June 24, 2016
Net sales	$1,107,145
Impact of Fence and Sprinkler exit	(7,816)
Adjusted net sales	$1,099,329

Results of Operations

The results of operations for the three months ended June 30, 2017 and June 24, 2016 were as follows:

	Three Months Ended
($ in thousands)	June 30, 2017	June 24, 2016	Change	% Change
Net sales	$397,745	$395,724	$2,021	0.5%
Cost of sales	304,920	284,203	20,717	7.3%
Gross profit	92,825	111,521	(18,696)	(16.8)%
Selling, general and administrative	42,455	64,392	(21,937)	(34.1)%
Intangible asset amortization	5,546	5,566	(20)	(0.4)%
Operating income	44,824	41,563	3,261	7.8%
Interest expense, net	5,811	10,169	(4,358)	(42.9)%
Other expense (income), net (See Note 14)	117	—	117	*
Income before income taxes	38,896	31,394	7,502	23.9%
Income tax expense	11,431	10,749	682	6.3%
Net income	$27,465	$20,645	$6,820	33.0%
Non-GAAP financial data
Adjusted EBITDA	$62,033	$67,224	$(5,191)	(7.7)%
Adjusted EBITDA Margin	15.6%	17.0%
* Not meaningful

Net sales

Net sales increased $2.0 million, or 0.5% to $397.7 million for the three months ended June 30, 2017 compared to $395.7 million for the prior-year period. The increase was due to higher net average selling prices of $23.6 million primarily resulting from the pass-through impacts of higher steel, resin and copper costs during the three months ended June 30, 2017 and $0.6 million of insignificant items. The increase in sales is partially offset by lower sales volume of $20.0 million, primarily due to lower demand for mechanical pipe products from the solar end-market and metal electrical conduit and fittings products. Net sales also decreased $2.2 million due to the impact of a stronger U.S. dollar.

Cost of sales

Cost of sales increased by $20.7 million, or 7.3% to $304.9 million for the three months ended June 30, 2017 compared to $284.2 million for the prior-year period. The increase was due to $35.2 million of higher steel, resin and copper costs, including the impact resulting from lower-of-cost-or-market adjustments. Cost of sales also increased $1.7 million increase of other costs, partially offset by $12.3 million of lower volume of products sold, primarily related to lower demand for mechanical pipe products from the solar end-market and metal electrical conduit and fittings products and $2.1 million of lower freight and warehouse costs. A stronger U.S. dollar provided a favorable foreign currency translation impact, lowering cost of sales by $1.8 million.

Gross profit

Gross profit decreased by $18.7 million, or 16.8% to $92.8 million for the three months ended June 30, 2017 compared to $111.5 million for the prior-year period. The net decrease was primarily attributable to an increase in input costs that exceeded the increase in average selling prices for flexible electrical conduit and fittings, armored cable and fittings and mechanical pipe product categories driven by timing and the impact resulting from lower-of-cost-or-market adjustments. The decrease is partially offset by improved productivity.

Selling, general and administrative

Selling, general and administrative expenses decreased $21.9 million, or 34.1% to $42.5 million for the three months ended June 30, 2017 compared to $64.4 million for the prior-year period. The decrease was primarily due to consulting fees and a termination fee related to the termination of the CD&R consulting agreement totaling $13.7 million and lower professional services of $4.2 million, including IPO-related costs and $4.0 million of other selling, general and administrative costs.

Intangible asset amortization

Intangible asset amortization expense of $5.5 million for the three months ended June 30, 2017 remained relatively flat compared to the prior-year period.

Operating income

Operating income increased $3.3 million or 7.8% to $44.8 million for the three months ended June 30, 2017 compared to $41.6 million for the prior-year period. The increase was due primarily to a decrease in selling, general, and administrative expenses of $21.9 million offset in part by lower gross profit of $18.7 million.

Interest expense, net

Interest expense, net, decreased $4.4 million, or 42.9% to $5.8 million for the three months ended June 30, 2017 compared to $10.2 million for the prior-year period. The decrease is due to our refinancing transactions on December 22, 2016, which resulted in $4.8 million of lower interest expense resulting from lower levels of debt and lower interest rates. See Note 6, ''Debt'' to our unaudited condensed consolidated financial statements for further detail. The decrease in interest expense is partially offset by lower interest income of $0.4 million compared to the prior-year period.

Other expense (income), net

Other expense, net was $0.1 million for the three months ended June 30, 2017 and remained relatively flat compared to the prior-year period.

Income tax expense

Our income tax rate decreased to 29.4% for the three months ended June 30, 2017 compared to 34.2% for the prior-year period. The decrease in the effective tax rate was primarily due to the excess tax benefit associated with the exercise of stock options which is recognized as a reduction in tax expense in the current period.

Net income

Net income increased by $6.8 million, or 33.0% to $27.5 million for the three months ended June 30, 2017 compared to $20.6 million for the three months ended June 24, 2016 primarily due to a decrease in selling, general and administrative costs and lower interest expense, partially offset by a decrease in gross profit.

Adjusted EBITDA

Adjusted EBITDA decreased by $5.2 million, or 7.7% to $62.0 million for the three months ended June 30, 2017 compared to $67.2 million for the three months ended June 24, 2016. The net decrease was primarily due to an increase in input costs that exceeded the increase in average selling prices for flexible electrical conduit and fittings, armored cable and fittings and mechanical pipe products driven by timing and lower volume of products sold partially offset by improved productivity.

Segment results

Electrical Raceway

	Three Months Ended
($ in thousands)	June 30, 2017	June 24, 2016	Change	% Change
Net sales	$266,275	$259,826	$6,449	2.5%
Adjusted EBITDA	$48,026	$52,438	$(4,412)	(8.4)%
Adjusted EBITDA margin	18.0%	20.2%

Net sales

Net sales increased $6.4 million, or 2.5%, to $266.3 million for the three months ended June 30, 2017 compared to $259.8 million for the three months ended June 24, 2016. The increase was due primarily to higher average selling prices of $15.4 million resulting from the pass-through impact of higher steel, copper and resin costs. The increase was partially offset by $8.2 million of volume reduction from lower demand for metal electrical conduit and fittings products, $0.3 million due to the impact of a stronger U.S. dollar and $0.5 million resulting from insignificant items.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2017 decreased $4.4 million, or 8.4%, to $48.0 million from $52.4 million for the three months ended June 24, 2016. Adjusted EBITDA decreased due to lower volume of metal electrical conduit and fittings products sold and lower margins for flexible electrical conduit and fittings and armored cable and fittings products resulting from an increase in input costs that exceeded our increase in sales prices, partially offset by improved productivity.

Mechanical Products & Solutions

	Three Months Ended
($ in thousands)	June 30, 2017	June 24, 2016	Change	% Change
Net sales	$131,679	$136,482	$(4,803)	(3.5)%
Adjusted EBITDA	$18,986	$23,024	$(4,038)	(17.5)%
Adjusted EBITDA margin	14.4%	16.9%

Net sales

Net sales decreased $4.8 million, or 3.5%, for the three months ended June 30, 2017 to $131.7 million compared to $136.5 million for the three months ended June 24, 2016. The decrease was primarily due to lower volume of $11.8 million, primarily related to lower demand for mechanical pipe products. Net sales also decreased $1.9 million related to negative foreign currency translation impact. The decrease in net sales was partially offset by increased average selling prices of $8.2 million resulting from the pass-through impact of higher input costs and $0.7 million of other insignificant items.

Adjusted EBITDA

Adjusted EBITDA decreased $4.0 million, or 17.5%, to $19.0 million for the three months ended June 30, 2017 compared to $23.0 million for the three months ended June 24, 2016. Adjusted EBITDA decreased primarily due to lower volumes of mechanical pipe products within the solar end-market, which are typically higher margin products and reduced gross margins, partially offset by improved productivity.

The results of operations for the nine months ended June 30, 2017 and June 24, 2016 were as follows:

	Nine months ended
($ in thousands)	June 30, 2017	June 24, 2016	Change	% Change
Net sales	$1,108,127	$1,107,145	$982	0.1%
Cost of sales	835,348	831,805	3,543	0.4%
Gross profit	272,779	275,340	(2,561)	(0.9)%
Selling, general and administrative	138,036	162,412	(24,376)	(15.0)%
Intangible asset amortization	16,628	16,655	(27)	(0.2)%
Operating income	118,115	96,273	21,842	22.7%
Interest expense, net	20,872	30,617	(9,745)	(31.8)%
Loss (gain) on extinguishment of debt	9,805	(1,661)	11,466	(690.3)%
Other expense (income), net (See Note 14)	(5,657)	—	(5,657)	*
Income before income taxes	93,095	67,317	25,778	38.3%
Income tax expense	29,313	24,093	5,220	21.7%
Net income	$63,782	$43,224	$20,558	47.6%
Non-GAAP financial data
Adjusted net sales	$1,108,127	$1,099,329	$8,798	0.8%
Adjusted EBITDA	$168,046	$173,638	$(5,592)	(3.2)%
Adjusted EBITDA Margin	15.2%	15.8%
* Not meaningful

Net sales

Net sales increased $1.0 million, or 0.1% to $1,108.1 million for the nine months ended June 30, 2017 compared to $1,107.1 million for the nine months ended June 24, 2016. The increase was due to higher net average selling prices of $77.5 million resulting from the pass-through of higher input costs of steel, resin and copper. The increase in sales is partially offset by lower volume of $59.8 million primarily related to lower demand for mechanical pipe products within the solar end-market and lower demand for metal electrical conduit and fittings products. Net sales also decreased $7.8 million related to the Fence and Sprinkler exit in November 2015, $6.1 million due to the impact of a stronger U.S. dollar and $2.8 million resulting from insignificant items.

Cost of sales

Cost of sales increased by $3.5 million, or 0.4% to $835.3 million for the nine months ended June 30, 2017 compared to $831.8 million for the nine months ended June 24, 2016. The increase was primarily due to higher input costs across all product categories of $63.8 million, including lower-of-cost-or-market charges and $5.3 million of other costs. The increase in cost of sales was partially offset by lower volume of $42.7 million primarily related to lower demand for our mechanical pipe products within the solar end-market and lower demand for metal electrical conduit and fittings products. Cost of sales also decreased $11.1 million due to lower freight and warehouse costs resulting from productivity efficiencies, $6.7 million resulting from the Fence and Sprinkler exit and $5.1 million resulting from the favorable foreign currency translation impact of a stronger U.S. dollar.

Gross profit

Gross profit decreased by $2.6 million, or 0.9% to $272.8 million for the nine months ended June 30, 2017 compared to $275.3 million for the nine months ended June 24, 2016. The net decrease was primarily attributable to lower demand for our mechanical pipe products which are typically higher margin products, partially offset by lower freight and warehouse costs.

Selling, general and administrative

Selling, general and administrative expenses decreased $24.4 million, or 15.0% to $138.0 million for the nine months ended June 30, 2017 compared to $162.4 million for the nine months ended June 24, 2016. The decrease was primarily due to consulting fees and a termination fee related to the termination of the CD&R consulting agreement totaling $15.4 million during fiscal 2016, lower stock-based compensation expense of $7.5 million due to the revaluation of our outstanding stock option award in the prior year resulting from mark-to-market adjustments and lower professional services, including IPO-related costs of $6.6 million. The decrease in selling, general and administrative expense was partially offset by a legal contingency of $7.5 million related to antidumping duties recorded in the second quarter of fiscal 2017. See Note 11, ''Commitments and Contingencies'' to our unaudited condensed consolidated financial statements for further detail.

Intangible asset amortization

Intangible asset amortization expense of $16.6 million for the nine months ended June 30, 2017 remained relatively flat compared to the prior year.

Operating income

Operating income increased $21.8 million or 22.7% to $118.1 million for the nine months ended June 30, 2017 compared to $96.3 million for the nine months ended June 24, 2016. The increase was due primarily to a decrease in selling, general, and administrative expenses of $24.4 million.

Interest expense, net

Interest expense, net, decreased $9.7 million, or 31.8% to $20.9 million for the nine months ended June 30, 2017 compared to $30.6 million for the nine months ended June 24, 2016. The decrease is due to our debt refinancing transactions on December 22, 2016, which resulted in $10.0 million of lower interest expense resulting from lower levels of debt and lower interest rates. See Note 6, ''Debt'' to our unaudited condensed consolidated financial statements for further detail. The decrease in interest expense was partially offset by lower interest income of $0.3 million.

Loss (gain) on extinguishment of debt

The $9.8 million loss on extinguishment of debt in the nine months ended June 30, 2017 related to the December 22, 2016 debt refinancing transactions. See Note 6, ''Debt'' to our unaudited condensed consolidated financial statements for further detail.

The $1.7 million gain on extinguishment of debt in the nine months ended June 24, 2016 related to the January 22, 2016 redemption of a portion of the Second Lien Term Loan Facility.

Other expense (income), net

In May 2012, we entered into a share purchase agreement pursuant to which the Company would sell its minority ownership share in Abahsain-Cope Saudi Arabia Ltd. for cash consideration of $9.1 million. The total carrying value of the investment was $3.3 million. During the three months ended June 30, 2017, we recognized a pre-tax gain of $5.8 million on the sale when transfer of ownership was completed. See Note 13, ''Assets Held for Sale'' to our unaudited consolidated financial statements for further detail.

Income tax expense

Our income tax rate decreased to 31.5% for the nine months ended June 30, 2017 compared to 35.8% for the nine months ended June 24, 2016. The change in the effective tax rate was primarily due to the excess tax benefit associated with the exercise of stock options recognized which is reflected as a reduction in tax expense in the current period and the impact of the nondeductible transaction costs in the prior period, not incurred in the current period.

Net income

Net income increased by $20.6 million, or 47.6% to $63.8 million for the nine months ended June 30, 2017 compared to $43.2 million for the nine months ended June 24, 2016 primarily due to a decrease in selling, general, and administrative expenses of $24.4 million, a higher loss on extinguishment of debt of $11.5 million and higher income tax expense of $5.2 million, partially offset by lower interest expense of $9.7 million and a gain on the sale of the joint venture of $5.8 million.

Adjusted EBITDA

Adjusted EBITDA decreased by $5.6 million, or 3.2% to $168.0 million for the nine months ended June 30, 2017 compared to $173.6 million for the nine months ended June 24, 2016. The decrease is primarily due to lower volumes of mechanical pipe products within the solar end-market, which are typically higher margin products, partially offset by improved productivity.

Segment results

Electrical Raceway

	Nine months ended
($ in thousands)	June 30, 2017	June 24, 2016	Change	% Change
Net sales	$740,346	$714,724	$25,622	3.6%
Adjusted EBITDA	$133,210	$129,057	$4,153	3.2%
Adjusted EBITDA margin	18.0%	18.1%

Net sales

Net sales increased $25.6 million, or 3.6%, to $740.3 million for the nine months ended June 30, 2017 compared to $714.7 million for the nine months ended June 24, 2016. The increase was due primarily to higher average selling prices of $55.9 million resulting from the pass-through impact of higher input costs and our ability to earn a premium from meeting customer expectations of product availability, delivery service levels and co-loading capabilities, partially offset by lower sales volume of $29.5 million across all of our Electrical Raceway product lines and $0.8 million resulting from insignificant items.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended June 30, 2017 increased $4.2 million, or 3.2%, to $133.2 million from $129.1 million for the nine months ended June 24, 2016.The primary driver of the increase was gross profit expansion due to improved productivity, selling higher value products and the pass-through impact of higher input costs.

Mechanical Products & Solutions

	Nine months ended
($ in thousands)	June 30, 2017	June 24, 2016	Change	% Change
Net sales	$368,884	$393,829	$(24,945)	(6.3)%
Impact of Fence and Sprinkler exit	—	(7,816)	7,816	(100.0)%
Adjusted net sales	$368,884	$386,013	$(17,129)	(4.4)%
Adjusted EBITDA	$53,831	$64,725	$(10,894)	(16.8)%
Adjusted EBITDA margin	14.6%	16.8%

Net sales

Net sales decreased $24.9 million, or 6.3%, for the nine months ended June 30, 2017 to $368.9 million compared to $393.8 million for the nine months ended June 24, 2016. The decrease was primarily due to lower sales volume of $30.3 million, related to lower demand for mechanical pipe products within the solar end-market. Net sales decreased $7.8 million related to the Fence and Sprinkler exit in November 2016, negative foreign currency translation impact of $6.0 million and $2.4 million due to insignificant items. The decrease in net sales is partially offset by increased average selling prices of $21.6 million resulting from the pass-through impact of higher input costs.

Adjusted EBITDA

Adjusted EBITDA decreased $10.9 million, or 16.8%, to $53.8 million for the nine months ended June 30, 2017 compared to $64.7 million for the nine months ended June 24, 2016. Adjusted EBITDA decreased primarily due to higher input costs that exceeded the increase in average selling prices and lower volumes of mechanical pipe products within the solar end-market, which are typically higher margin products, partially offset by improved productivity.

Other Matters

Our collective bargaining agreement in Harvey, Illinois was set to expire in April 2017. During the three months ended June 30, 2017, the Company and the United Steelworkers Union reached agreement on the terms of a new collective bargaining agreement which expires in April 2020.

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $96.2 million as of June 30, 2017, of which $29.3 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to U.S. or local country taxes if the Company's intention to permanently reinvest such income in the applicable foreign jurisdictions were to change and the cash was repatriated to the U.S. Our cash and cash equivalents decreased $104.1 million from September 30, 2016 primarily due to the debt refinancing activities. See Note 6, ''Debt'' to our unaudited condensed consolidated financial statements for further detail.

In general, we require cash to fund working capital, capital expenditures, debt repayment, interest payments and taxes. We have access to the ABL Credit Facility to fund operational needs. As of June 30, 2017, there were no outstanding borrowings under the ABL Credit Facility and $8.6 million of letters of credit were issued under the ABL Credit Facility. The borrowing base was estimated to be $246.4 million and approximately $237.9 million was available under the ABL Credit Facility as of June 30, 2017. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

The agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries, including AII, to pay dividends, make loans or otherwise transfer assets from Atkore International and, in turn, to us. Further, AII's subsidiaries are permitted under the terms of the Credit Facilities to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to AII and, in turn, to us. The First Lien Term Loan Facility requires AII to meet a certain consolidated coverage ratio on an incurrence basis in connection with additional indebtedness. The ABL Credit Facility contains limits on additional indebtedness based on various conditions for incurring the additional debt. See Note 6, ''Debt'' to our unaudited condensed consolidated financial statements for further detail.

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Nine months ended
(in thousands)	June 30, 2017	June 24, 2016
Cash flows provided by (used in):
Operating activities	$65,783	$85,018
Investing activities	(31,792)	(12,976)
Financing activities	(137,621)	(21,667)

Operating activities

During the nine months ended June 30, 2017, $65.8 million was provided by operating activities compared to $85.0 million during the nine months ended June 24, 2016. The $19.2 million decrease in cash provided was primarily due to an increase in income taxes resulting from higher taxable income and greater inventory levels resulting from higher input costs, partially offset by higher pre-tax income.

Investing activities

During the nine months ended June 30, 2017, the Company used $31.8 million for investing activities compared to $13.0 million during the nine months ended June 24, 2016. The $18.8 million increase in cash used for investing activities is primarily due to the acquisition of Marco Cable Management during the three months ended June 30, 2017.

Financing Activities

During the nine months ended June 30, 2017, the Company used $137.6 million for financing activities compared to $21.7 million provided during the nine months ended June 24, 2016. The use of cash was primarily for the $649.9 million redemption of the Initial First Term Lien Loan Facility and the Second Term Lien Loan Facility partially offset by cash provided from the net borrowing of $498.8 million under the First Lien Term Loan Facility. See Note 6, ''Debt'' to our unaudited condensed consolidated financial statements for further detail. Additionally, the Company issued $12.1 million of common stock during the nine months ended June 24, 2016 pursuant to equity compensation plans.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as set forth in Item 3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as filed with the SEC on May 9, 2017, there have been no material changes to the quantitative and qualitative disclosures about market risks previously disclosed in our Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 11, ''Commitments and Contingencies'' to our unaudited condensed consolidated financial statements for further detail.

Item 1A. Risk Factors

Except as set forth in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as filed with the SEC on May 9, 2017, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1#*	Severance and Retention Policy for Senior Management, effective July 10, 2017.
31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Schema Linkbase Document
101.CAL#	XBRL Taxonomy Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Definition Linkbase Document
101.LAB#	XBRL Taxonomy Labels Linkbase Document
101.PRE#	XBRL Taxonomy Presentation Linkbase Document
#	Filed herewith
*	Denotes management compensatory plan, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	August 8, 2017	By:	/s/ James A. Mallak
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)