Form 10-K
period 2017-09-30
Atkore International Group Inc.
filed 2017-11-29
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity of Atkore International Group Inc. held by non-affiliates as of the close of business in March 31, 2017 was $854.5 million.
The number of shares of the registrant's common stock outstanding as of November 17, 2017: 63,090,619 shares of common stock, par value $0.01 per share.
Documents incorporated by reference:
Portions of the registrant's proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant's 2018 annual meeting of stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant's fiscal year ended September 30, 2017.

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

Company Overview

Atkore International Group Inc. (collectively with all its subsidiaries referred to in this Annual Report on Form 10-K as "Atkore," the "Company," "we," "us" and "our") was incorporated in the State of Delaware on November 4, 2010. Atkore is the sole stockholder of Atkore International Holdings Inc. ("AIH"), which in turn is the sole stockholder of Atkore International, Inc. ("AII").

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

On June 9, 2016, the Company's Registration Statement on Form S-1 relating to an initial public offering ("IPO") of our common stock was declared effective by the SEC and on June 15, 2016, we completed the IPO at a price to the public of $16.00 per share. In connection with the IPO, CD&R Allied Holdings, L.P. (the "CD&R Investor"), an affiliate of Clayton, Dubilier & Rice, LLC ("CD&R") sold an aggregate of 12,000,000 shares of our common stock. The CD&R Investor received all of the net proceeds and bore all commissions and discounts from the sale of our common stock. We did not receive any proceeds from the IPO.

In a series of secondary offerings of our common stock during fiscal 2017, the CD&R Investor reduced its remaining ownership in our company to approximately 48% as of September 30, 2017. In August 2017, the Company announced that its board of directors had approved a share repurchase program for the repurchase of up to an aggregate amount of $75 million of the Company’s common stock. As the Company's share repurchase program progresses, the CD&R Investor's ownership percentage will gradually increase. See Item 5, ''Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities'' for additional information.

Our products

Our principal Electrical Raceway products include electrical conduit and fittings, armored cable and fittings, cable trays and mounting systems and fittings, which are critical components of the electrical infrastructure for new construction and maintenance, repair and remodel ("MR&R") markets. Our MP&S principal products are metal framing and in-line galvanized mechanical tube. Our metal framing products are used in the installation of electrical systems and various support structures. In total, we operate 30 manufacturing facilities and 31 distribution facilities that enable us to efficiently receive materials from our suppliers and deliver products to our customers. In fiscal 2017, 91% of our net sales were to customers located in the United States. In fiscal 2017, we expanded our global footprint in Europe, Middle East and Africa ("EMEA") and Asia Pacific ("APAC") with two acquisitions in the Electrical Raceway space, broadening the Electrical Raceway offerings in these regions beyond what had been previously offered by us.

An overview of our product offerings is provided below:

	Product Category	Sample Products		Brands	Sample Product Images
Electrical Raceway	Metal Electrical Conduit and Fittings	Metal Conduit:
		•	Electrical Metallic Tubing (EMT)
		•	Intermediate Metal Conduit (IMC)
		•	Galvanized Rigid Conduit (GRC)
Metal Conduit Fittings:
		•	Elbows
		•	Couplings
		•	Nipples
		•	Conduit Bodies
PVC Electrical Conduit & Fittings
PVC Conduit:
		•	Rigid Non-Metallic Conduit (RNC)
PVC Conduit Fittings:
		•	Elbows
		•	Couplings
		•	Conduit Bodies
		•	Duct spacers

	Corrosion Resistant Conduit	•	Stainless conduit
		•	PVC coated conduit

	Flexible Electrical Conduit and Fittings	Flexible Electrical Conduit:
		•	Flexible Metallic Conduit (FMC)
		•	Liquidtight Flexible Metal Conduit (LFMC)
		•	Liquidtight Flexible Non-Metallic Conduit (LNFC)
		•	Flexible Metallic Tubing (FMT)
Flexible Electrical Conduit Fittings:
		•	Cord Connectors
		•	Angle Connectors

Armored Cable and Fittings
Armored Cable:
		•	Metal Clad Cable (MC)
		•	Armor Clad Cable (AC)
		•	Healthcare Facility Cable (HFC)
Armored Cable Fittings:
		•	Connectors
		•	Service Entry Fittings

Cable Tray & Cable Ladders
		•	Ladder Cable Tray
		•	Hat Cable Tray
		•	Channel Cable Tray
		•	I Beam Cable Tray
		•	Wire Basket Cable Tray

	Product Category	Sample Products		Brands	Sample Product Images
MP&S	Metal Framing & Fittings
		•	Channel
		•	Channel Fittings
		•	Pipe Clamps/Hangers
		•	Concrete Inserts

Construction Services
		•	Design, Fabrication and Installation Services
		•	Modular support structures
		•	Fall protection

Mechanical Pipe
		•	In-line galvanized mechanical tube
		•	Non-galvanized tube
		•	Fabrication services

Flexible Sprinkler Drops
		•	Commercial
		•	Industrial/Duct
		•	Cleanroom
		•	Institutional
		•	Cold Storage

Barbed Tape
		•	Security Confinement
		•	Power Station
		•	Military/Border
		•	Law Enforcement

Marketing

Our products are primarily marketed by commissioned agents and sold directly to electrical and industrial distributors who resell our products under recognized brand names, including Allied Tube & Conduit, AFC Cable Systems, Heritage Plastics, Unistrut, Power-Strut, Cope and Calpipe as well as certain other sub-brands that are used regionally or in niche markets. Our commissioned agents are selected, trained and managed by our regional sales teams and supported by product managers who ensure that agents are adequately knowledgeable and sufficiently trained to represent our brands to our distribution customers. We stimulate end-user demand by promoting our products and solutions directly to architects, electrical engineers, electrical contractors and electrical code authorities across the United States. We also work directly with electrical contractors, who install Electrical Raceway products on new construction or renovation projects to assist them in selecting the most effective electrical raceway solution. In certain of the markets we serve, we market directly to electrical and industrial distributors, original equipment manufacturers ("OEMs") and governmental entities.

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

Distribution-based sales accounted for approximately 84% of our net sales for fiscal 2017. We distribute our products to electrical and industrial distributors from our manufacturing and distribution facilities as well as from over 50 dedicated distribution facilities operated by our agents. Our products are also stocked by electrical and industrial distributors who are located in major cities and towns across the United States. Some of our products are purchased by OEMs and used as part of their products and solutions in applications such as utility solar framing, conveyor systems and fabric cover buildings. OEM sales accounted for approximately 16% of our net sales for fiscal 2017.

Our distribution footprint is concentrated in North America (the United States and Canada), with additional facilities in Australia, China, New Zealand and the United Kingdom.

Products are generally delivered to the dedicated distribution centers from our facilities and then subsequently delivered to the customer. In some instances, a product is delivered directly from our manufacturing facility to a customer or end-user. In many cases, our products are bundled and co-loaded when shipped. We contract with a wide range of transport providers to deliver our products, primarily via semi-tractor trailer.

Customers

Our sales and marketing processes are primarily focused on serving our immediate customers, including electrical, industrial and specialty distributors and OEMs. We believe customers view us as offering a strong value proposition based on our broad product offering, strong brands, short order cycle times, reliability and consistent product quality. For each of fiscal 2017, 2016 and 2015, approximately 91%, 92% and 93%, respectively, of our net sales were sold to customers located in the United States. Our net sales by geographic area were as follows:

	Fiscal Year Ended
(in millions)	September 30, 2017	September 30, 2016	September 25, 2015
United States	$1,368	$1,396	$1,605
International	136	127	124
Total	$1,504	$1,523	$1,729

In fiscal 2017, our top ten customers accounted for approximately 32% of net sales. No single customer, even after consolidating all branches of such customer, which often make independent purchasing decisions, accounted for more than 10% of our net sales in each of fiscal 2017, 2016 and 2015. Our customers include global electrical distributors (such as Consolidated Electrical Distributors, Inc., Graybar Electric Company, Rexel, Sonepar S.A. and Wesco International, Inc.), independent electrical distributors including super-regional electrical distributors (such as U.S. Electrical Services Inc., Crescent Electric Supply Co. and United Electric Supply Company, Inc.) and members of buying groups (such as Affiliated Distributors, Inc. and IMARK Group, Inc.) as well as industrial distributors and big-box retailers (such as The Home Depot, Inc., Fastenal Company, HD Supply Holdings, Inc., McMaster-Carr Supply Co., Menard, Inc. and W.W. Grainger, Inc.).

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

Manufacturing

We currently manufacture products in 30 facilities and operate a total footprint of approximately five million square feet of manufacturing and distribution space in six countries. Our headquarters are located in Harvey, Illinois, which is also the location of our largest manufacturing facility. Similar to our distribution footprint, our manufacturing footprint is currently concentrated in the United States, with additional facilities in Australia, China, New Zealand and the United Kingdom.

With respect to our tube and conduit products, we believe we are a technology leader in the in-line galvanizing manufacturing process and have developed specialized equipment that enables us to produce a variety of low-cost high-quality galvanized tube products. Our subsidiary, Allied Tube & Conduit Corporation, or "Allied Tube," developed an in-line galvanizing technique (Flo-Coat) in which zinc is applied in a continuous process when the tube and pipe are formed. The Flo-Coat galvanizing process provides superior zinc coverage of fabricated metal products for rust prevention and lower cost manufacturing than traditional hot-dip galvanization.

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

Management of Information Technology Systems

Historically, information technology has not been a significant differentiator for us in our markets, however, we believe that ease of doing business with us will become increasingly important to our growth. Currently, we operate our business using widely commercially available hardware and software products with well-developed support services. In addition to these widely available IT products, we developed a new application for our agents which we believe will improve the overall order entry process. Additionally, during fiscal 2016, we invested more than $6.0 million and installed and implemented a new general ledger and financial reporting system for the entire Company replacing a number of systems used in various parts of the Company. We have also chosen to migrate our email service and various other information technology services to a cloud computing platform hosted by Microsoft. During fiscal 2017, we launched an 18-month, $10.0 million project that establishes an integrated system for order management, advanced warehouse management, finished goods inventory management and accounts receivable.

Employees

As of September 30, 2017, we employed approximately 3,500 total full-time equivalent employees of whom approximately 12% are temporary or contract workers. Our employees are primarily located in the United States, with about 15% employed at our international locations in Australia, Canada, China, New Zealand and the United Kingdom.

As of September 30, 2017, approximately 40% of our employees were represented by a union under a collective bargaining agreement. All unions are either located in the United States or Canada with no unions or Worker's Councils at any of our other locations abroad.

From time to time our collective bargaining agreements expire and come up for re-negotiation. Our collective bargaining agreement in Harvey, Illinois expired in April 2017. During fiscal 2017, the Company and the United Steelworkers Union reached agreement on the terms of a new collective bargaining agreement which expires in April 2020. Our New Bedford, Massachusetts facility has a contract which expires in February 2018. The Harvey SMPF contract with the United Steelworkers Union is set to expire in November 2018, and our Wayne, Michigan agreement with the Iron Workers Union is set to expire in January 2020. We believe our relationship with our employees is good.

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

In October 2013, the State of Illinois filed a complaint against our subsidiary Allied Tube, alleging violations of the Illinois Environmental Protection Act relating to discharges to a storm sewer system that terminates at Allied Tube's Harvey, Illinois manufacturing facility. The State sought an injunction ordering Allied Tube to take immediate corrective action to abate the alleged violations and civil penalties as permitted by applicable law. Allied Tube has reviewed management practices and made improvements to its diesel fuel storage and truck maintenance areas to resolve the State's claims. We have recently entered into a consent order that requires Allied Tube to pay a nominal penalty, install oil and water separation equipment and take certain additional remedial actions to resolve the State's claims. We do not currently expect that any such obligations would have a material effect on our financial condition, results of operations or cash flows.

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

We received from the City of Phoenix the terms of an industrial wastewater discharge permit renewal that contains more rigorous wastewater discharge limits for our Phoenix, Arizona facility. We do not currently expect that any such obligations would have a material effect on our financial condition, results of operations or cash flows.

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

Demand for our products is affected by a number of general business and economic conditions. A decline in the United States and international markets in which we operate could materially and adversely affect our business, financial position, results of operations or cash flows. Our profit margins, as well as overall demand for our products, could decline as a result of a large number of factors beyond our control, including economic recessions, changes in end-user preferences, consumer confidence, inflation, availability of credit, fluctuation in interest and currency exchange rates and changes in the fiscal or monetary policies of governments in the regions in which we operate.

During the most recent United States economic recession, which began in the second half of 2007 and continued through June of 2009, demand for our products declined significantly. Another economic downturn in any of the markets we serve may result in a reduction of sales and pricing for our products. If the creditworthiness of our customers declines, we could face increased credit risk and some, or many, of our customers may not be able to pay us amounts when they become due. While the United States recession that began in 2007 has ended and there has been growth in the United States construction markets that we serve, there can be no assurance that any improvement will be sustained or continue.

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

The non-residential construction industry accounts for a significant portion of our business, and the United States non-residential construction industry in recent years experienced a significant downturn followed by a slow recovery. Another downturn could materially and adversely affect our business, financial position, results of operations or cash flows.

Our business is largely dependent on the non-residential construction industry. Approximately 39% of our net sales in fiscal 2017 were directly related to United States new non-residential construction. For new construction, we estimate that our product installation typically lags United States non-residential starts by six to twelve months. The United States non-residential construction industry is cyclical, with product demand based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. United States non-residential construction starts, as reported by Dodge reached a historic low of 680 million square feet in our fiscal 2010 and increased to 1,049 million square feet in our fiscal 2017, which remains well below historical levels. We expect to capitalize on any recovery in non-residential construction activity over the coming years and potentially drive higher margins by leveraging the scalability of our operations.

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

Most of our businesses experience seasonal variation as a result of the dependence of our customers on suitable weather to engage in construction projects. Generally, during the winter months, construction activity declines due to inclement weather, frozen ground and shorter daylight hours. For example, during the spring of 2014, extremely cold weather significantly reduced the level of construction activities in the United States, thereby impacting our net sales. In addition, to the extent that hurricanes, severe storms, floods, other natural disasters or similar events occur in the geographic regions in which we operate, our results of operations may be adversely affected. We anticipate that fluctuations of our operating results from period to period due to seasonality will continue in the future.

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

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.
Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that could adversely affect our financial position, results of operations or cash flows.

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

Certain of our customers, in particular buying groups representing consortia of independent electrical distributors, national electrical distributors, OEMs, data centers and medical center general contractors are material to our business, financial position, results of operations and cash flows because they account for a significant portion of our net sales. In fiscal 2017, although no single customer accounted for more than 10% of our net sales, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 32% of our net sales. Our percentage of sales to our major customers may increase if we are successful in pursuing our strategy of broadening the range of products we sell to existing customers. In such an event, or in the event of any consolidation in certain segments we serve, including retailers selling building products, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. Our top customers may also be able to exert influences on us with respect to pricing, delivery, payment or other terms.

A significant asset included in our working capital is accounts receivable from customers. If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our business, financial position, results of operations or cash flows could be materially and adversely affected. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management's expectations. Deterioration in the credit quality of several major customers at the same time could materially and adversely affect our business, financial position, results of operations or cash flows.

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

Our working capital needs fluctuate based on economic activity and the market prices for our main raw materials, which are predominantly steel, copper and PVC resin. We require significant working capital to purchase these raw materials and sell our products efficiently and profitably to our customers. We are typically obligated to pay for our raw material purchases within 10 and 30 days of receipt, while we generally collect cash from the sale of manufactured products between 40 and 50 days from the point at which title and risk of loss transfers. If our working capital requirements increase and we are unable to finance our working capital on terms and conditions acceptable to us, we may not be able to obtain raw materials to respond to customer demand, which could result in a loss of sales. Our average working capital days during fiscal 2017 was 68 days.

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

As of September 30, 2017, approximately 40% of our United States employees were represented with a collective bargaining agreement by labor unions. A work stoppage or other interruption of production could occur at our facilities as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress, or for other reasons. For example, in the third quarter of fiscal 2014, in connection with labor negotiations, we experienced a week-long work stoppage at our Harvey, Illinois facility. In addition, we may encounter supplier constraints, be unable to maintain favorable supplier arrangements and relations or be affected by disruptions in the supply chain. A work stoppage or interruption of production at our facilities, due to labor disputes, shortages of supplies or any other reason could materially and adversely affect our business, financial position, results of operations or cash flows. See Item 1, ''Business—Employees."

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

We provide pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible United States employees. As of September 30, 2017, we estimated that our pension plans were underfunded by approximately $25 million. The funded status represents five plans, all of which are frozen and do not accrue any additional service cost. As such, the funded status is primarily impacted by the performance of the underlying assets supporting the plan and changes in interest rates or other factors, which may trigger additional cash contributions. Our pension obligation is calculated annually and is based on several assumptions, including then-prevailing conditions, which may change from year to year. If in any year our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

We utilize various third-party agents and distributors to market, sell and distribute our products and to directly interface with our customers and end-users by providing customer service and support. No single agent or distributor accounts for a material percentage of our annual net sales. We do not have long-term contracts with our third-party agents and distributors, who could cease offering our products. In addition, many of our third-party agents and distributors with whom we transact business also offer the products of our competitors to our ultimate customers and they could begin offering our products with less prominence. The loss of a substantial number of our third-party agents or distributors or a dramatic deviation from the amount of sales they generate, including due to an increase in their sales of our competitors' products, could reduce our sales and could materially and adversely affect our business, financial position, results of operations or cash flows.

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

We may be required to recognize goodwill, indefinite-lived intangible assets or other long-lived asset impairment charges.

As of September 30, 2017, we had goodwill of $147.7 million and indefinite-lived intangibles of $93.9 million. Goodwill and indefinite-lived intangible assets are not amortized and are subject to impairment testing at least annually. Future triggering events, such as declines in our cash flow projections or customer demand, may cause impairments of our goodwill or long-lived assets based on factors such as the price of our common stock, projected cash flows, assumptions used, control premiums or other variables.

In addition, if we divest long-lived assets at prices below their asset value, we must write them down to fair value resulting in long-lived asset impairment charges, which could adversely affect our financial position or results of operations. For example, in fiscal 2015 we recorded asset impairments of $27.9 million primarily related to our announced Fence and Sprinkler exit. We cannot accurately predict the amount and timing of any impairment of assets, and we may be required to recognize goodwill or other asset impairment charges which could materially and adversely affect our results of operations.

We are subject to certain safety and labor risks associated with the manufacture and testing of our products.

As of September 30, 2017, we employed approximately 3,500 total full-time equivalent employees, a significant percentage of whom work at our 30 manufacturing facilities. Our business involves complex manufacturing processes and there is a risk that an accident or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test such products under rigorous conditions, which could potentially result in injury or death. The outcome of any personal injury, wrongful death or other litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith or negative effects on employee morale, could have a negative effect on our business, financial position, results of operations or cash flows. In addition, any accident could result in manufacturing or product delays, which could negatively affect our business, financial position, results of operations or cash flows.

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

While we currently maintain insurance coverage to address a portion of these types of liabilities, we cannot make assurances that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Further, while we intend to seek indemnification against potential liability for product liability claims from relevant parties, we cannot guarantee that we will be able to recover under any such indemnification agreements. Any claims that result in liability exceeding our insurance coverage and rights to indemnification by third parties could materially and adversely affect our business, financial position, results of operations or cash flows. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome. For example, certain of our subsidiaries have been named as defendants in product liability law suits claiming that our ABF II anti-microbial coated sprinkler pipe allegedly caused environmental stress cracking in chlorinated PVC pipe. See Note 16, ''Commitments and Contingencies'' to the accompanying consolidated financial statements included elsewhere in this Annual Report. An unsuccessful product liability defense could be highly costly and accordingly result in a decline in revenues and profitability.

From time to time, we are also involved in government inquiries and investigations, as well as consumer, employment, tort proceedings and other litigation. We cannot predict with certainty the outcomes of these legal proceedings and other contingencies. The outcome of some of these legal proceedings and other contingencies could require us to take actions which would adversely affect our operations or could require us to pay substantial amounts of money. Additionally, defending against these lawsuits and proceedings may involve significant expense and diversion of management's attention and resources from other matters.

We may not be able to adequately protect our intellectual property rights in foreign countries, and we may become involved in intellectual property disputes.

Our use of contractual provisions, confidentiality procedures and agreements, and patent, trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. We have registered intellectual property (mainly trademarks and patents) in more than 76 countries. Because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in foreign countries as we would in the United States.

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

The majority of our net sales are facilitated through the extension of credit to our customers, whose ability to pay is dependent, in part, upon the economic strength of the industries and geographic areas in which they operate. We offer credit to customers, either through unsecured credit that is based solely upon the creditworthiness of the customer, or secured credit for materials sold for a specific job where the security lies in lien rights associated with the material going into the job. The type of credit offered depends both on the financial strength of the customer and the nature of the business in which the customer is involved. End users, resellers and other non-contractor customers generally purchase more on unsecured credit than secured credit. The inability of our customers to pay off their credit lines in a timely manner, or at all, would adversely affect our business, financial condition, results of operations and cash flows. Furthermore, our collections efforts with respect to non-paying or slow-paying customers could negatively impact our customer relations going forward.

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

Our business, financial position or results of operations could be materially and adversely affected by our inability to continue importing raw materials, component parts and/or finished goods under the regulatory regime applicable to our business. Although we seek to have alternate sources and recover increases in input costs through price increases in our products, regulatory changes or other governmental actions could result in the need to change suppliers or incur cost increases that cannot, in the short term, or in some cases even the long term, be offset by our prices. Such changes could reduce our gross profit, net income and cash flow. Any of these consequences could materially and adversely affect our business, financial position, results of operations or cash flows.

Congress has proposed comprehensive tax reform legislation that could materially affect the tax aspects of our business and the industries in which we compete.

President Trump, U.S. Congressional leaders and other elected officials have indicated their desire to implement significant U.S. federal income tax reform, and the current U.S. Congress has proposed comprehensive tax reform legislation, that could materially affect the tax aspects of our business and the industries in which we compete.  Such tax reform may be substantially revised through the legislative process, or may never be enacted.  To the extent that such changes, if any, have a negative effect on us or the industries we serve, including as a result of related uncertainty, these changes may materially and adversely affect our business, financial condition, results of operations and cash flows.

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

As a result of our international operations, we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar foreign anti-corruption laws.

The United States Foreign Corrupt Practices Act, or the "FCPA," and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to influence foreign government officials for the purpose of obtaining or retaining business or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by both the United States Department of Justice and the United States Securities and Exchange Commission, or the "SEC," resulting in record fines and penalties, increased enforcement activity by non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals.

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

As of September 30, 2017, we had approximately $580.1 million of total long-term consolidated indebtedness outstanding (including current portion) under AII's credit facilities ("Credit Facilities"), which consist of: (i) an asset-based credit facility ("ABL Credit Facility"); and (ii) the first lien term loan facility (the "First Lien Term Loan Facility"). As of September 30, 2017, AII had $173.0 million of available borrowing capacity under the ABL Credit Facility and there were no outstanding borrowings (excluding $8.6 million of letters of credit issued under the facility). In addition, subject to certain conditions and without the consent of the then existing lenders, the loans under the First Lien Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to $235.0 million, plus an additional amount not to exceed specified coverage ratios. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our indebtedness could have important consequences to you. Because of our indebtedness:

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the credit agreements governing the Credit Facilities do not fully prohibit our subsidiaries from incurring additional debt. If our subsidiaries are in compliance with certain coverage ratios set forth in the agreements governing the Credit Facilities, they may be able to incur substantial additional indebtedness, which may increase the risks created by our current indebtedness. In addition, subject to certain conditions and without the consent of the then existing lenders, the loans under the First Lien Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to $125.0 million and $75.0 million, respectively, plus an additional amount not to exceed a specified leverage ratio. As of September 30, 2017, we were able to borrow an additional $173.0 million under the ABL Credit Facility. In addition, we can request an increase in the commitments to our ABL Credit Facility from the participating banks or other banks of up to $75.0 million under the terms of the facility.

Increases in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

A significant portion of our outstanding indebtedness bears interest or will bear interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially and adversely affect our business, financial position, results of operations or cash flows. As of September 30, 2017, assuming LIBOR exceeded 1.00%, each one percentage point change in interest rates would have resulted in a change of approximately $5.0 million in the annual interest expense on the First Lien Term Loan Facility. As of September 30, 2017, assuming availability was fully utilized, each one percentage point change in interest rates would have resulted in a change of approximately $4.1 million in annual interest expense on the ABL Credit Facility. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our indebtedness, thereby affecting our profitability.

A lowering or withdrawal of the ratings, outlook or watch assigned to our indebtedness by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our indebtedness currently has a non-investment grade rating, and any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency's judgment, current or future circumstances relating to the basis of the rating, outlook or watch, such as adverse changes to our business, so warrant. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.

The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our business.

The Credit Facilities contain covenants that, among other things, restrict the ability of AII and its subsidiaries to:

•incur additional indebtedness and create liens;
•pay dividends and make other distributions or to purchase, redeem or retire capital stock;
•purchase, redeem or retire certain junior indebtedness;
•make loans and investments;
•enter into agreements that limit AII's or its subsidiaries' ability to pledge assets or to make distributions or loans to us or transfer assets to us;
•sell assets;
•enter into certain types of transactions with affiliates;
•consolidate, merge or sell substantially all assets;
•make voluntary payments or modifications of junior indebtedness; and
•enter into lines of business.

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

The outstanding borrowings under the First Lien Term Loan Facility have a maturity date of December 22, 2023 and the ABL Credit Facility is scheduled to mature on December 22, 2021. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our indebtedness. Market disruptions, such as those experienced in 2008 and 2009, as well as our indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

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

The market price of our common stock may be volatile and could decline.

The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

•	industry or general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	changes in our customers' preferences;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in securities analysts' estimates of our financial performance or lack of research coverage and reports by industry analysts;

•	action by institutional stockholders or other large stockholders (including the CD&R Investor), including future sales of our common stock;

•	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;

•	announcements by us of significant impairment charges;

•	speculation in the press or investment community;

•	investor perception of us and our industry;

•	changes in market valuations or earnings of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;

•	war, terrorist acts and epidemic disease;

•	any future sales of our common stock or other securities;

•	additions or departures of key personnel; and

•	misconduct or other improper actions of our employees.

Stock markets have experienced extreme volatility in recent years that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management's attention and resources, which could materially and adversely affect our business, financial position, results of operations or cash flows.

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

As of November 17, 2017, we had 63,090,619 outstanding shares of common stock. Of these shares, all of the 31,550,000 shares sold in our IPO and secondary offerings by the CD&R Investor are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"), unless purchased by our "affiliates," as that term is defined in Rule 144 under the Securities Act ("Rule 144").

On July 3, 2017, we filed a shelf registration statement on Form S-3 to register 30,460,377 shares of our common stock held by the CD&R Investor. Once sold, all 30,460,377 shares of our common stock currently held by the CD&R Investor were immediately tradable without restriction under the Securities Act, unless held by “Affiliates,” as that term is defined in Rule 144 under the Securities Act.

In June 2016, we filed a registration statement on Form S-8 under the Securities Act to register the shares of common stock to be issued under our equity compensation plans and, as a result, all shares of common stock issued upon exercise of (i) stock options granted under these plans and (ii) other equity based awards granted under the Atkore International Group Inc. Omnibus Incentive Plan, or the "Omnibus Incentive Plan", were also freely tradable under the Securities Act, subject to the terms of the lock-up agreements, unless purchased by our affiliates. As of November 17, 2017, there were stock options outstanding to purchase a total of 5,013,092 shares of our common stock. Additionally, 433,107 shares of our common stock are issuable pursuant to RSUs and 181,236 shares of our common stock are issuable pursuant to PSUs. As of November 17, 2017, 2,925,220 shares of our common stock were reserved for future issuance under our Omnibus Incentive Plan, of which 842,280 were subject to outstanding awards.

The remaining 31,540,619 shares of common stock outstanding as of November 17, 2017 are restricted securities within the meaning of Rule 144, but are eligible for resale subject to applicable volume, means of sale, holding period and other limitations of Rule 144. The market price of our common stock could decline if the holders of those shares sell them or are perceived by the market as intending to sell them. Furthermore, the CD&R Investor, which currently owns approximately 50% of the outstanding shares of our common stock as of November 17, 2017 has the right to require us to register shares of common stock for resale in some circumstances.

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

The timing and amount of the Company’s share repurchases are subject to a number of uncertainties.
In August 2017, the Company announced that its board of directors had approved a share repurchase program for the repurchase of up to an aggregate amount of $75 million of the Company’s common stock. Share repurchases under the program are funded with cash on hand. The amount and timing of share repurchases will be based on a variety of factors. Important factors that could cause the Company to limit, suspend or delay its share repurchases include unfavorable trading market conditions, the price of the Company's common stock, the nature of other investment opportunities presented to us from time to time, the ability to obtain financing at attractive rates and the availability of U.S. cash. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

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

As of November 17, 2017, the CD&R Investor owns approximately 50% of the outstanding shares of our common stock. As the Company's share repurchase program progresses, the CD&R Investor's ownership percentage may gradually increase. See Item 5, ''Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities'' for additional information. As a result, the CD&R Investor will continue to exercise significant influence over all matters requiring stockholder approval for the foreseeable future, including approval of significant corporate transactions, such as mergers and the sale of substantially all of our assets, which may reduce the market price of our common stock. In addition, the CD&R Investor will continue to have the right to designate for nomination for election at least 40% of the total number of our directors as long as the CD&R Investor beneficially owns at least 40% of our common stock.

Because the CD&R Investor's interests may differ from your interests, actions the CD&R Investor takes as a significant stockholder may not be favorable to you. For example, the concentration of ownership held by the CD&R Investor could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination that another stockholder may otherwise view favorably. Other potential conflicts could arise, for example, over matters such as employee retention or recruiting, or our dividend policy.

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

Fulfilling our obligations incident to being a public company, including compliance with the requirements of the Exchange Act, and related rules under the Sarbanes-Oxley Act of 2002, or the "Sarbanes-Oxley Act," and the Dodd-Frank Act, will be expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

Our IPO was completed in June 2016. As a public company, we are subject to the reporting, accounting and corporate governance requirements of the NYSE, the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act that apply to issuers of listed equity, which impose certain significant compliance requirements, costs and obligations upon us. The changes necessitated by being a publicly listed company require a significant commitment of additional resources and management oversight which increase our operating costs. Further, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. In addition, we may identify control deficiencies which could result in a material weakness or significant deficiency. In the past, we have identified material weaknesses, all of which have since been remediated. We did not identify any material weaknesses for fiscal 2017.

The expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors' fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to define and expand the roles and the duties of our board of directors and its committees and institute more comprehensive compliance and investor relations functions. Failure to comply with Sarbanes-Oxley Act or Dodd-Frank Act could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities.

Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated by-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock.

Our amended and restated certificate of incorporation and our second amended and restated by-laws, ("amended and restated by-laws") include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by-laws collectively:

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

We could be the subject of securities class action litigation due to future stock price volatility, which could divert management's attention and materially and adversely affect our business, financial position, results of operations or cash flows.

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

We do not currently intend to pay dividends on our common stock for the foreseeable future and, consequently, your ability to achieve a return on your investment depends on appreciation in the price of our common stock.

We do not currently intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock depends upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. Payments of dividends, if any, are at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries (including AII) to us, and such other factors as our board of directors may deem relevant. In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law imposes additional requirements that may restrict our ability to pay dividends to holders of our common stock.

Our amended and restated certificate of incorporation includes provisions limiting the personal liability of our directors for breaches of fiduciary duty under the DGCL.

Our amended and restated certificate of incorporation contains provisions permitted under the action asserting a claim arising under the General Corporation Law of the State of Delaware ("DGCL") relating to the liability of directors. These provisions eliminate a director's personal liability to the fullest extent permitted by the DGCL for monetary damages resulting from a breach of fiduciary duty, except in circumstances involving:

•	any breach of the director's duty of loyalty;

•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;

•	under Section 174 of the DGCL (unlawful dividends); or

•	any transaction from which the director derives an improper personal benefit.

The principal effect of the limitation on liability provision is that a stockholder will be unable to prosecute an action for monetary damages against a director unless the stockholder can demonstrate a basis for liability for which indemnification is not available under the DGCL. These provisions, however, should not limit or eliminate our rights or any stockholder's rights to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director's fiduciary duty. These provisions do not alter a director's liability under federal securities laws. The inclusion of this provision in our amended and restated certificate of incorporation may discourage or deter stockholders or management from bringing a lawsuit against directors for a breach of their fiduciary duties, even though such an action, if successful, might otherwise have benefited us and our stockholders.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, other employees, agents or stockholders, (iii) any action asserting a claim arising out of or under the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware (including, without limitation, any action asserting a claim arising out of or pursuant to our amended and restated certificate of incorporation or our amended and restated by-laws) or (iv) any action asserting a claim that is governed by the internal affairs doctrine. As a stockholder in our company, you are deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or any of our directors, officers, other employees, agents or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial position, results of operations or cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Our corporate headquarters are located in owned premises at 16100 South Lathrop Avenue, Harvey, Illinois. We and our operating companies own and lease a variety of facilities, principally in the United States, for manufacturing, distribution and light assembly. Our manufacturing, distribution and assembly centers are strategically located to optimize route efficiency, market coverage and overhead. The following chart identifies the number of owned and leased facilities used by each of our reportable segments as of September 30, 2017. We believe that these facilities, when considered with our corporate headquarters, offices and warehouses are suitable and adequate to support the current needs of our business.

Reportable Segment	Owned Facilities	Leased Facilities
Electrical Raceway	7	32
Mechanical Products & Solutions	7	15
We believe that our facilities are well-maintained and are sufficient to meet our current and projected needs. We also have an ongoing process to continually review and update our real estate portfolio to meet changing business needs. Our two principal facilities are located in Harvey, Illinois and New Bedford, Massachusetts. Our owned manufacturing facility in Harvey, Illinois supports both our Electrical Raceway and MP&S segments. Our owned facility in New Bedford, Massachusetts supports our Electrical Raceway segment.
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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market Prices

Shares of our common stock have traded on the NYSE under the symbol ATKR since June 10, 2016. Prior to that date, there was no market for our common stock. The range of high and low sale prices of our common stock as reported by the NYSE is set forth in the table below:

	High Sales Price	Low Sales Price
2016
Third quarter (1)	$16.85	$15.56
Fourth quarter	$19.17	$14.17
2017
First quarter	$24.34	$18.00
Second quarter	$27.30	$22.96
Third quarter	$26.80	$20.64
Fourth quarter	$23.43	$15.05
(1) Represents the period from June 10, 2016, the date of our initial listing on the NYSE, through June 24, 2016, the end of our third fiscal quarter.

** Assumes $100 invested on June 10, 2016 in stock or index, including reinvestment of dividends.

The following group of 10 public companies represents the Company's peer group:

•	Pentair plc	•	Eaton Corp. Plc
•	Schneider Electric SE	•	Hubbell Incorporated Class B
•	ABB Ltd. Sponsored ADR	•	Littelfuse, Inc.
•	Acuity Brands	•	Legrand SA
•	AZZ Inc.	•	NCI Building Systems, Inc.

Holders

As of November 17, 2017, there were 2 stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

We have not and do not currently intend to declare or pay dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs and general corporate purposes. Our ability to pay dividends to holders of our common stock is significantly limited as a practical matter by the Credit Facilities insofar as we may seek to pay dividends out of funds made available to us by AII or its subsidiaries, because AII's debt instruments directly or indirectly restrict AII's ability to pay dividends or make loans to us. Any future determination to pay dividends on our common stock will be subject to the discretion of our board of directors and depend upon various factors, including our results of operations, financial condition, liquidity requirements, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by Delaware law, general business conditions and other factors that our board of directors may deem relevant.

Issuer Purchases of Equity Securities

The following table shows our purchases of our common stock during the fourth quarter of fiscal 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
August 1, 2017 - August 31, 2017	80.9	$16.49	80.9	$73,666
September 1, 2017 - September 30, 2017	700.5	$17.95	700.5	$61,089
Total	781.4		781.4
(1) On August 24, 2017, we announced that our Board of Directors approved a share repurchase program, under which we may repurchase up to an aggregate amount of $75.0 million of our outstanding stock over an open-ended period of time. We will conduct repurchases under the program in the open market and through broker negotiated purchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and subject to market conditions, applicable legal requirements and other relevant factors. The share repurchase program will be funded from our available cash balances. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be terminated at any time at our discretion. As of September 30, 2017, there were approximately $61.1 million of authorized repurchases remaining.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information, as of September 30, 2017, about the amount of common shares to be issued upon the exercise of outstanding options, performance share options ("PSUs") and restricted stock units ("RSUs") granted under the Omnibus Incentive Plan ("Omnibus Incentive Plan").

(share amounts in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in (1))
Plan Category	(1)
Equity compensation plans approved by shareholders	5,816	$8.30	2,923
Equity compensation plans not approved by shareholders	—	—	—
Total	5,816	$8.30	2,923

(1) Includes 5,158 stock options, 181 PSUs and 477 RSUs granted to officers pursuant to the Omnibus Incentive Plan. For a description of the Omnibus Incentive Plan, see Note 4, ''Stock Incentive Plan'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

Item 6. Selected Financial Data

The following tables set forth selected historical financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of September 30, 2017 and September 30, 2016 and for the fiscal years ended September 30, 2017, September 30, 2016 and September 25, 2015 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The selected historical consolidated financial data as of September 25, 2015 and September 26, 2014 and for the years ended September 26, 2014 and September 27, 2013 have been derived from our audited consolidated financial statements and related notes not included elsewhere in this Annual Report. The selected historical consolidated financial data as of September 27, 2013 has been derived from our unaudited consolidated financial statements and related notes not included elsewhere in this Annual Report. The selected financial data presented below should be read in conjunction with Item 7, ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the consolidated financial statements and related notes included in Item 8, ''Financial Statements and Supplementary Data'' of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period.

(in thousands, except per share data)	September 30, 2017 (1)	September 30, 2016	September 25, 2015 (2)	September 26, 2014 (3)	September 27, 2013 (4)
Statement of Operations Data:
Net sales	$1,503,934	$1,523,384	$1,729,168	$1,702,838	$1,475,897
Income (loss) from continuing operations	$84,639	$58,796	$(4,955)	$(73,948)	$(18,581)
Loss from discontinued operations (net of tax) (5)	—	—	—	—	(42,654)
Net income (loss)	$84,639	$58,796	$(4,955)	$(73,948)	$(61,235)
Convertible preferred stock and dividends	$—	$—	$—	$29,055	$47,234
Income (loss) from continuing operations per share
Basic	$1.33	$0.94	$(0.08)	$(2.02)	$(0.46)
Diluted	$1.27	$0.94	$(0.08)	$(2.02)	$(0.46)
Net income (loss) per share
Basic	$1.33	$0.94	$(0.08)	$(2.02)	$(2.66)
Diluted	$1.27	$0.94	$(0.08)	$(2.02)	$(2.66)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$45,718	$200,279	$80,598	$33,360	$54,770
Total assets	1,215,092	1,164,568	1,113,799	1,185,419	1,272,195
Long-term obligations	642,384	702,500	747,024	735,060	504,827
Total equity	360,871	257,246	156,277	176,469	510,377
Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$121,654	$156,646	$141,073	$86,333	$35,424
Investing activities	(205,833)	(12,895)	(46,641)	(48,860)	(87,252)
Financing activities	(67,760)	(23,908)	(44,106)	(57,584)	55,823
Other Financial Data:
Adjusted net sales (6)	$1,503,934	$1,515,568	$1,550,575	$1,510,150	$1,277,175
Adjusted EBITDA (7)	227,608	235,002	163,950	126,597	111,559
Adjusted EBITDA Margin (8)	15.1%	15.5%	10.6%	8.4%	8.7%
Capital expenditures	25,122	16,830	26,849	24,362	14,999

(1)
Includes results of operations of Marco Cable Management ("Marco"), Flexicon Limited ("Flexicon") and Calpipe Industries, LLC ("Calpipe") from May 18, 2017, September 1, 2017, and September 29, 2017 respectively. See Note 2, "Acquisitions" to our audited consolidated financial statements included elsewhere in this Annual Report.

(2)
Includes results of operations of American Pipe & Plastics, Inc., or "APPI," and Steel Components, Inc., or "SCI," from October 20, 2014 and November 17, 2014, respectively. See Note 2, "Acquisitions" to our audited consolidated financial statements included elsewhere in this Annual Report.

(3)	Includes results of operations of EP Lenders II, LLC d/b/a Ridgeline ("Ridgeline") from October 11, 2013.
(4)	Includes results of operations of Heritage Plastics, Inc ("Heritage Plastics") and Liberty Plastics, LLC ("Liberty Plastics") from September 17, 2013.
(5)	We divested our business in Brazil during fiscal 2013, which was reported as a discontinued operation.
(6)
We present Adjusted net sales to facilitate comparisons of reported net sales from period to period. In August 2015, we announced plans to exit our Fence and Sprinkler steel pipe and tube product lines ("Fence and Sprinkler") in order to re-align our long-term strategic focus. These product lines were discontinued during the first quarter of fiscal 2016. We define Adjusted net sales as reported net sales excluding net sales directly attributable to Fence and Sprinkler. We believe Adjusted net sales is useful for investors because management uses Adjusted net sales as an operating measure to evaluate our ongoing business operations, which no longer include Fence and Sprinkler. Adjusted net sales has limitations as an analytical tool, and should not be considered in isolation or as an alternative to measures based on accounting principles generally accepted in the United States of America ("GAAP"), such as net sales or other financial statement data presented in our consolidated financial statements as an indicator of revenue. Because Adjusted net sales is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted net sales, as presented, may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of net sales to Adjusted net sales for the periods presented:

	Fiscal year ended
(in thousands)	September 30, 2017	September 30, 2016	September 25, 2015	September 26, 2014	September 27, 2013
Net sales	$1,503,934	$1,523,384	$1,729,168	$1,702,838	$1,475,897
Impact of Fence and Sprinkler exit	—	(7,816)	(178,593)	(192,688)	(198,722)
Adjusted net sales	$1,503,934	$1,515,568	$1,550,575	$1,510,150	$1,277,175

(7)
We define Adjusted EBITDA as net income (loss) before: loss from discontinued operations (net of income taxes), income tax expense (benefit), depreciation and amortization, interest expense (net), loss (gain) on extinguishment of debt, restructuring and impairments, stock-based compensation, consulting fees, multi-employer pension withdrawal, certain legal matters, transaction costs, gain on sale of joint venture, other items, and the impact from our Fence and Sprinkler exit. Prior to fiscal 2017, net income (loss) was also adjusted to exclude net periodic pension benefit costs and the impact from routine anti-microbial coated sprinkler pipe, or "ABF" product liability. These costs are no longer an adjustment to Adjusted EBITDA beginning in fiscal 2017. Prior fiscal years have not been revised for this change due to the relative insignificance and nature of the amounts.

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

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal year ended
(in thousands)	September 30, 2017	September 30, 2016	September 25, 2015	September 26, 2014	September 27, 2013
Net income (loss)	$84,639	$58,796	$(4,955)	$(73,948)	$(61,235)
Loss from discontinued operations, net of income tax (expense) benefit	—	—	—	—	42,654
Income tax expense (benefit)	41,486	27,985	(2,916)	(32,939)	(2,966)
Depreciation and amortization	54,727	55,017	59,465	58,695	48,412
Interest expense, net	26,598	41,798	44,809	44,266	47,869
Loss (gain) on extinguishment of debt	9,805	(1,661)	—	43,667	—
Restructuring & impairments (a)	1,256	4,096	32,703	46,687	10,931
Net periodic pension benefit cost (b)	—	441	578	1,368	3,371
Stock-based compensation (c)	12,788	21,127	13,523	8,398	2,199
ABF product liability impact (d)	—	850	(216)	2,841	1,383
Consulting fees (e)	—	15,425	3,500	4,854	6,000
Multi-employer pension withdrawal (f)	—	—	—	—	7,290
Legal matters (g)	7,551	1,382	—	—	—
Transaction costs (h)	4,779	7,832	6,039	5,049	1,780
Gain on sale of joint venture (i)	(5,774)	—	—	—	—
Other (j)	(10,247)	1,103	14,305	12,656	7,685
Impact of Fence and Sprinkler exit (k)	—	811	(2,885)	5,003	(3,814)
Adjusted EBITDA	$227,608	$235,002	$163,950	$126,597	$111,559

(a)
Restructuring amounts represent exit or disposal costs including termination benefits and facility closure costs. Impairment amounts represent write-downs of goodwill, intangible assets and/or current or long-lived assets. See Note 5, ''Restructuring Charges and Asset Impairments'' and Note 13, ''Goodwill and Intangible Assets'' to our consolidated financial statements for further detail.

(b)
Through fiscal 2016, represents pension costs in excess of cash funding for pension obligations in the period. Beginning in fiscal 2017, the Company has not excluded net periodic pension benefit cost from Adjusted EBITDA. Prior years have not been revised for this change due to the relative insignificance and nature of these amounts. See Note 3, ''Postretirement Benefits'' to our consolidated financial statements for further detail.

(c)
Represents stock-based compensation expenses related to stock option awards, performance stock awards and restricted stock awards. See Note 4, ''Stock Incentive Plan'' to our consolidated financial statements for further detail.

(d)
Through fiscal 2016, represents changes in the Company's estimated exposure to ABF matters. Beginning in fiscal 2017, the company has excluded the costs incurred with the routine ABF product liability from Adjusted EBITDA. Prior years have not been revised for this change due to the relative insignificance and nature of these amounts. See Note 16, ''Commitments and Contingencies'' to our consolidated financial statements for further detail.

(e)
Represents amounts paid to CD&R and, until April 9, 2014, to Tyco. The CD&R consulting agreement was terminated on June 15, 2016. See Note 18, ''Related Party Transactions'' to our consolidated financial statements for further detail.

(f)
Represents our proportional share of a multi-employer pension liability from which we withdrew in fiscal 2013. See Note 3, ''Postretirement Benefits'' to our consolidated financial statements for further detail.

(g)	Represents certain legal matters. See Note 16, ''Commitments and Contingencies'' to our consolidated financial statements for further detail.
(h)
Represents expenses related to our initial public offering ("IPO"), secondary offerings and acquisition and divestiture-related activities. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' and Note 2, ''Acquisitions'' to our consolidated financial statements for further detail.

(i)	Represents gain on sale of Abahsain-Cope Saudi Arabia Ltd. joint venture. See Note 11, ''Assets Held for Sale'' to our consolidated financial statements for further detail.
(j)	Represents other items, such as inventory reserves and adjustments, realized or unrealized gain (loss) on foreign currency transactions and release of indemnified uncertain tax positions.
(k)	Represents historical performance of Fence and Sprinkler and related operating costs.

(8)	We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Net sales.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the accompanying consolidated financial statements and related notes included in this Annual Report.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in "Special Note Regarding Forward-Looking Statements and Information" and "Risk Factors" included elsewhere in this Annual Report. The percentages provided below reflect rounding adjustments. Accordingly, figures expressed as percentages when aggregated may not be the arithmetic sum of the percentages that precede them.
Business Factors Influencing our Results of Operations

We are a leading manufacturer of Electrical Raceway products primarily for the non-residential construction and renovation markets and MP&S for the construction and industrial markets. Electrical Raceway products form the critical infrastructure that enables the deployment, isolation and protection of a structure's electrical circuitry from the original power source to the final outlet. MP&S frame, support and secure component parts in a broad range of structures, equipment and systems in electrical, industrial and construction applications. We believe we hold #1 or #2 positions in the United States by net sales in the vast majority of our products. The quality of our products, the strength of our brands and our scale and presence provide what we believe to be a unique set of competitive advantages that position us for profitable growth.

The following factors may affect our results of operations in any given period:

Economic Conditions. Our business depends on demand from customers across various end markets, including wholesale distributors, OEMs, retail distributors and general contractors. Our products are primarily used by trade contractors in the construction and renovation of non-residential structures such as commercial office buildings, healthcare facilities and manufacturing plants. In fiscal 2017, 91% of our net sales were to customers located in the United States. As a result, our business is heavily dependent on the health of the United States economy, in general, and on United States non-residential construction activity, in particular. A stronger United States economy and robust non-residential construction generally increase demand for our products.

We believe that our business and demand for our products is influenced by two main economic indicators: United States gross domestic product, or "GDP," and non-residential construction starts, measured in square footage. The United States non-residential construction market has experienced modest growth over the past few years, in line with United States GDP. Our historic results have been positively impacted by growth in the non-residential construction market, as such growth leads to greater demand for our products. MR&R activity generally increases and represents a greater share of non-residential construction activity during challenging periods in the economic or construction cycle. During those periods, our MR&R demand as a percentage of total demand typically increases, providing a more consistent revenue stream for our business.

Raw Materials. We use a variety of raw materials in the manufacture of our products, which primarily include steel, copper and PVC resin. We believe that sources for these raw materials are well established, generally available and are in sufficient quantity that we may avoid disruption in our business. The cost to procure these raw materials is subject to price fluctuations, often as a result of macroeconomic conditions. Our cost of sales may be affected by changes in the market price of these materials, and to a lesser extent, other commodities, such as zinc, aluminum, electricity, natural gas and diesel fuel. The prices at which we sell our products may adjust upward or downward based on raw material price changes. We believe several factors drive the pricing of our products, including the quality of our products, the ability to meet customer delivery expectations and co-loading capabilities, as well as the prices of our raw material inputs. Historically, we have not engaged in hedging strategies for raw material purchases. Our results may be impacted by inventory liquidations at costs higher or lower than current prices we pay for similar items.

Working Capital. Our working capital requirements are impacted by our operational activities. Our inventory levels may be impacted from time to time, due to delivery lead times from our suppliers. We are typically obligated to pay for our raw material purchases within 10 and 30 days of their receipt, while we generally collect cash from the sale of our manufactured products between 40 and 50 days from the point at which title and risk of loss transfers. Our average working capital days during fiscal 2017 was 68 days.

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

Our acquisition strategy has focused primarily on growing market share by complementing our existing portfolio with synergistic products and expanding into end-markets that we have not previously served. In total, we have invested over $400 million in acquisitions since 2011.

In 2012, we acquired Flexhead Industries, or "Flexhead," a leading manufacturer of flexible sprinkler drops that provided a set of higher margin, value-added products to our MP&S portfolio. Flexhead's products provide engineers, architects, contractors and building owners with solutions for rapid installation, simple relocation and system versatility for commercial ceilings applications.

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

On May 18, 2017, we acquired Marco Cable Management ("Marco"), a leading designer and manufacturer of wire basket cable tray, PVC trunking and aluminum power poles. Marco's product portfolio adds value to our electrical distribution partners in the United Kingdom and expands the Company's presence in the United Kingdom and the rest of Europe.

On September 1, 2017, we acquired Flexicon Limited ("Flexicon"), a leading global manufacturer of metallic and non-metallic flexible cable protection systems that carry many international and market product approvals and serves the industrial, commercial and infrastructure sectors in more than 55 countries.

On September 29, 2017, we acquired Calpipe Industries, LLC ("Calpipe"), a market leader for electrical conduit systems for corrosive environments and bollards for high security, access control and architectural environments.

We expect to continue to pursue synergistic acquisitions as part of our growth strategy to expand our product offerings.
See Note 2, ''Acquisitions'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

In 2012, we sold our interest in a joint venture in Saudi Arabia that represented our only investment in the Middle East because we determined that it did not provide sufficient earnings or strategic value. During that same year, we also sold two low-margin, commodity-oriented businesses in the United States for which we had limited market presence or competitive differentiation—our hollow structural tube business based in Morrisville, Pennsylvania and our sprinkler system fabrication business. During 2013, we further reduced our non-domestic footprint by closing one facility in Brazil, selling the remainder of our Brazilian operations and closing our Acroba subsidiary in France.

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

See Note 5, ''Restructuring Charges and Asset Impairments'' and Note 11, ''Assets Held for Sale'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Initial Public Offering.  On June 9, 2016, our registration statement on Form S-1 for our IPO was declared effective by the SEC. On June 15, 2016, we completed the offering of 12,000,000 shares of our common stock at a price of $16.00 per share. In a series of secondary offerings during fiscal 2017, the CD&R Investor sold an aggregate 19,550,000 shares of our common stock. The CD&R Investor received all of the net proceeds and bore all commissions and discounts from the sale of our common stock. We did not receive any proceeds from the shares sold in the IPO or secondary offerings.

Foreign Currencies. In fiscal 2017, approximately 9% of our net sales came from customers located outside the United States, most of which were foreign currency sales denominated in British pounds sterling, Canadian dollars, Australian dollars, Chinese Yuan and New Zealand dollars. The functional currency of our operations outside the United States is generally the local currency. Assets and liabilities of our non-U.S. subsidiaries are translated into United States dollars using period-end exchange rates. Foreign revenue and expenses are translated at the monthly average exchange rates in effect during the period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss within our statements of comprehensive income (loss). See "Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk."

See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Emerging Industry Trends. In addition to United States GDP and non-residential construction starts, there are emerging industry trends that we believe will drive further demand for our products. These include new building technologies which enhance facility management, such as automation and LED lighting systems, as well as the rapid expansion of certain non-residential construction categories, including data centers and healthcare facilities. In recent years, technological advancements aimed at improving facility management have been driven by a number of factors, including integration and interoperability, the proliferation of the Internet and associated increases in data and power requirements and a desire to reduce costs through improved energy efficiency, lighting systems and operating effectiveness. We believe that these trends will drive greater needs for electrical capacity and circuitry, increasing the demand for many of our products. We also target high growth end-markets that are projected to experience rapid growth and to drive demand for our products, including our framing and support products. According to Dodge non-residential construction data, healthcare sector construction activity is projected to grow at a compound annual growth rate ("CAGR") of 10.3% between 2017 and 2019. Lastly, based on third-party data, growth in the data center construction market in the United States is forecast to grow at a CAGR of 4.2% between 2015 and 2020 and, between 2016 and 2021, the building lighting control systems market in the United States is forecast to grow at a CAGR of 5%, while the LED lighting market in North America is forecast to grow at a CAGR of 13%.

Reportable Segments

We operate our business through two operating segments which are also our reportable segments: Electrical Raceway and MP&S. Our operating segments are organized based on primary market channel and, in most instances, the end use of products. We review the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance on the basis of net sales, Adjusted net sales and Adjusted EBITDA. See Note 19, ''Segment Information'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Effective in the fourth quarter of fiscal 2017, the Company implemented a realignment of its segment financial reporting structure such that its international businesses within EMEA and APAC are now reflected in its Electrical Raceway segment. These businesses were previously reflected within the MP&S segment. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information. Prior year results have been revised for the impact of the realignment for comparability.

Fiscal Year

Starting in fiscal 2016, the Company has a fiscal year that ends on September 30. Prior to fiscal 2016, the fiscal year ended on the last Friday in September. Fiscal year 2017 and 2015 were 52-week fiscal years which ended on September 30, 2017 and September 25, 2015, respectively. Fiscal year 2016 was a 53-week fiscal year which ended on September 30, 2016. Our fiscal quarters end on the last Friday in December, March and June.

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

Adjusted net sales

For further discussion on Adjusted net sales, including definitions thereof and reconciliations of net sales to Adjusted net sales, see Item 6, ''Selected Financial Data''.

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

Selling, general and administrative expenses

Selling, general and administrative costs includes payroll related expenses including salaries, wages, employee benefits, payroll taxes, variable cash compensation for both administrative and selling personnel and consulting and professional services fees and other costs incurred in becoming a public company. Also included are compensation expense for share-based awards, restructuring-related charges, third-party professional services and translation gains or losses for foreign currency trade transactions.

Adjusted EBITDA and Adjusted EBITDA Margin

For further discussion on Adjusted EBITDA and Adjusted EBITDA Margin, including definitions thereof and reconciliations of net income (loss) to Adjusted EBITDA, see Item 6, ''Selected Financial Data''.

Results of Operations

Fiscal 2017 Compared to Fiscal 2016

The results of operations for the fiscal years ended September 30, 2017 and September 30, 2016 were as follows:

	Fiscal year ended
($ in thousands)	September 30, 2017	September 30, 2016	Change ($)	Change (%)
Net sales	$1,503,934	$1,523,384	$(19,450)	(1.3)%
Cost of sales	1,141,302	1,154,702	(13,400)	(1.2)
Gross profit	362,632	368,682	(6,050)	(1.6)
Selling, general and administrative	182,768	219,397	(36,629)	(16.7)
Intangible asset amortization	22,407	22,238	169	0.8
Asset impairment charges	—	129	(129)	(100.0)
Operating income	157,457	126,918	30,539	24.1
Interest expense, net	26,598	41,798	(15,200)	(36.4)
Loss (gain) on extinguishment of debt	9,805	(1,661)	11,466	*
Other income, net	(5,071)	—	(5,071)	*
Income before income taxes	126,125	86,781	39,344	45.3
Income tax expense	41,486	27,985	13,501	48.2
Net income	$84,639	$58,796	$25,843	44.0
Non-GAAP financial data
Adjusted net sales	$1,503,934	$1,515,568	$(11,634)	(0.8)
Adjusted EBITDA	$227,608	$235,002	$(7,394)	(3.1)
Adjusted EBITDA Margin	15.1%	15.5%
* Not meaningful

Net sales

Change (%)
Volume	(4.5)%
Average selling prices	5.8
Foreign exchange	(0.4)
Acquisitions	0.4
Working days	(2.0)
Impact of Fence and Sprinkler exit	(0.5)
Other	(0.1)
Net sales	(1.3)%

Net sales decreased $19.5 million, or 1.3% to $1,503.9 million for fiscal 2017 compared to $1,523.4 million for fiscal 2016. The decrease was primarily due to $68.0 million of lower volume of product sold primarily due to lower demand for mechanical pipe products within the solar end-market and lower demand for metal electrical conduit and fittings products. Additionally, there was a decrease of $29.3 million resulting from lower working days during fiscal 2017. There was a decline in sales of $7.8 million related to the Fence and Sprinkler exit announced in the fourth quarter of fiscal 2015. These product lines were fully discontinued in the first quarter of fiscal 2016. Partially offsetting the decrease in net sales were $86.5 million of higher average net selling prices due to the pass-through impact of higher input costs and $6.6 million resulting from the acquisitions of Marco Cable Management and Flexicon Limited during the third and fourth quarter of fiscal 2017, respectively.

Cost of sales

Change (%)
Volume	(4.3)%
Average input costs	6.6
Foreign exchange	(0.4)
Acquisitions	0.4
Working days	(2.0)
Impact of Fence and Sprinkler exit	(0.5)
Other	(1.0)
Cost of sales	(1.2)

Cost of sales decreased by $13.4 million, or 1.2% to $1,141.3 million for fiscal 2017 compared to $1,154.7 million for fiscal 2016. The decrease in cost of sales was primarily due to $47.8 million of lower volume of mechanical pipe products sold within the solar end-market and metal electrical conduit and fittings products sold. Additionally, cost of sales decreased $22.8 million due to lower working days during fiscal 2017 and $11.0 million of lower freight and warehouse costs resulting from productivity efficiencies included in the Other category above. Partially offsetting these decreases were higher input costs across all product categories of $73.8 million, including lower-of-cost-or-market charges.

Selling, general and administrative

Selling, general and administrative expenses decreased $36.6 million, or 16.7% to $182.8 million for fiscal 2017 compared to $219.4 million for fiscal 2016. The decrease was primarily due to $15.4 million of higher consulting service and termination fees paid to CD&R during fiscal 2016. See Note 18, ''Related Party Transactions'' for additional information. The Company had $10.2 million of lower incentive-based compensation expense during fiscal 2017. Stock-based compensation expense was $8.3 million lower during fiscal 2017 compared to fiscal 2016 resulting from a change from liability accounting to equity accounting. See Note 4, ''Stock Incentive Plan'' to the accompanying consolidated financial statements included elsewhere in this Annual Report. In 2016, we released $6.7 million of indemnified uncertain tax positions. The indemnification release was an expense which was offset by the tax benefit of the release of the corresponding uncertain tax positions recorded as a component of income tax expense. Additionally, we recorded decreased expenses of $3.5 million across a variety of expense categories, inclusive of IPO related costs. The decrease is partially offset by an increase of $7.5 million in contingent liabilities related to a ruling on the Company's imports of conduit fittings within the Atkore Steel Components Inc. business. See Note 16, ''Commitments and Contingencies'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Intangible asset amortization

Intangible asset amortization expenses increased $0.2 million, or 0.8% to $22.4 million for fiscal 2017 compared to $22.2 million for fiscal 2016 primarily related to the acquisition of Marco Cable Management during the third fiscal quarter of 2017.

Asset impairment charges

During fiscal 2016, we recorded asset impairments of $0.1 million related to the write-down of prepaid shop supplies resulting from the exit of Fence and Sprinkler. There were no such asset impairment charges during fiscal 2017.

Interest expense, net

Interest expense, net, decreased $15.2 million, or 36.4% to $26.6 million for fiscal 2017, compared to $41.8 million for fiscal 2016. The decrease resulted primarily from the redemption of the Second Lien Term Loan Facility during the first quarter of fiscal 2017, resulting in lower interest expense, partially offset by higher interest rates. See Note 14, ''Debt'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Loss (gain) on extinguishment of debt

We recorded a loss on the extinguishment of debt of $9.8 million during fiscal year ended September 30, 2017 related to the December 22, 2016 debt refinancing transactions compared to a gain of $1.7 million during fiscal 2016 related to the redemption of $19.0 million outstanding under the Second Lien Term Loan Facility. See Note 14, ''Debt'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Other income, net

In May 2012, we entered into a share purchase agreement pursuant to which the Company would sell its minority ownership share in Abahsain-Cope Saudi Arabia Ltd. for cash consideration of $9.1 million. The total carrying value of the investment was $3.3 million. During fiscal 2017, we recognized a pre-tax gain of $5.8 million on the sale when transfer of ownership was completed. See Note 11, ''Assets Held for Sale'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Income tax expense

Income tax expense increased $13.5 million to $41.5 million for fiscal 2017, compared to $28.0 million for fiscal 2016. For the fiscal years ended September 30, 2017 and September 30, 2016, the Company's effective income tax rate was 32.9% and 32.3% respectively. The change in the effective tax rate for fiscal year 2017 from fiscal year 2016 was primarily due to the larger tax benefit of the indemnification of uncertain tax positions released in the prior year, partially offset by the excess tax benefit associated with the exercise of stock options, which is reflected as a reduction in tax expense and a lower effective state tax rate.

Net income

Net income increased by $25.8 million to $84.6 million for fiscal 2017 compared to $58.8 million for fiscal 2016. The increase was primarily due to lower selling, general and administrative expenses of $36.6 million and interest expense of $15.2 million, partially offset by a net loss on extinguishment of debt of $9.8 million and higher income tax expense of $13.5 million.

Adjusted EBITDA

Adjusted EBITDA decreased by $7.4 million, or 3.1% to $227.6 million for fiscal 2017 compared to $235.0 million for fiscal 2016. The increase was due primarily to lower volume of products sold across all product categories partially offset by improved productivity.

Segment results

Electrical Raceway

	Fiscal year ended
($ in thousands)	September 30, 2017	September 30, 2016	Change ($)	Change (%)
Net sales	$1,094,783	$1,068,630	$26,153	2.4%
Adjusted EBITDA	189,351	181,939	7,412	4.1%
Adjusted EBITDA Margin	17.3%	17.0%

Net sales

Change (%)
Volume	(2.2)%
Average selling prices	6.5
Foreign exchange	(0.5)
Acquisitions	0.6
Working days	(1.9)
Other	(0.1)
Net sales	2.4%

Net sales increased $26.2 million, or 2.4%, to $1,094.8 million for fiscal 2017 compared to $1,068.6 million for fiscal 2016. The increase was due primarily to higher average selling prices of $70.3 million resulting from the pass-through impact of higher input costs and our ability to earn a premium from meeting customer expectations of product availability, delivery service levels and co-loading capabilities. Additionally, sales from the acquisition of Marco and Flexicon during 2017 contributed $6.6 million. The increase in sales was partially offset by lower volume of products sold of $24.1 million largely due to lower demand across all product lines. Metal electrical conduit and fittings product line sales partially decreased as a key customer began fulfilling a portion of their demand from a second source beginning in fiscal 2016. Lastly, sales decreased $20.2 million due to lower working days during fiscal 2017.

Adjusted EBITDA

Adjusted EBITDA increased $7.4 million, or 4.1%, to $189.4 million for fiscal 2017 compared to $181.9 million for fiscal 2016. The primary driver of the year-over-year increase was due to our ability to execute our pricing strategy which allows us to pass through raw material input costs and to earn a premium from meeting customer expectations of product availability, delivery service levels and co-loading capabilities. Additionally, Adjusted EBITDA increased due to improved productivity in manufacturing and lower freight and warehousing costs. The increases are partially offset by the impact of fewer working days during fiscal 2017.

Mechanical Products & Solutions

	Fiscal year ended
($ in thousands)	September 30, 2017	September 30, 2016	Change ($)	Change (%)
Net sales	$410,532	$456,821	$(46,289)	(10.1)%
Impact of Fence and Sprinkler exit	—	(7,816)	7,816	(100.0)%
Adjusted net sales	$410,532	$449,005	$(38,473)	(8.6)%
Adjusted EBITDA	$63,687	$81,199	$(17,512)	(21.6)%
Adjusted EBITDA Margin	15.5%	18.1%

Net sales

Change (%)
Volume	(29.7)%
Average selling prices	11.0
Working days	(6.2)
Impact of Fence and Sprinkler exit	(5.3)
Other	(1.1)
Net sales	(10.1)%

Net sales decreased $46.3 million, or 10.1% to $410.5 million for fiscal 2017 compared to $456.8 million for fiscal 2016. The decrease in net sales was primarily due to $43.9 million of lower volume of product sold mostly due to lower demand for mechanical pipe products within the solar end-market and $9.2 million resulting from fewer working days during fiscal 2017. Additionally, sales decreased $7.8 million related to the Fence and Sprinkler exit partially offset by a $16.2 million increase in average selling prices resulting from the pass-through impact of higher input costs and our ability to earn a premium from meeting customer expectations of product availability, delivery service levels and co-loading capabilities..

Adjusted EBITDA

Adjusted EBITDA decreased $17.5 million, or 21.6%, to $63.7 million for fiscal 2017 compared to $81.2 million for fiscal 2016. The primary driver of the decrease was lower demand for mechanical pipe products within the solar end-market, partially offset by productivity efficiencies.

Fiscal 2016 Compared to Fiscal 2015

The results of operations for the fiscal years ended September 30, 2016 and September 25, 2015 were as follows:

	Fiscal year ended
($ in thousands)	September 30, 2016	September 25, 2015	Change ($)	Change (%)
Net sales	$1,523,384	$1,729,168	$(205,784)	(11.9)%
Cost of sales	1,154,702	1,456,375	(301,673)	(20.7)
Gross profit	368,682	272,793	95,889	35.2
Selling, general and administrative	219,397	185,815	33,582	18.1
Intangible asset amortization	22,238	22,103	135	0.6
Asset impairment charges	129	27,937	(27,808)	(99.5)
Operating income	126,918	36,938	89,980	*
Interest expense, net	41,798	44,809	(3,011)	(6.7)
Gain on extinguishment of debt	(1,661)	—	(1,661)	*
Income (loss) before income taxes	86,781	(7,871)	94,652	*
Income tax expense (benefit)	27,985	(2,916)	30,901	*
Net income (loss)	$58,796	$(4,955)	$63,751	*
Non-GAAP financial data
Adjusted net sales	$1,515,568	$1,550,575	$(35,007)	(2.3)
Adjusted EBITDA	$235,002	$163,950	$71,052	43.3
Adjusted EBITDA Margin	15.5%	10.6%
* Not meaningful

Net sales

Change (%)
Volume	(1.7)%
Average selling prices	(1.3)
Foreign exchange	0.2
Acquisitions	(0.5)
Working days	(9.9)
Impact of Fence and Sprinkler exit	1.7
Other	(0.3)
Net sales	(11.9)%

Net sales decreased $205.8 million, or 11.9% to $1,523.4 million for fiscal 2016 compared to $1,729.2 million for fiscal 2015. The decrease was primarily due to declines in net sales of $170.8 million related to the Fence and Sprinkler exit announced in the fourth quarter of fiscal 2015. Sales further decreased $29.5 million due to the pass-through impact of lower input costs and $23.0 million due to a decrease in the volume sold of mechanical pipe products and armored cable fittings due to a decline in various end markets that utilize these products. Partially offsetting these decreases was a $29.3 million increase in sales resulting from additional working days during fiscal 2016.

Cost of sales

Change (%)
Volume	(7.9)%
Average input costs	(1.2)
Foreign exchange	0.2
Acquisitions	(0.5)
Working days	(11.5)
Impact of Fence and Sprinkler exit	1.6
Other	(1.3)
Cost of sales	(20.6)%

Cost of sales decreased by $301.7 million, or 20.7% to $1,154.7 million for fiscal 2016 compared to $1,456.4 million for fiscal 2015. The decrease was primarily due to lower costs resulting from the Fence and Sprinkler exit of $167.6 million. Additionally, lower material costs across all of our existing product categories and improved manufacturing productivity resulted in lower cost of sales of $115.5 million. Cost of sales also decreased $18.1 million due to a decrease in the volume sold of mechanical pipe products and armored cable fittings due to a decline in various end markets that utilize these products. Freight and warehouse costs decreased $13.3 million due to continuous improvement processes in the use of alternate modes and methods of transportation which provided cost savings, as well as lower overall fuel surcharges. The decrease in cost of sales was partially offset by increased costs of $22.8 million resulting from additional working days during fiscal 2016.

Selling, general and administrative

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

Asset impairment charges

In fiscal 2015, we announced the exit from Fence and Sprinkler and the planned closure of the Philadelphia, Pennsylvania manufacturing facility. As such, we recorded asset impairments of $24.0 million related to long-lived assets and prepaid shop supplies written- down to their fair value. Additionally, we recorded a $3.9 million impairment to goodwill within the Electrical Raceway reportable segment related to our SCI acquisition. The impairment was triggered by a decline in net sales and earnings due to a shift in the mix of products sold to a key customer, which was not expected to be replaced.

During fiscal 2016, we recorded asset impairments of $0.1 million related to the write-down of prepaid shop supplies resulting from the exit of Fence and Sprinkler.

Interest expense, net

Interest expense, net, decreased $3.0 million, or 6.7% to $41.8 million for fiscal 2016, compared to $44.8 million for fiscal 2015. These decreases were due primarily to higher interest expense of $1.9 million from borrowings against the Prior ABL Credit Facility and higher principal balances related to the Prior Second Lien Term Loan Facility in fiscal 2015. There were no amounts outstanding under the Prior ABL Credit Facility during fiscal 2016. Additionally, we redeemed $19.0 million of the Prior Second Lien Term Loan Facility on January 22, 2016, which helped to lower interest expense. See Note 14, ''Debt'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Gain on extinguishment of debt

On January 22, 2016, AII redeemed $17.0 million outstanding under the Prior Second Lien Term Loan Facility at a redemption price of 89.00% of the par value, and $2.0 million at a redemption price of 89.75% of the par value. We recorded a gain on the extinguishment of debt of $1.7 million during fiscal 2016. There were no gains or losses recorded during September 25, 2015. See Note 14, ''Debt'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

Net income (loss)

Net income increased by $63.8 million to $58.8 million for fiscal 2016 compared to a loss of $5.0 million for fiscal 2015 The increase was due to higher operating income before taxes of $90.0 million, lower interest expense of $3.0 million and a gain on extinguishment of debt of $1.7 million offset partially by an increase in income tax expense of $30.9 million.

Adjusted EBITDA

Adjusted EBITDA increased by $71.1 million, or 43.3% to $235.0 million for fiscal 2016 compared to $164.0 million for fiscal 2015. The increase was due primarily to lower average raw material input costs which decreased approximately 13% for fiscal 2016 compared to the same periods in the prior year. Our strategic pricing initiatives allow us to pass through raw material input costs and to earn a premium from meeting customer expectations of product availability, delivery service levels and co-loading capabilities. Additionally, Adjusted EBITDA increased due to improved productivity in manufacturing and lower freight and warehouse costs. Lastly, Adjusted EBITDA increased due to extra working days during fiscal 2016.

Segment results

Electrical Raceway

	Fiscal year ended
($ in thousands)	September 30, 2016	September 25, 2015	Change ($)	Change (%)
Net sales	$1,068,630	$1,080,276	$(11,646)	(1.1)%
Adjusted EBITDA	181,939	112,544	69,395	61.7%
Adjusted EBITDA Margin	17.0%	10.4%

Net sales

Change (%)
Average selling prices	(1.9)%
Acquisitions	0.3
FX	(1.4)
Working days	1.9
Other	0.1
Net sales	(1.1)%

Net sales decreased $11.6 million, or 1.1%, to $1,068.6 million for fiscal 2016 compared to $1,080.3 million for fiscal 2015. The decrease was due primarily to lower average selling prices of $20.0 million and $15.3 million due to negative foreign currency translation impact due to a strengthened U.S. dollar. The decrease in sales is partially offset by an increase of $20.2 million resulting from additional working days during fiscal 2016 and $3.2 million of increase sales from our APPI and SCI businesses which were acquired during the first quarter of fiscal 2015.

Adjusted EBITDA

Adjusted EBITDA increased $69.4 million, or 61.7%, to $181.9 million for fiscal 2016 compared to $112.5 million for fiscal 2015. The primary driver of the year-over-year increase was due to our ability to execute our strategic pricing strategy which saw our average input material costs declining more than our change in average selling prices. Our strategic pricing initiatives allow us to pass through raw material input costs and to earn a premium from meeting customer expectations of product availability, delivery service levels and co-loading capabilities. Additionally, Adjusted EBITDA increased due to improved productivity in manufacturing and lower freight and warehousing costs. Lastly, Adjusted EBITDA increased due to additional working days during fiscal 2016.

Mechanical Products & Solutions

	Fiscal year ended
($ in thousands)	September 30, 2016	September 25, 2015	Change ($)	Change (%)
Net sales	$456,821	$650,217	$(193,396)	(29.7)%
Impact of Fence and Sprinkler exit	(7,816)	(178,593)	170,777	(95.6)%
Adjusted net sales	$449,005	$471,624	$(22,619)	(4.8)%
Adjusted EBITDA	$81,199	$73,737	$7,462	10.1%
Adjusted EBITDA Margin	18.1%	15.6%

Net sales

Change (%)
Average selling prices	(1.5)%
Volume	(3.5)
FX	0.9
Impact of Fence and Sprinkler exit	(26.2)
Working days	1.4
Other	(0.9)
Net sales	(29.7)%

Net sales decreased $193.4 million, or 29.7% to $456.8 million for fiscal 2016 compared to $650.2 million for fiscal 2015. The decrease was primarily due to declines in sales of $170.8 million related to the Fence and Sprinkler exit. Net sales further declined $22.8 million due to lower volume resulting from lower demand for mechanical pipe products impacting certain end markets, partially offset by increased sales of $9.2 million resulting from additional working days during fiscal 2016.

Adjusted EBITDA

Adjusted EBITDA increased $7.5 million, or 10.1%, to $81.2 million for fiscal 2016 compared to $73.7 million for fiscal 2015. The primary driver of the year-over-year increase was due to improved productivity in manufacturing and lower freight and warehousing costs. Additionally, we were able to maintain an average selling price which decreased less than the decrease in raw material input costs due to our ability to execute our strategic pricing strategy. Our strategic pricing initiatives allow us to pass through raw material input costs and to earn a premium from meeting customer expectations of product availability, delivery service levels and co-loading capabilities. Lastly, Adjusted EBITDA increased due to additional working days during fiscal 2016.

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $45.7 million as of September 30, 2017, of which $40.9 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to United States or local country taxes if the Company's intention to permanently reinvest such income were to change and cash was repatriated to the United States. Our cash and cash equivalents decreased $154.6 million from September 30, 2016, primarily as a result of acquisitions completed during fiscal 2017.

In general, we require cash to fund working capital, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund operational needs. As of September 30, 2017, there were $85.0 million of borrowings under the ABL Credit Facility used to partially fund the acquisition of Calpipe (excluding $8.6 million of letters of credit issued under the ABL Credit Facility). The borrowing base was estimated to be $266.6 million and approximately $173.0 million was available under the ABL Credit Facility as of September 30, 2017.

We may from time to time repurchase our debt or take other steps to reduce our debt. These actions may include open-market repurchases, negotiated repurchases or opportunistic refinancing of debt. The amount of debt, if any, that may be repurchased or refinanced will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open-market purchases or other transactions. See Note 14, ''Debt'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

The agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries, including AII, to pay dividends, make loans or otherwise transfer assets from AII and, in turn, to us. Further, AII's subsidiaries are permitted under the terms of the Credit Facilities to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to AII and, in turn, to us. The First Lien Term Loan Facility requires AII to meet a certain consolidated coverage ratio on an incurrence basis in connection with additional indebtedness. The ABL Credit Facility contains limits on additional indebtedness based on various conditions for incurring the additional debt. AII has been in compliance with the covenants under the agreements for all periods presented. See Note 14, ''Debt'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Cash Flows

The table below summarizes cash flow information derived from our statements of cash flows for the fiscal years ended September 30, 2017 and September 30, 2016.

	Fiscal year ended
(in thousands)	September 30, 2017	September 30, 2016	Change ($)	Change (%)
Cash flows provided by (used in):
Operating activities	$121,654	$156,646	$(34,992)	(22.3)%
Investing activities	(205,833)	(12,895)	(192,938)	1,496.2%
Financing activities	(67,760)	(23,908)	(43,852)	183.4%

Operating activities

During fiscal 2017, operating activities provided $121.7 million of cash, compared to $156.6 million during fiscal year 2016. The $35.0 million decrease was primarily due to a higher investment in working capital, partially offset by improved earnings of $25.8 million.

Investing activities

During fiscal 2017, we used $205.8 million for investing activities from continuing operations compared to $12.9 million during fiscal 2016. The $192.9 million increase in cash used for investing activities is due primarily to $183.9 million used to fund the acquisitions of Marco, Flexicon and Calpipe. There were no acquisitions during fiscal 2016. The acquisitions of Marco and Flexicon were funded using cash on hand. The acquisition of Calpipe was funded using cash on hand and the borrowings from the ABL Credit Facility. Additionally, we invested $8.3 million more for capital expenditures during fiscal 2017 as compared to fiscal 2016. Capital expenditures represent enhancements to our manufacturing and distribution operations as well as replacement and maintenance of our existing equipment and facilities.

Financing Activities

During fiscal 2017, we used $67.8 million for financing activities. The use of cash was primarily for the $649.9 million redemption of the Initial First Lien Term Loan Facility and the Second Lien Term Loan Facility and $13.9 million related to share buybacks. The use of cash was partially offset by cash provided from the net borrowing of $498.8 million for the First Lien Term Loan Facility, $85.0 million from the net borrowings on the ABL Credit Facility and $12.2 million from the issuance of common stock.

During fiscal 2016, we used $23.9 million for financing activities primarily for AII's redemption of $17.0 million of the Prior Second Lien Term Loan Facility at a redemption price of 89.00% of the par value, and $2.0 million at a redemption price of 89.75% of the par value.

The table below summarizes cash flow information derived from our statements of cash flows for the fiscal years ended September 30, 2016 and September 25, 2015.

	Fiscal year ended
(in thousands)	September 30, 2016	September 25, 2015	Change ($)	Change (%)
Cash flows provided by (used in):
Operating activities	$156,646	$141,073	$15,573	11.0%
Investing activities	(12,895)	(46,641)	33,746	(72.4)%
Financing activities	(23,908)	(44,106)	20,198	(45.8)%

Operating activities

During fiscal 2016, operating activities provided $156.6 million of cash, compared to $141.1 million during fiscal year 2015. The $15.6 million increase was primarily due to improved earnings.

Investing activities

During fiscal 2016, we used $12.9 million for investing activities from continuing operations compared to $51.2 million during fiscal 2015. The $38.3 million decrease in cash used for investing activities is due primarily to a $30.5 million decrease in funds used for acquisitions. During fiscal 2015, the Company used $30.5 million to fund the acquisitions of APPI and SCI. There were no acquisitions during fiscal 2016. Additionally, we invested $16.8 million compared to $26.8 million during fiscal 2016 and 2015, respectively for capital expenditures representing our enhancements of our manufacturing and distribution operations, as well as replacement and maintenance of existing equipment and facilities. Lastly, we used $1.3 million of other investing activities. The cash used for operating activities was offset by $3.5 million less of proceeds for divestitures.

During fiscal 2015, discontinued investing activity provided $4.5 million of cash. There was no cash provided by discontinued investing activity for fiscal 2017 or 2016.

Financing Activities

During fiscal 2016, we used $23.9 million for financing activities primarily for AII's redemption of $17.0 million of the Prior Second Lien Term Loan Facility at a redemption price of 89.00% of the par value, and $2.0 million at a redemption price of 89.75% of the par value.

We used $44.1 million cash for financing activities during fiscal 2015 primarily to repay the $40.0 million balance on the Prior ABL Credit Facility.

The agreements governing the Credit Facilities contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends. For all periods presented, AII was in compliance with all covenants of the Credit Facilities. AII was not subject to the minimum fixed charge coverage ratio during any period subsequent to the establishment of the credit facilities. See Note 14, ''Debt'' to the accompanying audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Contractual Obligations

The following table presents our contractual obligations and commitments as of September 30, 2017.

($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
First Lien Term Loan Facility due December 22, 2023	$5,000	$10,000	$10,000	$471,250	$496,250
ABL Credit Facility	—	—	85,000	—	85,000
Interest payments (a)	25,793	50,836	46,898	25,292	148,819
Purchase commitments(b)	89,117	3,652	—	—	92,769
Operating lease obligations	10,735	19,114	11,993	9,884	51,726
Total(c)	$130,645	$83,602	$153,891	$506,426	$874,564

(a) Interest expense is estimated based on outstanding loan balances assuming principal payments are made according to the payment schedule and interest rates as of September 30, 2017 (3.50% for the ABL Credit facility, 4.34% for the First Lien Term Loan Facility).

(b) Represents purchases of raw materials in the normal course of business for which all significant terms have been confirmed.
(c) As of September 30, 2017, we had $0.3 million of income tax liability, gross unrecognized tax benefits of $3.6 million and gross interest and penalties of $3.2 million. Of these amounts, $6.8 million is classified as a non-current liability in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing for such payments in future years; therefore, such amounts have been excluded from the above contractual obligations table.

The ABL Credit Facility provides for a five-year senior secured revolving credit facility of up to $325.0 million. As of September 30, 2017, we had $85.0 million drawn under the ABL Credit Facility. We have the ability to continually refinance amounts drawn on the ABL Credit Facility through its maturity on December 22, 2021, subject to borrowing base limitations.

The estimated minimum required pension contribution to our pension plan in fiscal 2018 is $1.2 million.

In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our financial condition, results of operations or cash flows.

Off-Balance Sheet Arrangements

With the exception of operating leases, we do not have any off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates under different assumptions or conditions. The following are our most critical accounting policies, which are those that require management's most difficult, subjective and complex judgments, requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following discussion is not intended to represent a comprehensive list of our accounting policies. For a detailed discussion of the application of these and other accounting policies, see Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carry-forwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. See Note 7, ''Income Taxes'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Pension and Postretirement Benefits

Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The following table summarizes the impact that a change in these assumptions would have on our operating income for fiscal 2017:

(in millions)	50 Basis Point Change
Discount rate	$8.9
Return on assets	0.5

See Note 3, ''Postretirement Benefits'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Long-Lived Asset, Indefinite-Lived Intangible Assets and Goodwill Impairments

We review long-lived assets, including property, plant and equipment, and finite-lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. We perform undiscounted operating cash flow analyses to determine if impairment exists. We group assets and liabilities at the lowest level for which cash flows are separately identified in order to measure an impairment. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. For fiscal 2017, we did not record any impairments nor did we identify any triggering events that caused us to perform any long-lived asset impairment testing.

We assess the recoverability of goodwill and indefinite-lived intangible assets on a yearly basis, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying value. Our measurement date is the first day of the fourth fiscal quarter.

Goodwill is tested for impairment at a reporting unit level using either a qualitative assessment ("step zero") or quantitative assessment ("step one"). The qualitative assessment requires significant judgments about macroeconomic conditions including the operating environment, industry and other market considerations as well as entity-specific events that could impact the reporting unit. If we conclude that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, we would proceed to step one. As of our most recent quantitative goodwill impairment test performed in fiscal 2016, we had significant headroom when comparing the fair value of all of our reporting units to their carrying value and did not have any triggering events during fiscal 2017. A reasonably possible change in the residual growth rate, weighted-average cost of capital of market participants, or estimated future cash flows would not result in an impairment of goodwill.

For indefinite-lived intangible assets, the quantitative analysis compares the carrying value of the asset to its estimated fair value and an impairment charge is recognized for the amount its carrying value exceeds its estimated fair value.During fiscal year 2017, the results indicated all indefinite-lived intangible assets had significant excess of fair value over the carrying value. A reasonably possible change in the estimated revenues associated with the indefinite lived intangible assets, selected royalty rates or the residual growth rate would not result in an impairment of any of these assets.

The impairment testing for long-lived assets, indefinite-lived intangible assets and goodwill involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity. The analysis estimates numerous factors, including future sales, gross profit, selling, general and administrative expense rates and capital expenditures. Different assumption, judgments and estimates could materially affect our results of operations. These estimates are based on our business plans and forecasts. For goodwill and indefinite-lived intangible assets, these estimated cash flows are then discounted, which necessitates the selection of an appropriate discount rate. The discount rate used reflects the market-based estimates of the risks associated with the projected cash flows of the reporting unit.

Inventories

We account for inventory valuation for a majority of the Company using the last-in, first-out ("LIFO") method measured at the lower of cost or market value. We utilize the LIFO method of valuing inventories because it reflects how we monitor and manage our business and it matches current costs and revenues. Valuation of inventory using the LIFO method is made at the end of our fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on estimates of expected year-end inventory levels and costs. Other inventories, consisting mostly of foreign inventories, are measured using first-in, first-out ("FIFO") costing methods. Inventory cost, regardless of valuation method, includes direct material, direct labor and overhead costs. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not marketable due to its condition or where the inventory cost for an item exceeds its market value, we record a charge to cost of goods sold and reduce the inventory to its market value.

Product Liability

We are partially self-insured for product liability matters. We utilize third-party actuaries to assist us with measuring our exposure for these matters. Our product liability reserves represent both reported claims as well as an estimated for incurred but not reported claims. After a claim is filed, liability is estimated as facts associated with the claim become known. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on the assessment by our claim administrator of each claim, an independent actuarial valuation of the nature and severity of total claims, and management's best estimate. We utilize a third-party claims administrator to pay claims, track and evaluate actual claims experience, and ensure consistency in the data used in the actuarial valuation. We assess product liability exposures for two different types of matters. The first type are claims and lawsuits alleging that the ABF and ABF II antimicrobial coating on our steel sprinkler pipe causes stress cracking in chlorinated polyvinyl pipe, or "CPVC," when the two types of pipe are installed in the same system. The second are product liability exposures unrelated to ABF. Product liability adjustments ranged from $0.6 million to $4.8 million of income for the 2015-2017 fiscal year periods. See Note 16, ''Commitments and Contingencies'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Recent Accounting Pronouncements

See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Special Note Regarding Forward-Looking Statements and Information

This Annual Report on Form 10-K contains forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs and assumptions and information currently available to management. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "shall," "should," "would," "could," "seeks," "aims," "projects," "is optimistic," "intends," "plans," "estimates," "anticipates" or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; growth strategies or expectations; timing and amount of share repurchases; customer retention; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	declines in, and uncertainty regarding, the general business and economic conditions in the United States and international markets in which we operate;

•	weakness or another downturn in the United States non-residential construction industry;

•	changes in prices of raw materials;

•	pricing pressure, reduced profitability, or loss of market share due to intense competition;

•	availability and cost of third-party freight carriers and energy;

•	high levels of imports of products similar to those manufactured by us;

•	changes in federal, state, local and international governmental regulations and trade policies;

•	adverse weather conditions;

•	failure to generate sufficient cash flow from operations or to raise sufficient funds in the capital markets to satisfy existing obligations and support the development of our business;

•	increased costs relating to future capital and operating expenditures to maintain compliance with environmental, health and safety laws;

•	reduced spending by, deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers;

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

•	our inability to continue importing raw materials, component parts and/or finished goods;

•	changes as a result of comprehensive tax reform;

•
the incurrence of liabilities and the issuance of additional debt or equity in connection with acquisitions, joint ventures or divestitures and the failure of indemnification provisions in our acquisition agreements to fully protect us from unexpected liabilities;

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in interest rates, credit risks, commodity prices, including price fluctuations related to our primary raw materials and foreign currency translation rates.

Interest Rate Risk

The Credit Facilities bear interest at a floating rate, generally LIBOR plus applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Credit Facilities, which were $580.1 million at September 30, 2017. As of September 30, 2017, assuming LIBOR exceeded 1.00%, each one percentage point change in interest rates would result in an approximately $5.0 million change in the annual interest expense on our First Lien Term Loan Facility. As of September 30, 2017, assuming availability was fully utilized, each one percentage point change in interest rates would result in an approximately $4.1 million change in annual interest expense on the ABL Credit Facility.

Credit Risk

We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base. In fiscal 2017, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 32% of our net sales. However, no single customer comprised more than 10% of our consolidated net sales and accounts receivable in fiscal 2017, 2016 and 2015. We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. We have historically not been exposed to a material amount of uncollectible receivable balances.

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

Foreign Currency Risk

Because we conduct our business on an international basis in multiple currencies, we may be adversely affected by foreign exchange rate fluctuations. Although we report financial results in United States dollars, approximately 9% of our net sales and expenses are denominated in currencies other than the United States dollar, particularly Canadian dollars, British pounds sterling, Australian dollars, Chinese Yuan and New Zealand dollars. Fluctuations in exchange rates could therefore significantly affect our reported results from period to period as we translate results in local currencies into United States dollars. With the exception of certain foreign denominated intercompany loans, we generally do not use derivative instruments to hedge translation risks in the ordinary course of business, including the risk related to earnings of foreign subsidiaries. Due to limited cross border transactions, we do not experience material foreign exchange transactional gains or losses.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Atkore International Group Inc.
Harvey, Illinois

We have audited the accompanying consolidated balance sheets of Atkore International Group Inc. and subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for each of the three years in the period ended September 30, 2017. Our audits also included the financial statement schedules listed in the Index at Part IV, Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Atkore International Group Inc. and subsidiaries as of September 30, 2017, and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois
November 29, 2017

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Fiscal Year Ended
(in thousands, except per share data)	Note	September 30, 2017	September 30, 2016	September 25, 2015
Net sales		$1,503,934	$1,523,384	$1,729,168
Cost of sales		1,141,302	1,154,702	1,456,375
Gross profit		362,632	368,682	272,793
Selling, general and administrative		182,768	219,397	185,815
Intangible asset amortization	13	22,407	22,238	22,103
Asset impairment charges		—	129	27,937
Operating income		157,457	126,918	36,938
Interest expense, net		26,598	41,798	44,809
Loss (gain) on extinguishment of debt	14	9,805	(1,661)	—
Other income, net	6	(5,071)	—	—
Income (loss) before income taxes		126,125	86,781	(7,871)
Income tax expense (benefit)	7	41,486	27,985	(2,916)
Net income (loss)		$84,639	$58,796	$(4,955)

Weighted-Average Common Shares Outstanding
Basic	8	63,420	62,486	62,527
Diluted	8	66,585	62,820	62,527
Net income (loss) per share
Basic	8	$1.33	$0.94	$(0.08)
Diluted	8	$1.27	$0.94	$(0.08)
See Notes to Consolidated Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

		Fiscal Year Ended
(in thousands)	Note	September 30, 2017	September 30, 2016	September 25, 2015
Net income (loss)		$84,639	$58,796	$(4,955)
Other comprehensive (loss), net of tax:
Change in foreign currency translation adjustment		1,221	(858)	(7,135)
Change in unrecognized loss related to pension benefit plans, net of tax expense (benefit) of ($3,356), $2,680, $4,554, respectively	3	6,747	(4,059)	(7,268)
Total other comprehensive income (loss)	9	7,968	(4,917)	(14,403)
Comprehensive income (loss)		$92,607	$53,879	$(19,358)
See Notes to Consolidated Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	Note	September 30, 2017	September 30, 2016
Assets
Current Assets:
Cash and cash equivalents		$45,718	$200,279
Accounts receivable, less allowance for doubtful accounts of $1,239 and $1,006, respectively		224,427	192,090
Inventories, net	10	200,003	161,465
Assets held for sale	11	—	6,680
Prepaid expenses and other current assets		35,611	22,407
Total current assets		505,759	582,921
Property, plant and equipment, net	12	208,619	202,692
Intangible assets, net	13	344,289	254,937
Goodwill	13	147,716	115,829
Deferred income taxes	7	1,657	945
Non-trade receivables		7,052	7,244
Total Assets		$1,215,092	$1,164,568
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	14	$4,215	$1,267
Accounts payable		125,618	114,118
Income tax payable		2,581	2,326
Accrued compensation and employee benefits		26,387	34,331
Other current liabilities		53,036	52,780
Total current liabilities		211,837	204,822
Long-term debt	14	571,863	629,046
Deferred income taxes	7	17,464	12,834
Other long-term tax liabilities		6,771	6,838
Pension liabilities	3	25,239	35,172
Other long-term liabilities		21,047	18,610
Total Liabilities		854,221	907,322
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 63,305,434 and 62,458,367 shares issued and outstanding, respectively		634	626
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		423,232	398,292
Accumulated deficit		(42,433)	(113,142)
Accumulated other comprehensive loss	9	(17,982)	(25,950)
Total Equity		360,871	257,246
Total Liabilities and Equity		$1,215,092	$1,164,568
See Notes to Consolidated Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Fiscal year ended
(in thousands)	Note	September 30, 2017	September 30, 2016	September 25, 2015
Operating activities:
Net income (loss)		$84,639	$58,796	$(4,955)
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of fixed assets and assets held for sale		(5,093)	(357)	1,240
Impairment of assets		—	129	27,937
Depreciation and amortization		54,727	55,017	59,465
Amortization of debt issuance costs and original issue discount		1,446	3,586	3,631
Deferred income taxes	7	938	2,556	(3,650)
Loss (gain) on extinguishment of debt	14	9,805	(1,661)	—
Provision for losses on accounts receivable and inventory		1,333	3,021	546
Stock-based compensation expense	4	12,788	21,127	13,523
Other adjustments to net income (loss)		896	(190)	—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		(13,445)	24,538	7,038
Inventories		(10,301)	(2,437)	67,509
Prepaid expenses and other current assets		(3,074)	(2,986)	(616)
Accounts payable		8,673	4,061	(43,710)
Income taxes		(9,138)	1,005	(3,814)
Accrued and other liabilities		(11,232)	(9,551)	16,311
Other, net		(1,308)	(8)	618
Net cash provided by operating activities		121,654	156,646	141,073
Investing activities:
Capital expenditures		(25,122)	(16,830)	(26,849)
Proceeds from sale of properties, plant and equipment		100	75	1,451
Proceeds from sale of assets held for sale	11	3,024	2,400	—
Acquisitions of businesses, net of cash acquired	2	(183,923)	—	(30,549)
Proceeds from sale of an investment		—	1,328	4,844
Other, net		88	132	(78)
Net cash (used for) continuing investing activities		(205,833)	(12,895)	(51,181)
Net cash provided by discontinued investing activities		—	—	4,540
Net cash (used for) investing activities		(205,833)	(12,895)	(46,641)
Financing activities:
Borrowings under credit facility	14	97,000	—	788,000
Repayments under credit facility	14	(12,000)	—	(828,000)
Issuance of short-term debt	14	—	—	1,692
Repayments of short-term debt	14	(4,200)	(1,619)	(1,661)
Issuance of long-term debt	14	498,750	—	—
Repayments of long-term debt	14	(641,100)	(22,175)	(4,200)
Issuance of common stock	4	12,168	52	49

		Fiscal year ended
(in thousands)	Note	September 30, 2017	September 30, 2016	September 25, 2015
Repurchase of common stock		(13,938)	—	(882)
Payment for debt financing costs and fees	14	(4,375)	—	(102)
Proceeds from foreign exchange forward option		—	—	999
Other, net		(65)	(166)	(1)
Net cash (used for) financing activities		(67,760)	(23,908)	(44,106)
Effects of foreign exchange rate changes on cash and cash equivalents		(2,622)	(162)	(3,088)
Increase (decrease) in cash and cash equivalents		(154,561)	119,681	47,238
Cash and cash equivalents at beginning of period		200,279	80,598	33,360
Cash and cash equivalents at end of period		$45,718	$200,279	$80,598
Supplementary Cash Flow information
Interest paid		$26,131	$49,855	$41,460
Income taxes paid, net of refunds		49,813	30,859	4,759
Capital expenditures, not yet paid		1,330	525	327
Reclassification of stock-based compensation liability	4	—	43,870	—
See Notes to Consolidated Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the three year period ended September 30, 2017

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 26, 2014	62,545	$626	$(1,698)	$352,457	$(168,286)	$(6,630)	$176,469
Net loss	—	—	—	—	(4,955)	—	(4,955)
Other comprehensive loss	—	—	—	—	—	(14,403)	(14,403)
Issuance of common stock	5	—	—	49	—	—	49
Repurchase of common stock	(97)	—	(882)	—	—	—	(882)
Balance as of September 25, 2015	62,453	626	(2,580)	352,505	(173,241)	(21,033)	156,277
Net income	—	—	—	—	58,796	—	58,796
Cumulative effect adjustment for a change in accounting principle	—	—	—	—	1,303	—	1,303
Other comprehensive loss	—	—	—	—	—	(4,917)	(4,917)
Modification of liability award to equity based compensation	—	—	—	43,870	—	—	43,870
Stock-based compensation	—	—	—	1,865	—	—	1,865
Issuance of common stock	5	—	—	52	—	—	52
Balance as of September 30, 2016	62,458	626	(2,580)	398,292	(113,142)	(25,950)	257,246
Net income	—	—	—	—	84,639	—	84,639
Other comprehensive income	—	—	—	—	—	7,968	7,968
Stock-based compensation	—	—	—	12,788	—	—	12,788
Issuance of common stock	1,628	16	—	12,152	—	—	12,168
Repurchase of common stock	(781)	(8)	—	—	(13,930)	—	(13,938)
Balance as of September 30, 2017	63,305	$634	$(2,580)	$423,232	$(42,433)	$(17,982)	$360,871
See Notes to Consolidated Financial Statements

ATKORE INTERNATIONAL GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

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

Initial Public Offering — On June 9, 2016, the Company's Registration Statement on Form S-1 relating to an initial public offering ("IPO") of its common stock was declared effective by the United States Securities and Exchange Commission ("SEC") and on June 15, 2016, we completed the IPO at a price to the public of $16.00 per share. In connection with the IPO, CD&R Allied Holdings, L.P., (the "CD&R Investor"), an affiliate of Clayton, Dubilier & Rice LLC ("CD&R"), sold an aggregate of 12,000,000 shares of its common stock. In a series of secondary offerings during fiscal 2017, the CD&R Investor sold an aggregate 19,550,000 shares of the Company's common stock. The CD&R Investor received all of the net proceeds and bore all commissions and discounts from the sale of our common stock. The Company did not receive any proceeds from the IPO or any of the secondary offerings. As of September 30, 2017, CD&R owned 48.1% of the common stock.

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

Share Repurchase Program — In August 2017, the Company's Board of Directors approved a share repurchase program, under which the Company may repurchase up to an aggregate amount of $75.0 million of its outstanding stock. Share repurchases will be conducted under the program in the open market and through broker negotiated purchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and subject to market conditions, applicable legal requirements, and other relevant factors. The share repurchase program will be funded from the Company's available cash balances. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company's discretion. As of September 30, 2017, there were approximately $61,089 thousand of authorized repurchases remaining. The Company repurchased 781 thousand shares of common stock through September 30, 2017.

Segment Realignment and Reclassifications — Effective in the fourth quarter of fiscal 2017, the Company implemented a realignment (the "Realignment") of its segment financial reporting structure. All of the Company's international businesses within the Europe, Middle East and Africa ("EMEA") and Asia Pacific ("APAC") regions had historically been reported in the MP&S segment despite having some Electrical Raceway content. Due to the cumulative effect of the organic growth of these Electrical Raceway products and the Company's recent acquisitions (Marco Cable Management and Flexicon Industries), are now reported in the Electrical Raceway segment. The Realignment reflects how the Company's Chief Operating Decision Maker now assesses the operating performance and allocates resources to the Electrical Raceway segment.

The Company reflected these changes to its segment information retrospectively to the earliest period presented which resulted in a transfer of external net sales, intersegment sales, total assets and Adjusted EBITDA from the MP&S segment to the Electrical Raceway segment. These changes had no impact on the Company’s previously reported consolidated net sales, operating income, net income or earnings per share. See Note 19, ''Segment Information'' for additional details.

Basis of Presentation — The accompanying audited consolidated financial statements of the Company and all of its subsidiaries included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The audited consolidated financial statements include the assets and liabilities used in operating the Company's business. All intercompany balances and transactions have been eliminated in consolidation. The results of companies acquired or disposed of are included in the audited consolidated financial statements from the effective date of acquisition or up to the date of disposal.

Fiscal Periods — Starting in fiscal 2016, the Company has a fiscal year that ends on September 30. Prior to fiscal 2016, the fiscal year ended on the last Friday in September. Fiscal year 2017 and 2015 were 52-week fiscal years which ended on September 30, 2017 and September 25, 2015, respectively. Fiscal year 2016 was a 53-week fiscal year which ended on September 30, 2016. The Company's fiscal quarters end on the last Friday in December, March and June.

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

Summary of significant accounting policies

Revenue Recognition — The Company's revenue is generated principally from the sale of its products. Revenue from the sale of products is recognized at the time title, risks and rewards of ownership pass. This is generally when the products reach the free-on-board shipping point, the sales price is fixed and determinable and collection is reasonably assured. The freight charges for shipments are included in the Company's revenues. Revenues are recorded net of tax.

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

Selling, General and Administrative Expenses — These amounts primarily include payroll-related expenses for both administrative and selling personnel, compensation expense from stock-based awards, restructuring-related charges, third-party professional services and transactional gains or losses for foreign currency transactions, excluding the foreign exchange exposure for intercompany loan transactions, which is included in Other income, net.

Cash and Cash Equivalents — The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Allowance for Doubtful Accounts — The allowance for doubtful accounts receivable reflects the best estimate of losses inherent in the Company's accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence.

Inventories — Inventories are recorded at the lower of cost (primarily LIFO) or market value. The Company estimates losses for excess and obsolete inventory through an assessment of its net realizable value based on the aging of the inventory and an evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price. See Note 10, ''Inventories, net.''

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

Long-Lived Asset Impairments — The Company reviews long-lived assets, including property, plant and equipment and finite-lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable.

The Company groups assets at the lowest level for which cash flows are separately identified in order to measure an impairment. Recoverability of an asset or asset group is first measured by a comparison of the carrying amount to its estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value. If impairment is determined to exist, any related impairment loss is calculated based on the estimated fair value. Impairment losses on assets to be disposed of or held for sale, if any, are based on the estimated proceeds to be received, less costs of disposal. See Note 11, ''Assets Held for Sale.''

Goodwill and Indefinite-Lived Intangible Asset Impairments — Goodwill is assessed for impairment annually and more frequently if events or circumstances indicate that is more likely than not that the fair value of a reporting unit is less than the carrying value. See Note 13, ''Goodwill and Intangible Assets'' for additional detail. Management uses various sources of information to estimate fair value including forecasted operating results, business plans, economic projections, royalty rates, market multiples of publicly traded comparable companies and other market data.

In fiscal 2017, the Company utilized the qualitative approach ("step zero") when testing for goodwill impairment. The step zero assessment was used to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The step zero assessment requires significant judgments about macroeconomic conditions including the operating environment, industry and other market considerations as well as entity-specific events to determine whether a reporting unit is at risk for goodwill impairment. In the event a reporting unit fails the step zero goodwill impairment test, it is necessary to perform the step one goodwill impairment test. The measurement date is the first day of the fourth fiscal quarter, or more frequently, if triggering events occur.

Prior to fiscal 2017, the Company tested goodwill for impairment using a two-step test. To perform step one, the Company first compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company determines the fair value of a reporting unit using an income approach using a discounted cash flow analysis based on the forecasted cash flows (including estimated underlying revenue and operating income growth rates) discounted using an estimated weighted-average cost of capital of market participants. The Company additionally determines the fair value of a reporting unit using (a) a market approach using a comparable company analysis; and (b) a market approach using a transaction analysis to corroborate the results of the income approach. The fair value measurement is considered a Level 3 fair value measurement in accordance with the fair value hierarchy. If the carrying amount of the reporting unit's goodwill exceeds the fair value of that goodwill, the Company proceeds to step two of the test and an impairment loss is recognized in an amount equal to the excess of the carrying amount of goodwill over its fair value.

The Company also assesses the recoverability of its indefinite-lived trade names on an annual basis or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying value, in accordance with ASC 350. The Company uses the relief from royalty method, an income approach method, to quantify the fair value of its trade names. The measurement date is the first day of the fourth fiscal quarter, or more frequently, if triggering events occur. In fiscal 2017, 2016 and 2015, there were no indefinite-lived trade name impairments.

The Company also considers potential impairment indicators associated with other finite-lived intangible assets, including its customer relationships, patents, and non-compete agreements. An impairment is recognized if the carrying value of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The Company's key customers are primarily wholesale and national distributors. The terms of these relationships are based on purchase orders and are not contractually based. Customer relationships are amortized on a straight-lined basis over their useful lives, ranging from 6 to 14 years. The Company evaluates the appropriateness of remaining useful lives based on customer attrition rates. Other intangible assets are amortized on a straight-lined basis over their estimated useful lives, ranging from 2 to 20 years. The Company did not have a triggering event during fiscal 2017 and 2016.

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

Level 3-inputs for the valuations are unobservable and are based on management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques such as option pricing models and discounted cash flow models.

Income Taxes and Uncertain Tax Positions — The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect for the year it is expected the differences will reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date. The Company maintains an indemnity receivable for certain tax obligations that are indemnified by Tyco International Holding S.à.r.l. ("Tyco") and that are expected to be settled directly with the taxing authorities.

The Company periodically assesses the realizabilty of the deferred tax assets. In making this determination management considers all available evidence, both positive and negative, including earnings history, expectations of future taxable income and available tax planning strategies. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is considered more likely than not to be realized. Changes in the required valuation allowance are recorded in income in the period such determination is made.

Certain tax positions may be considered uncertain requiring an assessment of whether an allowance should be recorded. Provisions for uncertain tax positions provide a recognition threshold based on an estimate of whether it is more likely than not that a position will be sustained upon examination. The Company measures its uncertain tax positions as the largest amount of benefit that is greater than a 50 percent likelihood of being realized upon examination. Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. See Note 7, ''Income Taxes.''

Leases — All leases that are determined not to meet any of the capital lease criteria are classified as operating leases. Operating lease payments are recognized as an expense in the statement of operations on a straight-line basis over the lease term.

Translation of Foreign Currency — For the Company's non-U.S. subsidiaries that report in a functional currency other than United States dollars, assets and liabilities are translated into United States dollars using year-end exchange rates. Revenue and expenses are translated at the monthly average exchange rates in effect during the fiscal year. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss within the consolidated statements of comprehensive income (loss).

Recent Accounting Pronouncements

A summary of recently adopted Accounting Standards Update ("ASU"s) are as follows. Adoption dates are on the first day of the fiscal year indicated below, unless otherwise specified.

Adopted Guidance
ASU	Description of ASU	Impact to Atkore	Note	Adoption Date
2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The ASU allows an entity to perform its goodwill impairment test by comparing the fair value of a reporting segment with its carrying amount. If the carrying amount exceeds the fair value, the Company would recognize an impairment charge not to exceed the total amount of goodwill allocated to that reporting segment. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities.	No material impact on the consolidated financial statements.	13	2017
2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business	The ASU clarifies the definition of a business to assist entities in evaluating whether a transaction should be accounted for as an acquisition or disposal.	No material impact on the consolidated financial statements.	2	2017
2015-10 Technical Corrections and Improvements	The ASU is part of an ongoing project on the Financial Accounting Standards Board's ("FASB") agenda to facilitate updates to the ASC, non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The ASU applies to all reporting entities within the scope of the affected accounting guidance.	No material impact on the consolidated financial statements.		2017
2015-07 Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)	The update amends Accounting Standards Codification ("ASC") 820, "Fair Value Measurement" and removes the requirement to categorize within the fair value hierarchy investments without readily determinable fair values in entities that elect to measure fair value using net asset value per share or its equivalent. These investments should continue to be shown in the investment disclosure amount to allow the disclosure to reconcile to the investment amount presented in the balance sheet.	No material impact on the consolidated financial statements.		2017

Adopted Guidance
ASU	Description of ASU	Impact to Atkore	Note	Adoption Date
2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments	The ASU requires an acquirer to recognize provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined rather than restating prior periods.	No material impact on the consolidated financial statements.	2	2016
2016-15 Classification of Certain Cash Receipts and Payments	The ASU amends ASC 230, "Statement of Cash Flows" and provides guidance on the classification of certain cash receipts and payments including debt prepayment or debt issuance costs and cash payments for contingent considerations.	No material impact on the consolidated financial statements.		2016
2016-09 Improvements to Employee Share-Based Payment Accounting	The ASU amends ASC 718, "Compensation — Stock Compensation" and simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.	The Company recognized excess tax benefit adjustments using a modified retrospective method. In fiscal 2016, the Company recorded a cumulative adjustment to retained earnings of $1,300 to recognize net operating loss carryforwards, net of a valuation allowance, attributable to excess tax benefits on stock compensation that had not been previously recognized to additional paid in capital. The Company elected to account for forfeitures when they occur. The election had no impact to the financial statements.	4	2016
2015-01 Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items	This update eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently.	No material impact on the consolidated financial statements.		2016

A summary of guidance not yet adopted are as follows:

Guidance not yet adopted
ASU	Description of ASU	Impact to Atkore	Effective Date
2017-09 Compensation - Stock Compensation (Topic 718): Scope of Modification	The ASU does not require an entity to apply modification accounting if the fair value, vesting conditions and classification of the awards do not change.	Under evaluation	2019

Guidance not yet adopted
ASU	Description of ASU	Impact to Atkore	Effective Date
2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost	The ASU requires an entity to report the service cost component of pension cost and postretirement benefit cost as compensation expense during the employee's service period. The other components of net periodic pension benefit costs will be presented outside a subtotal of income from operations.	Under evaluation	2019
2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets	The ASU removes the prohibition in Accounting Standards Codification ("ASC") 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.	Under evaluation	2019
2014-09 Revenue from Contracts with Customers
The ASU provides guidance for revenue recognition. The update’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The update provides for two transition methods to the new guidance: a full retrospective approach and a modified retrospective approach.
		The Company is currently in the process of completing its initial analysis and performing detailed reviews of significant contracts to determine if any adjustments will be necessary to existing accounting policies, and to support an evaluation of the impact on its results of operations and financial condition.	2019
2015-14 Revenue from Contracts with Customers: Deferral of the Effective Date	The standard updates ASU2014-09 and revises the effective dates to fiscal years beginning after December 15, 2017.	Refer to impact of ASU 2014-09 above.	2019
2016-08, "Revenue from Contracts with Customers: Principal versus Agent Considerations	The ASU clarifies certain aspects of the principal-versus-agent guidance, including how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent.	Refer to impact of ASU 2014-09 above.	2019
2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing	The ASU clarifies how an entity should evaluate the nature of its promise in granting a license of intellectual property, which will determine whether it recognizes revenue over time or at a point in time. The amendments also clarify when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract.	Refer to impact of ASU 2014-09 above.	2019
2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients	The ASU amends the new revenue recognition guidance on transition, collectibility, noncash consideration and the presentation of sales and other similar taxes. The amendments also clarify how an entity should evaluate the collectibility threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard's contract criteria.	Refer to impact of ASU 2014-09 above.	2019

Guidance not yet adopted
ASU	Description of ASU	Impact to Atkore	Effective Date
2016-02 Leases (Topic 842)	The ASU requires companies to use a "right of use" lease model that assumes that each lease creates an asset (the lessee's right to use the leased asset) and a liability (the future rent payment obligations), which should be reflected on a lessee's balance sheet to fairly represent the lease transaction and the lessee's related financial obligations.	Atkore conducts some of its operations under leases that are accounted for as operating leases, with no related assets and liabilities on the balance sheet. The proposed changes would require that substantially all of the Company's operating leases be recognized as assets and liabilities on the balance sheet. The impact is still being evaluated.	2020

2. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers. The Company completed the following acquisitions for total consideration, net of cash acquired, of approximately $185,819 and $30,440 for the fiscal years ended September 30, 2017 and September 25, 2015, respectively. The Company did not complete any acquisitions for the fiscal year ended September 30, 2016.

Fiscal 2017 Transactions — On September 29, 2017, the Company acquired all of the outstanding stock of Calpipe Industries, LLC ("Calpipe"), a market leader for electrical conduit systems for corrosive environments and bollards for high security, access control and architectural environments for an aggregate purchase price of $107,000, net of cash acquired. The Calpipe group of products expand Atkore's electrical raceway product portfolio with stainless steel and PVC coated conduit systems, introduce security bollards to the Company's offerings and further complement Atkore's existing Electrical Raceway product offerings.

On September 1, 2017, the Company acquired all of the outstanding stock of Flexicon Limited ("Flexicon"), a leading global manufacturer of metallic and non-metallic flexible cable protection systems that carry many international and market product approvals and serves the industrial, commercial and infrastructure sectors in more than 55 countries.

On May 18, 2017, Unistrut, Ltd, a wholly-owned indirect subsidiary of the Company acquired all of the outstanding stock of Marco Cable Management ("Marco"), a leading designer and manufacturer of wire basket cable tray, PVC trunking and aluminum power poles. Marco's product portfolio adds value to Atkore's electrical distribution partners in the U.K and expands the Company's presence in the U.K. and the rest of Europe.

The acquisitions for Marco and Flexicon were funded using cash-on-hand. The acquisition of Calpipe was partially funded using borrowings from the ABL Credit Facility. The Company incurred approximately $751 and $925 during fiscal 2017 as acquisition-related expenses for Calpipe and other acquisitions, respectively which were recorded as a component of selling, general and administrative expenses.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The following table summarizes the Level 3 fair values assigned to the net assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Calpipe Industries, Inc.	Other	Total
Fair value of consideration transferred:
Cash consideration	$110,155	$87,649	$197,804
Purchase price payable	2,278	—	2,278
Settlement of pre-existing relationship	(382)	—	(382)
Total consideration transferred	$112,051	$87,649	$199,700
Fair value of assets acquired and liabilities assumed:
Cash	5,051	8,830	13,881
Accounts receivable	10,918	7,588	18,506
Inventories	20,319	8,297	28,616
Intangible assets	62,720	47,450	110,170
Fixed assets	3,665	8,286	11,951
Accounts payable	(1,601)	(1,550)	(3,151)
Other	(8,213)	(3,537)	(11,750)
Net assets acquired	92,859	75,364	168,223
Excess purchase price attributed to goodwill acquired	$19,192	$12,285	$31,477

The purchase price allocation, intangible asset values and related estimates of useful lives for Calpipe and Flexicon are preliminary as the Company is finalizing its fair value estimates of intangible assets, fixed assets and working capital items.

The Company recognized $19,192 of goodwill for CalPipe and $12,285 from all other acquisitions. Goodwill consists of the excess of the purchase price over the net of the fair value of the acquired assets and assumed liabilities, and represents the estimated economic value attributable to future operations. Goodwill recognized from the Calpipe acquisition is tax-deductible and is amortized over 15 years for income tax purposes. Goodwill recognized from the other acquisitions was non-deductible for tax purposes. The goodwill consists largely of the synergies and economies of scale from integrating these companies with existing businesses. See Note 13, ''Goodwill and Intangible Assets.''

The following table summarizes the fair value of intangible assets as of the acquisition dates:

	Calpipe Industries, Inc.		Other
($ in thousands)	Fair Value	Weighted Average Useful Life (Years)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$56,124	10	$44,436	10
Other	6,596	10	3,014	6
Total intangible assets	$62,720	10	$47,450	10

The following table presents unaudited pro forma results of operations for the fiscal years ended September 30, 2017 and September 30, 2016 as if the Calpipe acquisition had occurred as of the first day of the fiscal 2016 period:

	Fiscal Year Ended
(in thousands)	September 30, 2017	September 30, 2016
Proforma net sales	$1,575,801	$1,589,136
Proforma net income	90,932	63,412

The pro forma condensed financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company if the closing of the Calpipe acquisition had been completed on September 26, 2015, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma financial information for the fiscal years ended September 30, 2017 and September 30, 2016 were pro forma adjustments to reflect the results of operations of Calpipe as well as the impact of amortizing certain acquisition accounting adjustments such as amortizable intangible assets. The pro forma financial information neither indicates the impact of possible business model changes nor considers any potential impact of current market conditions, expense efficiencies or other factors.

Net sales and net income of the other companies acquired during fiscal 2017 are included in the consolidated statement of operations for fiscal 2017 for the post-acquisition period. Due to the immaterial nature of these acquisitions, both individually, and in the aggregate, the Company did not include the full year pro-forma results of operations for the acquisition year or previous years.

Fiscal 2015 Transactions — On October 20, 2014, Atkore Plastic Pipe Corporation, a wholly-owned indirect subsidiary of the Company, acquired all of the outstanding stock of American Pipe & Plastics, Inc. ("APPI"). The aggregate purchase price was $6,572. APPI is a manufacturer of PVC conduit and is located in Kirkwood, New York. Additionally, on November 17, 2014, Atkore Steel Components, Inc., a wholly-owned indirect subsidiary of the Company, acquired most of the assets and assumed certain liabilities of Steel Components, Inc. ("SCI"). The aggregate purchase price was $23,868. SCI provides steel and malleable iron electrical fittings for steel, flexible and liquidtight conduit, as well as armored cable. SCI is located in Coconut Creek, Florida.

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

Both acquisitions strengthened and diversified the Company's Electrical Raceway reportable segment and its portfolio of products provided to electrical distribution customers. The Company funded both acquisitions using borrowings from AII's asset-based credit facility ("ABL Credit Facility"). The Company recognized $1,387 and $3,924 of goodwill for APPI and SCI, respectively. See Note 13, ''Goodwill and Intangible Assets.'' Goodwill recognized from the APPI acquisition was non-deductible for income tax purposes. Goodwill recognized from the SCI acquisition was tax-deductible and is amortized over 15 years for income tax purposes. The goodwill arising from both acquisitions consists largely of the synergies and economies of scale from integrating these companies with existing businesses. The Company incurred approximately $318 and $610 during the years ended September 30, 2016 and September 25, 2015, respectively for acquisition-related expenses for both transactions. Due to the immaterial nature of the acquisitions, both individually, and in the aggregate, the Company did not include the full year pro-forma results of operations for the acquisition year or previous years.

The following table summarizes the fair value of intangible assets as of the acquisition dates:

	APPI		SCI
($ in thousands)	Fair Value	Weighted Average Useful Life (Years)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$300	10	$7,900	8
Other	180	4	2,700	14
Total intangible assets	$480		$10,600

The SCI purchase agreement contained a provision for contingent consideration requiring the Company to pay the former owners an amount not to exceed $500 upon achieving certain performance targets. The Company recorded $190 in Accrued and other current liabilities as the best estimate of fair value of the contingent consideration on the opening balance sheet. The fair value estimate was considered a Level 3 measurement in accordance with the fair value hierarchy and the range of possible outcomes did not differ materially from the amount recorded. The performance target period of one year expired during fiscal 2016 and the performance conditions were not met. As such, the Company recorded a reversal of the contingent liability as a component of selling, general and administrative expense.

3. POSTRETIREMENT BENEFITS
The Company has a number of non-contributory and contributory defined benefit retirement plans covering certain United States employees. Net periodic pension benefit cost is based on periodic actuarial valuations that use the projected unit credit method of calculation and is charged to the statements of operations on a systematic basis over the expected average remaining service lives of current participants. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation. As of September 30, 2017, all defined pension benefit plans are frozen, whereby participants no longer accrue credited service. The net periodic benefit cost for the periods presented was as follows:

	Fiscal Year Ended
(in thousands)	September 30, 2017	September 30, 2016	September 25, 2015
Service cost	$2,049	$1,894	$2,509
Interest cost	3,793	4,143	4,784
Expected return on plan assets	(6,601)	(6,318)	(6,803)
Amortization of actuarial loss	1,303	722	88
Net periodic benefit cost	$544	$441	$578

The weighted-average assumptions used to determine net periodic pension benefit cost during the period were as follow:

	September 30, 2017	September 30, 2016	September 25, 2015
Discount rate	3.5%	4.2%	4.2%
Expected return on plan assets	7.0%	7.0%	7.0%
Rate of compensation increase	N/a	N/a	N/a

The change in the benefit obligations, plan assets and the amounts recognized on the consolidated balance sheets was as follows (in thousands):

Change in benefit obligations:
Balance as of September 25, 2015	$121,200
Service cost	1,894
Interest cost	4,143
Actuarial loss	10,542
Benefits and administrative expenses paid	(4,627)
Balance as of September 30, 2016	133,152
Service cost	2,049
Interest cost	3,793
Actuarial (gain)	(5,012)
Benefits and administrative expenses paid	(5,130)
Balance as of September 30, 2017	$128,852

Change in plan assets:
Balance as of September 25, 2015	$93,074
Actual return on plan assets	9,122
Employer contributions	411
Benefits and administrative expenses paid	(4,627)
Balance as of September 30, 2016	97,980
Actual return on plan assets	10,388
Employer contributions	375
Benefits and administrative expenses paid	(5,130)
Balance as of September 30, 2017	$103,613
Funded status as of September 30, 2017	$(25,239)

(in thousands)	September 30, 2017	September 30, 2016
Amounts recognized in the consolidated balance sheets consist of:
Pension liabilities	$(25,239)	$(35,172)
Net amount recognized	$(25,239)	$(35,172)

Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Net actuarial loss	$(18,103)	$(28,205)
Total loss recognized	$(18,103)	$(28,205)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	3.7%	3.5%
Rate of compensation increase	N/a	N/a

The following table summarizes the defined benefit pension plans with accumulated benefit obligations in excess of plan assets:

(in thousands)	September 30, 2017	September 30, 2016
Accumulated benefit obligation	$128,852	$133,152
Fair value of plan assets	103,613	97,980

The following table summarizes the defined benefit pension plans with projected benefit obligations in excess of plan assets:

(in thousands)	September 30, 2017	September 30, 2016
Projected benefit obligation	$128,852	$133,152
Fair value of plan assets	103,613	97,980

In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions. The Company's investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to maximize the return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. For the pension plans, this policy targets a 60% allocation to equity securities and a 40% allocation to debt securities.

Pension plans have the following weighted-average asset allocations:

Asset Category:	September 30, 2017	September 30, 2016
Equity securities	61%	52%
Debt securities	38%	33%
Cash and cash equivalents	1%	15%
Total	100%	100%

The Company evaluates its defined benefit plans' asset portfolios for the existence of significant concentrations of risk, such as investments in a single entity, industry, foreign country and individual fund manager. As of September 30, 2017, there were no significant concentrations of risk in the Company's defined benefit plan assets.

The Company's plan assets are accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels. The Company's asset allocations are presented in the table below:

(in thousands)	September 30, 2017			September 30, 2016
	Level 1	Level 2	Total	Level 1	Level 2	Total
United States equity securities	$—	$36,362	$36,362	$—	$28,798	$28,798
Non-U.S. equity securities	—	26,432	26,432	—	21,754	21,754
Fixed income securities	—	39,319	39,319	—	32,372	32,372
Cash and cash equivalents	1,500	—	1,500	15,056	—	15,056
Total	$1,500	$102,113	$103,613	$15,056	$82,924	$97,980

Equity securities consist primarily of publicly traded United States and non-U.S. equities. Publicly traded securities are valued at the last trade or closing price reported in the active market in which the individual securities are traded. Certain equity securities are held within commingled funds, which are valued at the unitized net asset value ("NAV") or percentage of the NAV as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

Fixed income securities consist primarily of government and agency securities, corporate debt securities, and mortgage and other asset-backed securities. When available, fixed income securities are valued at the closing price reported in the active market in which the individual security is traded. Government and agency securities and corporate debt securities are valued using the most recent bid prices or occasionally the mean of the latest bid and ask prices when markets are less liquid. Asset-backed securities including mortgage-backed securities are valued using broker/dealer quotes when available. When quotes are not available, fair value is determined by utilizing a discounted cash flow approach, which incorporates other observable inputs such as cash flows, underlying security structure and market information including interest rates and bid evaluations of comparable securities. As of September 30, 2017 and September 30, 2016, the Company did not have any Level 3 pension assets. Certain fixed income securities are held within commingled funds, which are valued utilizing NAV as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

Cash and cash equivalents consist primarily of short-term commercial paper, and other cash or cash-like instruments including settlement proceeds due from brokers, stated at cost, which approximates fair value.

Transfers between levels of the fair value hierarchy (the "hierarchy") are recognized on the actual date of the event or circumstance giving rise to the transfer, which generally coincides with the Company's valuation process. There were no transfers between levels of hierarchy during the fiscal years ended September 30, 2017 and September 30, 2016.

The strategy of the Company's investment managers with regard to the investments valued using NAV or its equivalent is to either match or exceed relevant benchmarks associated with the respective asset category. The underlying investment funds are available to be redeemed on a daily basis. None of the investments valued using NAV or its equivalent contain any redemption restrictions or unfunded commitments.

Contribution amounts are determined and funded based on laws and regulations and with the assistance of professionally qualified actuaries. The Company contributed $375 and $411 to its pension plans for the fiscal years ended September 30, 2017 and September 30, 2016. The Company anticipates that it will contribute at least the minimum required contribution of $1,177 to its pension plans in fiscal 2018.

Benefit payments, which reflect future expected service as appropriate, are expected to be paid in each fiscal year as follows:

(in thousands)
2018	$5,372
2019	5,681
2020	6,046
2021	6,352
2022	6,624
2023 and thereafter	36,056

Defined Contribution Retirement Plans — The Company also sponsors several defined contribution retirement plans - the 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $3,000, $2,817 and $2,741 for the fiscal years ended September 30, 2017, September 30, 2016 and September 25, 2015, respectively.

Multi-Employer Plan — The Company has a liability of $6,250 as of September 30, 2017 and $6,507 as of September 30, 2016 representing the Company's proportionate share of a multi-employer pension plan which was exited prior to fiscal 2017.

4. STOCK INCENTIVE PLAN

On June 10, 2016, the Company's Board of Directors adopted the Atkore International Group Inc. 2016 Omnibus Incentive Plan (the "Omnibus Incentive Plan"). The Omnibus Incentive Plan provides for stock purchases and grants of other equity awards, including non-qualified stock options, stock purchase rights, restricted stock, restricted stock units ("RSUs"), performance shares, performance stock units("PSUs"), stock appreciation rights, dividend equivalents and other stock-based awards to directors, offices, other employees and consultants. The Omnibus Incentive Plan replaces and succeeds the Atkore International Group Inc. Stock Incentive Plan (the "Stock Incentive Plan"). The Company no longer grants awards from the Stock Incentive Plan. Awards previously granted under the Stock Incentive Plan were unaffected by the termination. A maximum of 3.8 million shares of common stock is reserved for issuance under the Omnibus Incentive Plan. All awards have a ten year life. All share-based awards are expected to be fulfilled with new shares of common stock. Stock compensation expense is included in selling, general and administrative in the Company's consolidated statements of operations and was $12,788, $21,127 and $13,523 for fiscal years 2017, 2016 and 2015, respectively. The total income tax benefit recognized for share-based compensation arrangements was $4,731, $7,704 and $4,797 for fiscal years 2017, 2016 and 2015, respectively.

Stock Options

On September 26, 2014, the Company's Board of Directors modified the Stock Incentive Plan to provide the Company with the discretion to net settle stock option awards in cash upon exercises by holders upon termination of their employment. Starting at that time, options were considered liability awards and thus were measured and recorded at their estimated fair value. The Company utilized equity valuations based on comparable publicly-traded companies, discounted free cash flows, an analysis of the Company's enterprise value and any other factors deemed relevant in estimating the fair value of the common stock. The fair values of outstanding options were remeasured each reporting period using the Black-Scholes model. Options granted under the Stock Incentive Plan vested ratably over five years. Options granted under the Omnibus Incentive Plan vest ratably over three years.

On July 27, 2016, the Company's Board of Directors modified the Stock Incentive Plan and terminated the net settlement feature, thereby requiring the stock option holders to exercise in an open market transaction through broker-assisted sales. The modification, which affected 63 employees, triggered a change from liability accounting to equity accounting. Consequently, the Company reclassified $43,870 from non-current liabilities to additional-paid-in-capital. The Company marked the options to their fair value as of July 27, 2016 using the Black-Scholes option pricing model resulting in $2.4 million of additional expense for vested options.

In accordance with ASC Topic 718 "Compensation - Stock Compensation", stock compensation expense is recorded on a straight-line basis over the requisite service period (generally the vesting period), net of actual forfeitures based on the grant-date fair value of the option under the equity accounting method.

The assumptions used in the Black-Scholes option pricing model to value the options granted and modified were as follows:

	Fiscal Year Ended
	September 30, 2017	September 30, 2016	September 25, 2015
Expected dividend yield	—%	—%	—%
Expected volatility	40%	40%	35%
Range of risk-free interest rates (%)	1.95	0.74 - 1.27	0.85 - 1.74
Range of expected option lives	6.00 years	2.09 - 6.37 years	2.51 - 6.35 years

Dividends are not paid on the Company's common stock. Expected volatility is based on historical volatilities of comparable companies. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. The expected life of options is estimated using the simplified method due to limited historical exercise activity. The Company does not estimate forfeitures which are accounted for as they occur.

Stock option activity for the period September 26, 2014 to September 30, 2017 was as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of September 26, 2014	7,673	$7.59
Granted	290	9.04	$9.09
Exercised	(500)	7.30		$914
Forfeited	(717)	7.30
Outstanding as of September 25, 2015	6,746	7.70
Granted	72	15.79	$7.63
Exercised	(18)	7.95		$43
Forfeited	(136)	8.84
Outstanding as of September 30, 2016	6,664	7.76
Granted	171	21.45	$8.84
Exercised	(1,629)	7.47		$25,757
Forfeited	(48)	9.02
Outstanding as of September 30, 2017	5,158	8.30		$58,175	5.6
Exercisable as of September 30, 2017	3,600	$7.67		$42,605	5.2

As of September 30, 2017, there was $8,399 of total unrecognized compensation expense related to non-vested options granted expected to be recognized over a weighted-average period of approximately 1.6 years. The total fair value of shares vested during fiscal years 2017, 2016 and 2015 was $10,696, $12,507 and $2,787, respectively.

Cash received from stock option exercises for the fiscal years 2017, 2016 and 2015 was $12,168, $52 and $49, respectively. The actual tax benefit for the tax deductions from stock option exercises totaled $9,530, $19 and $18, respectively for fiscal years 2017, 2016 and 2015. The amount of cash the Company paid to settle the options exercised during fiscal year ended 2017, 2016 and 2015 was $0, $43 and $914, respectively.

Restricted Stock Units

Generally RSUs granted under the Omnibus Incentive Plan vest ratably over three years. The fair value of RSU grants was based on the closing price of the Company's common stock on the date of grant. RSU compensation expense is recorded on a straight-line basis over the remaining vesting period.

Changes to the Company's nonvested RSU awards for the year ended September 30, 2017 were as follows:

	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested as of September 30, 2016	—	$—
Granted	443	19.68
Forfeited	(8)	21.45
Nonvested as of September 30, 2017	435	$19.65

As of September 30, 2017, there was $7,015 of total unrecognized compensation expense related to non-vested RSUs granted, expected to be recognized over a weighted-average period of approximately 2.5 years. The total fair value of RSUs vested during fiscal years 2017, 2016 and 2015 was $0, $300 and $100, respectively.

Performance Share Units

On November 30, 2016, the Company awarded PSUs whose vesting is contingent upon meeting or exceeding certain market and performance conditions. The performance condition, which was based on an adjusted net income, represented 70% of the award and the market condition, which was based on Total Shareholder Return ("TSR") of the Company's common stock relative to the peer group represented the remaining 30%. All PSUs cliff vest at the end of three years based on the satisfaction of the performance conditions. Expense for the performance condition based award is recorded when the achievement of the performance condition is considered probable of achievement and is recorded on a straight-line basis over the requisite service period. If such performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Expense for the market condition based award is recorded on a straight-line basis over the explicit service period.

The grant-date fair value for the performance condition based awards represents the closing stock price on the date of grant of $21.45. The grant-date fair value for the market condition based awards was determined using the Monte-Carlo method. The assumptions used in the Monte-Carlo method to value the performance share awards granted during the fiscal year ended September 30, 2017 were as follows:

September 30, 2017
Expected dividend yield	—%
Range of expected volatility	17.55 - 75.55
Risk free interest rates	1.35%
Expected life	3 years
Fair value	$29.53

Dividends are not paid on the Company's common stock. Expected volatility is based on historical volatilities of comparable companies. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the award. The expected life of the award represents the weighted-average period of time that awards granted are expected to be outstanding, giving consideration to vesting schedules and expected exercise patterns. The Company does not estimate forfeitures which are accounted for as they occur.

Changes to the Company's nonvested PSU awards for the year ended September 30, 2017 were as follows:

	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested as of September 30, 2016	—	$—
Granted	184	23.87
Forfeited	(3)	23.87
Nonvested as of September 30, 2017	181	$23.87

As of September 30, 2017, there was $3,182 of total unrecognized compensation expense related to non-vested PSUs granted, expected to be recognized over a weighted-average period of approximately 2 years. There were no PSUs vested during fiscal years 2017, 2016 and 2015.

5. RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

Restructuring charges relate to the streamlining of the Company's cost structure and improving its operations. These actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs.

Restructuring reserves are included as a component of other current liabilities. Prior periods have been revised for the change in our reportable segment presentation effective the fourth quarter of fiscal 2017. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies.''

	Electrical Raceway		Mechanical Products & Solutions		Other/Corporate
(in thousands)	Severance (a)	Other	Severance (b)	Other (b)	Severance	Other	Total
Balance as of September 26, 2014	$593	$—	$406	$—	$593	$—	$1,592
Charges	—	266	3,680	780	1	62	4,789
Utilization	(353)	(267)	(554)	(35)	(577)	—	(1,786)
Reversals/exchange rate effects	(34)	1	(21)	(125)	(2)	(1)	(182)
Balance as of September 25, 2015	$206	$—	$3,511	$620	$15	$61	$4,413
Charges	807	—	689	2,583	—	199	4,278
Utilization	(168)	—	(4,017)	(2,542)	(11)	(260)	(6,998)
Reversals	—	—	(183)	(122)	(4)	—	(309)
Exchange rate effects	(4)	—	—	—	—	—	(4)
Balance as of September 30, 2016	$841	$—	$—	$539	$—	$—	$1,380
Charges	527	439	422	63	71	—	1,522
Utilization	(917)	(209)	(166)	(556)	(71)	—	(1,919)
Reversals	—	(230)	—	(36)	—	—	(266)
Exchange rate effects	(2)	—	22	—	—	—	20
Balance as of September 30, 2017	$449	$—	$278	$10	$—	$—	$737

(a) Primarily related to Atkore's commitment to close the Company's Acroba S.A.S. ("Acroba") subsidiary's facility in Reux, France as part of its continuing effort to realign its strategic focus during fiscal 2013. The Company recorded restructuring charges of $297 and $778 related to termination benefits during the fiscal years ended 2017 and 2016, respectively.

(b) Primarily related to the August 6, 2015 announcement of the Company's plans to exit its Fence and Sprinkler steel pipe and tube product lines ("Fence and Sprinkler") in order to realign its long-term strategic focus. The operations associated with these product lines were wound down during the first quarter of fiscal 2016 and resulted in headcount reductions in the Company's Philadelphia, Phoenix and Harvey facilities. The Company recorded $630 and $3,681 of severance-related expenses for the fiscal year ended September 30, 2016 and September 25, 2015 related to the headcount reductions. The Company also recorded $64 and $2,066 of facility-related and other charges related to the closure of the facilities during fiscal 2017 and 2016 respectively.

The Company expects to utilize all restructuring accruals as of September 30, 2017 within the next twelve months. The net restructuring charges included as a component of selling, general and administrative expense and asset impairment charges in the Company's consolidated statements of operations were as follows:

	Fiscal Year Ended
(in thousands)	September 30, 2017	September 30, 2016	September 25, 2015
Total restructuring charges, net	1,256	3,967	4,766
Asset impairment charges	—	129	27,937

Fence and Sprinkler Asset Impairment Charges

During fiscal 2016, the Company recorded impairment charges of $129 for the write-down of prepaid shop supplies related to Fence and Sprinkler.

During fiscal 2015, the Company recorded $19,495 of asset impairment charges related to property, plant and equipment and $4,518 for the write-down of prepaid shop supplies as a component of asset impairment charges and $664 of inventory write-down recorded as a component of cost of sales related to Fence and Sprinkler. The charges represent adjustments of the carrying values to current fair values.

6. OTHER INCOME, NET

Other income, net consisted of the following:

		Fiscal Year Ended
(in thousands)	Note	September 30, 2017
Gain on sale of joint venture	11	$(5,774)
Undesignated foreign currency derivate instruments	15	2,741
Foreign exchange gain on intercompany loans		(2,038)
Other income, net		$(5,071)

7. INCOME TAXES

Significant components of income (loss) before income taxes and income tax expense (benefit) for the fiscal years ended September 30, 2017, September 30, 2016 and September 25, 2015 consisted of the following:

(in thousands)	September 30, 2017	September 30, 2016	September 25, 2015
Components of income (loss) before income taxes:
United States	$116,580	$78,016	$(11,739)
Non-U.S	9,545	8,765	3,868
Income (loss) before income taxes	$126,125	$86,781	$(7,871)

Income tax expense (benefit):
Current:
United States:
Federal	$33,127	$18,748	$(2,017)
State	4,246	4,655	1,562
Non-U.S:	3,175	2,026	1,189
Current income tax expense	$40,548	$25,429	$734

Deferred:
United States:
Federal	$224	$642	$(3,721)
State	469	1,872	(929)
Non-U.S:	245	42	1,000
Deferred income tax expense (benefit)	938	2,556	(3,650)
Income tax expense (benefit)	$41,486	$27,985	$(2,916)

The mix of foreign losses and domestic losses, along with rate reconciling items as outlined below, impacts the effective tax rate for the periods. Differences between the statutory federal income tax rate and effective income tax rate are summarized below:

(in thousands)	September 30, 2017	September 30, 2016	September 25, 2015
Statutory federal tax	35%	35%	35%
Adjustments to reconcile to the effective income tax rate:
State income taxes	3%	5%	1%
Nondeductible expenses	—%	2%	(7)%
Valuation allowance	—%	1%	(15)%
Foreign rate differential	(1)%	(2)%	3%
Domestic Manufacturing Deduction	(2)%	(3)%	—%
Prior period adjustments	—%	—%	(2)%
Indemnified uncertain tax benefits	—%	(5)%	22%
Stock-based compensation	(3)%	—%	—%
Other	1%	(1)%	—%
Effective income tax rate	33%	32%	37%

The Company's effective tax rate for fiscal 2017 differs from the statutory rate primarily due to a $3,589 excess tax benefit associated with the exercise of stock options, a $2,761 tax benefit for domestic manufacturing deduction, offset by $3,459 of state income tax expense.

The Company's effective tax rate for fiscal 2016 differs from the statutory rate primarily due to a $4,332 tax benefit from the release of indemnified uncertain tax positions, a $2,805 tax benefit for domestic manufacturing deduction, offset by $4,625 of state income tax expense and $1,685 of non-deductible transaction costs.

The Company's effective tax rate for fiscal 2015 differs from the statutory rate due to a $1,779 tax benefit from the release of indemnified uncertain tax positions offset by nondeductible expenses and additional valuation allowance against deferred tax assets and foreign jurisdictions in which the deferred tax assets are not expected to be realized.

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax assets are as follows:

(in thousands)	September 30, 2017	September 30, 2016
Deferred tax assets:
Accrued liabilities and reserves	$48,619	$50,221
Tax loss and credit carryforwards	15,340	14,138
Postretirement benefits	9,863	14,232
Inventory	6,482	6,526
Other	877	1,320
	$81,181	$86,437
Deferred tax liabilities:
Property, plant and equipment	$(13,770)	$(12,785)
Intangible assets	(65,072)	(70,037)
Loss on investment	(6,085)	(5,151)
Other	(2,549)	(1,695)
	$(87,476)	$(89,668)
Net deferred tax liability before valuation allowance	(6,295)	(3,231)
Valuation allowance	(9,512)	(8,658)
Net deferred tax liability	$(15,807)	$(11,889)

As of September 30, 2017, the Company has $66,114 of state net operating loss carryforwards which expire beginning in 2018 through 2036. In certain non-U.S. jurisdictions, the Company has net operating loss carryforwards of $42,494 which have an expiration period ranging from five years to unlimited.

Valuation allowances have been established on net operating losses and other deferred tax assets in Australia, France, Asia Pacific, and other foreign and United States state jurisdictions as a result of the Company's determination that there is less than 50% likelihood that these assets will be realized. Evidence for this determination includes three year cumulative loss positions, future reversal of temporary differences, and expectations of future losses. For fiscal 2016, the Company reassessed the need for a valuation allowance against deferred tax assets in the Company's Asia Pacific business based on recent earnings and utilization of net operating losses. As a result, the Company released its historic valuation allowance related to the $1,360 of deferred taxes of its Asia Pacific business.

As of September 30, 2017, the Company had unrecognized tax benefits of $3,578 which, if recognized, would positively benefit the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2017 and September 30, 2016, the Company had accrued interest and penalties of $3,193 and $3,035, respectively, in the consolidated balance sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefit, excluding interest and penalties, is as follows:

(in thousands)	For the period from September 26, 2014 to September 30, 2017
Balance as of September 26, 2014	$10,242
Additions based on tax positions related to prior years	69
Settlements	(2,210)
Balance as of September 25, 2015	8,101
Additions based on tax positions related to prior years	62
Settlements	(4,360)
Balance as of September 30, 2016	3,803
Additions based on tax positions related to prior years	63
Settlements	(288)
Balance as of September 30, 2017	$3,578

During fiscal 2017, the balance of unrecognized tax benefits decreased by $288 as a result of Tyco completing tax audits and the expiration of the statute of limitations in various state jurisdictions. The related accrued penalties and interest for uncertain tax positions increased by $158.

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

Many of the Company's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities. The following tax years remain subject to examination by the major tax jurisdictions as follows:

Jurisdiction	Years Open to Audit
France	2010-2012
United States	2011-2014, 2016

The Company's income tax returns are examined periodically by various taxing authorities. The Company's federal tax return for fiscal 2015 has been completed by the Internal Revenue Service with no change, and the Company is currently under examination in various state jurisdictions. Based on the current status of its income tax audits, the Company believes that it is reasonably possible that there would be no material changes to the unrecognized tax benefits in the next twelve months. Should any unrecognized tax benefits be resolved, the Company will seek reimbursement from Tyco under the terms of the Investment Agreement relative to the periods prior to the Transactions.

Other Income Tax Matters—During the fiscal years ended September 30, 2017 and September 30, 2016, the Company made no additional provision for United States or non-U.S. income taxes on the undistributed income of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such income is expected to be indefinitely reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such income.

As of September 30, 2017, certain subsidiaries had approximately $33,307 of undistributed income that the Company intends to permanently reinvest. A liability could arise if the Company's intention to permanently reinvest such income were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested income or the basis differences related to investments in subsidiaries.

The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across its global operations. The Company records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on the Company's estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carry-forwards. The Company adjusts these reserves in light of changing facts and circumstances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. For uncertain tax liabilities (including penalties and interest) arising in the periods prior to the Transactions that are resolved in a future period, the Company plans to seek repayment from Tyco under the terms of an investment agreement. Accordingly, the Company has reflected those liabilities with an offsetting receivable due from Tyco of $5,787 on the consolidated balance sheet as of September 30, 2017. If the Company's estimate of uncertain tax liabilities arising in the periods following the Transactions proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

Under the terms of an investment agreement between the Company and Tyco, Tyco has agreed to indemnify and hold harmless the Company and its subsidiaries and their respective affiliates from and against any taxes of the Company with respect to any tax period ending on or before the closing of the Transactions, as well as all tax liabilities relating to events or transactions occurring on or prior to the closing date of the Transactions. In addition, the Company has agreed to indemnify and hold harmless Tyco and its affiliates from and against any liability for any taxes of the Company with respect to any post-Transactions tax period.

8. EARNINGS PER SHARE
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect of stock options and restricted stock units are reflected in diluted net income (loss) per share by applying the treasury stock method for the year ended September 30, 2017 and September 30, 2016. There are no other potentially dilutive instruments outstanding. For the year ended September 25, 2015, as the Company settled all employee stock options in cash, the potential issuance of shares of common stock related to these options did not affect diluted shares. Holders of certain stock-based compensation awards are eligible to receive dividends, requiring the Company to use the two-class method. Net income allocated to participating securities were not significant for the years ended September 30, 2017 and September 30, 2016. As holders of certain stock-based compensation awards are not required to fund losses, no allocation of the loss available to common stockholders was made for the year ended September 25, 2015.

	Fiscal Year Ended
(in thousands, except per share data)	September 30, 2017	September 30, 2016	September 25, 2015
Basic:
Net income (loss)	$84,639	$58,796	$(4,955)
Weighted-average shares outstanding	63,420	62,486	62,527
Basic earnings (loss) per share	$1.33	$0.94	$(0.08)

Diluted:
Net income (loss)	$84,639	$58,796	$(4,955)
Weighted-average shares outstanding - basic	63,420	62,486	62,527
Effect of dilutive securities: Stock compensation plans (1)	3,165	334	—
Weighted-average shares outstanding - diluted	66,585	62,820	62,527
Diluted earnings (loss) per share	$1.27	$0.94	$(0.08)

(1) Stock options to purchase approximately 2.0 million and 6.3 million shares of common stock and restricted stock of 0.2 million and 0.0 million were outstanding during the years ended September 30, 2017 and September 30 2016, respectively, but were not included in the calculation of diluted earnings per share as the impact of these would have been anti-dilutive. Performance shares were excluded from the calculation of diluted shares since none of the performance or market conditions were met. For the year ended September 25, 2015, the Company settled all employee stock options in cash and therefore none of the outstanding awards affect the calculation of diluted earnings per share.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component, net of tax:

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 25, 2015	$(13,133)	$(7,900)	$(21,033)
Other comprehensive loss before reclassifications	(4,505)	(858)	(5,363)
Amounts reclassified from accumulated other comprehensive loss	446	—	446
Net current period other comprehensive loss	(4,059)	(858)	(4,917)
Balance as of September 30, 2016	$(17,192)	$(8,758)	$(25,950)
Other comprehensive income before reclassifications	5,941	1,221	7,162
Amounts reclassified from accumulated other comprehensive loss	806	—	806
Net current period other comprehensive income	6,747	1,221	7,968
Balance as of September 30, 2017	$(10,445)	$(7,537)	$(17,982)

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income (loss):

	Fiscal Year Ended
(in thousands)	September 30, 2017	September 30, 2016	September 25, 2015
Amortization of defined benefit pension items:
Amortization of net loss (included within selling, general and administrative expense)	$1,303	$722	$88
Tax expense	(497)	(276)	(34)
Net reclassifications for the period	$806	$446	$54
The estimated net actuarial loss for pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is expected to be approximately $343.

10. INVENTORIES, NET

A majority of the Company records inventory at the lower of cost or market (primarily last in, first out, or "LIFO"). Approximately 75% and 87% of the Company's inventories are valued at the lower of LIFO cost or market at September 30, 2017 and September 30, 2016, respectively.

(in thousands)	September 30, 2017	September 30, 2016
Purchased materials and manufactured parts, net	$49,168	$39,921
Work in process, net	17,598	11,889
Finished goods, net	133,237	109,655
Inventories, net	$200,003	$161,465

Total inventories would be $4,915 and $18,433 higher than reported as of September 30, 2017 and September 30, 2016, respectively, if the first-in, first-out method was used for all inventories. As of September 30, 2017 and September 30, 2016, the excess and obsolete inventory reserve was $8,432 and $8,447, respectively.

11. ASSETS HELD FOR SALE

(in thousands)	September 30, 2017	September 30, 2016
Assets held for sale	$—	$6,680

During the first quarter of fiscal 2017, the Company sold a parcel of land and a building related to the exit of a manufacturing facility in Philadelphia, PA at a loss of $329 which was included in selling, general and administrative in the Company's consolidated statements of operations. The assets were previously classified as held for sale within the MP&S segment and had a carrying value of $3,367.

In May 2012, the Company entered into a share purchase agreement pursuant to which the Company sold its minority ownership share in Abahsain-Cope Saudi Arabia Ltd. for cash consideration of $9,087. The total carrying value of the investment was $3,313. During fiscal 2017, the Company recognized a pre-tax gain of $5,774 ($3,102, net of tax) on the sale when transfer of ownership was completed. The pre-tax gain was included in other income, net in the Company's consolidated statements of operations.

12. PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2017 and September 30, 2016, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	September 30, 2017	September 30, 2016
Land	$13,296	$12,804
Buildings and related improvements	105,154	103,256
Machinery and equipment	263,575	245,011
Leasehold improvements	6,744	6,498
Construction in progress	16,160	6,148
Property, plant and equipment	404,929	373,717
Accumulated depreciation	(196,310)	(171,025)
Property, plant and equipment, net	$208,619	$202,692

Depreciation expense for fiscal years ended September 30, 2017, September 30, 2016 and September 25, 2015 totaled $32,320, $32,779 and $37,362, respectively.

13. GOODWILL AND INTANGIBLE ASSETS

Goodwill — Changes in the carrying amount of goodwill are as follows:

	Segment
(in thousands)	Electrical Raceway	Mechanical Products & Solutions	Total
Balance as of September 30, 2016 and September 25, 2015	$76,640	$39,189	$115,829
Goodwill acquired during year	31,477	—	31,477
Exchange rate effects	410	—	410
Balance as of September 30, 2017	$108,527	$39,189	$147,716

Goodwill acquired during the year is based on a preliminary purchase price allocation and is subject to final valuations of intangible assets and property, plant and equipment. See Note 2, ''Acquisitions'' for additional details. Fiscal years 2017, 2016 and 2015 include accumulated impairment losses of $3,924 and $43,000 within the Electrical Raceway and Mechanical Products & Solutions segments, respectively.

The Company assesses the recoverability of goodwill on an annual basis in accordance with ASC 350, "Intangibles - Goodwill and Other." The measurement date is the first day of the fourth fiscal quarter, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than the carrying value.

Goodwill is tested for impairment at a reporting unit level using either a qualitative assessment ("step zero") or quantitative assessment ("step one"). The qualitative assessment requires significant judgments about macroeconomic conditions including the operating environment, industry and other market considerations as well as entity-specific events that could impact the reporting unit. If the Company concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, it would proceed to step one.

As of the Company’s most recent quantitative goodwill impairment test performed in fiscal 2016, there was significant headroom when comparing the fair value of all of the reporting units to their carrying value and no triggering events were identified during fiscal 2017. The Company therefore elected to use the step zero assessment for fiscal 2017 which did not indicate any potential goodwill impairment. A reasonably possible change in the assumptions around the residual growth rate, weighted-average cost of capital of market participants, or estimated future cash flows would not result in an impairment of goodwill.

During fiscal 2016 and 2015, the Company performed a step one assessment for each of its reporting units. The step one assessment first compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit was determined using an income approach using a discounted cash flow analysis based on forecasted cash flows (including underlying revenue and operating income growth rates) discounted using an estimated weighted-average cost of capital of market participants. The Company corroborated the results under the income approach using (a) a market approach using a comparable company analysis and (b) a market approach using a transaction analysis. An impairment loss would be recorded in an amount equal to the excess of the carrying amount of goodwill over its fair value. The second part of the test, if required, compares the implied fair value of goodwill with its carrying amount. The Company had no goodwill impairments in the fiscal year ended September 30, 2016.

During fiscal 2015, the Company's acquisition of SCI was treated as a separate reporting unit for which all of the goodwill ascribed from the purchase price allocation was assigned. SCI's fiscal 2015 operating performance was below the Company's initial projections. Post-acquisition, SCI's net sales and earnings degraded in part due to a shift in the mix of products sold to a key customer. This customer historically purchased a disproportionate amount of higher margin product for use in a particular geographic end market. During the year, the volume shifted to lower margin product. Additionally, the customer began fulfilling a portion of their demand from a second source. The shift in product mix and volume decline prompted the Company to revisit the long-term projected forecast for this customer and its relative impact on the entire reporting unit.

The Company's revised long-term projections were used in step one of the goodwill impairment analysis. The first step of the goodwill impairment test indicated that the carrying value of the reporting unit, including goodwill, exceeded the fair value of the reporting unit requiring the second step of the test in the fourth quarter. The implied fair value in Step 2 revealed a $3,924 non-cash impairment, which is considered a Level 3 fair value measurement in accordance with the fair value hierarchy.

As a result, there is no more goodwill ascribed to this reporting unit. The non-cash impairment charge was recorded as a component of asset impairment charges in the Company's consolidated statements of operations during fiscal 2015.

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

Intangible Assets — The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets:

		September 30, 2017			September 30, 2016
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Customer relationships	11	$350,129	$(118,273)	$231,856	$249,245	$(97,484)	$151,761
Other	8	27,819	(9,266)	18,553	16,943	(7,647)	9,296
Total	11	377,948	(127,539)	250,409	266,188	(105,131)	161,057
Indefinite-lived Intangible Assets:
Trade names		93,880	—	93,880	93,880	—	93,880
Total		$471,828	$(127,539)	$344,289	$360,068	$(105,131)	$254,937

Intangible assets acquired for Flexicon and Calpipe during the year are based on a preliminary purchase price allocation and are subject to final valuations. See Note 2, ''Acquisitions'' for additional details.

Amortization expense for the fiscal years ended September 30, 2017, September 30, 2016 and September 25, 2015 was $22,407, $22,238 and $22,103, respectively. Expected amortization expense for intangible assets over the next five years and thereafter is as follows (in thousands):

2018	$33,152
2019	32,990
2020	32,505
2021	30,935
2022	30,112
2023 and thereafter	90,715

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, and other events.

14. DEBT

Debt as of September 30, 2017 and September 30, 2016 was as follows:

(in thousands)	September 30, 2017	September 30, 2016
First Lien Term Loan Facility due December 22, 2023	$495,134	$—
Initial First Lien Term Loan Facility due April 9, 2021	—	409,200
Second Lien Term Loan Facility due October 9, 2021	—	229,460
ABL Credit Facility	85,000	—
Deferred financing costs	(4,496)	(8,347)
Other	440	—
Total debt	$576,078	$630,313
Less: Current portion	4,215	1,267
Long-term debt	$571,863	$629,046

As of September 30, 2017, future contractual maturities of long-term debt are as follows (in thousands):

2018	$5,000
2019	5,000
2020	5,000
2021	5,000
2022	5,000
2023 and thereafter	471,250

Term Loan Facilities — On April 9, 2014, AII entered into a credit agreement (the "Initial Credit Agreement") for a $420,000 First Lien Term Loan Facility (the "Initial First Lien Term Loan Facility") and a credit agreement for a $250,000 Second Lien Term Loan Facility (the "Second Lien Term Loan Facility." The Initial First Lien Term Loan Facility was priced at 99.5% and carried an interest rate of LIBOR plus 3.5% with a LIBOR floor of 1.00%. The Second Lien Term Loan Facility was priced at 99.0% and carried an interest rate of LIBOR plus 6.75% with a LIBOR floor of 1.00%.

On January 22, 2016, AII redeemed $17,000 of the Second Lien Term Loan Facility at a redemption price of 89.00% of the par value, and $2,000 at a redemption price of 89.75% of the par value. For the fiscal year ended September 30, 2016, the Company recorded a gain on the extinguishment of debt of $1,661.

On December 22, 2016, AII entered into an amendment to the Initial Credit Agreement, which amended and restated the Initial Credit Agreement and provided for a new $500,000 first lien term loan facility (the "First Lien Term Loan Facility"). Loans under the First Lien Term Loan Facility bear interest at either LIBOR plus an applicable margin equal to 3.0% or an alternate base rate plus an applicable margin equal to 2.0% and are guaranteed by AIH and the United States operating companies owned by AII. The First Lien Term Loan Facility amortizes at a rate of 1.0% per annum and was priced at 99.75%. AII used proceeds from the First Lien Term Loan Facility and approximately $155 million of available cash to (i) repay all outstanding loans under the Initial First Lien Term Loan Facility and the Second Lien Term Loan Facility and (ii) pay related fees and expenses, including accrued interest. For the fiscal year ended September 30, 2017, the Company recorded a $9,805 loss on the extinguishment of the Initial First Lien Term Loan Facility and the Second Lien Term Loan Facility.

The First Lien Term Loan Facility contain customary covenants typical for this type of financing, including limitations on indebtedness, restricted payments including dividends, liens, restrictions on distributions from restricted subsidiaries, sales of assets, affiliate transactions, mergers and consolidations. The First Lien Term Loan Facility also contain customary events of default typical for this type of financing, including, without limitation, failure to pay principal and/or interest when due, failure to observe covenants, certain events of bankruptcy, the rendering of certain judgments, or the loss of any guarantee.

ABL Credit Facility — On December 22, 2016, AII entered into the Fifth Amendment to Credit Agreement and Third Amendment to and Reaffirmation of Guarantee and Collateral Agreement to amend its asset based credit facility (the "ABL Credit Facility"). The amendment, among other things, extended the maturity of the facility to December 22, 2021, decreased the interest rate margins applicable to loans under the facility to (i) in the case of United States dollar-denominated loans, either (x) LIBOR plus an applicable margin ranging from 1.25% to 1.75%, or (y) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% or (ii) in the case of Canadian dollar-denominated loans, either (x) the BA rate plus an applicable margin ranging from 1.25% to 1.75% or (y) a Canadian prime rate plus an applicable margin ranging from 0.25% to 0.75% and decreased the fee payable with respect to unutilized availability under the facility from 0.25% to 0.375% depending on the remaining availability under the facility.

The ABL Credit Facility has aggregate commitments of $325,000 and is guaranteed by AIH and the United States subsidiaries owned directly or indirectly by AII. AII's availability under the ABL Credit Facility was $172,994 and $255,755 as of September 30, 2017 and September 30, 2016, respectively. Availability under the ABL Credit Facility is subject to a borrowing base equal to the sum of 85% of eligible accounts receivable plus the lesser of (i) 80% of eligible inventory of each borrower and guarantor and (ii) 85% of the net orderly liquidation value of eligible inventory, subject to certain limitations. There were $85 million and $0 of borrowings outstanding under the ABL Credit Facility as of September 30, 2017 and September 30, 2016, respectively. The company paid a fee of 0.50% on unutilized availability in fiscal 2016 and up until December 22, 2016, and a fee of 0.375% for the period from December 22, 2016 through September 30, 2017.

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

The First Lien Term Loan Facility and the ABL Credit Facility are secured by all of the assets of the US subsidiaries of the Company. The First Lien Term Loan Facility has priority over all real property, plant and equipment, intellectual property and capital stock of any US subsidiary and any documents or instruments evidencing the foregoing assets. The ABL Credit Facility has first priority over cash and cash equivalents, accounts receivable, inventory and other documents and instruments evidencing the foregoing assets.

15. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company uses forward currency contracts to hedge the effects of foreign exchange relating to certain of the Company's intercompany loans denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from six months to five years. Short-term forward currency contracts are recorded in other current liabilities and long-term forward currency contracts are recorded in other long-term liabilities in the consolidated balance sheets. The fair value gains and losses are included in other income, net within the consolidated statements of operations. See Note 6, ''Other Income, net'' for further detail.

The total notional amount of undesignated forward currency contracts were £52.6 million as of September 30, 2017. There were no undesignated forward currency contracts as of September 30, 2016 and September 25, 2015. Cash flows associated with derivative financial instruments are recognized in the operating section of the consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and September 30, 2016 in accordance with the fair value hierarchy:

	September 30, 2017			September 30, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$571	$—	$—	$167,006	$—	$—
Forward currency contracts	—	2,936	—	—	—	—

The Company measured $6,680 of assets held for sale on a nonrecurring basis as of September 30, 2016 which is considered a Level 3 fair value measurement in accordance with the fair value hierarchy.

The Company's remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the consolidated balance sheets were as follows:

	September 30, 2017		September 30, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan Facility due December 22, 2023	$496,250	$498,979	$—	$—
Initial First Lien Term Loan Facility due April 9, 2021	—	—	409,200	411,084
Second Lien Term Loan Facility due October 9, 2021	—	—	229,460	231,092
Total debt	$496,250	$498,979	$638,660	$642,176

In determining the approximate fair value of its long-term debt, the Company used the trading value among financial institutions, which were classified within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being market-linked variable rate debt.

16. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of September 30, 2017, such obligations were $89,117 for fiscal 2018, $3,395 for fiscal 2019 and $257 thereafter. These amounts represent open purchase orders for materials used in production.

The Company leases certain facilities and equipment under operating leases. Total rental expense on all operating leases was $12,941, $11,934 and $11,721 in fiscal 2017, 2016, and 2015, respectively. At September 30, 2017, minimum future operating lease payments in excess of one year are presented in the table below as follows (in thousands):

2018	$10,735
2019	10,549
2020	8,565
2021	7,373
2022	4,620
2023 and thereafter	9,884
Total	$51,726

Insurable Liabilities — The Company maintains policies with various insurance companies for its workers' compensation, product, property, general, auto, and executive liability risks. The insurance policies the Company maintains have various retention levels and excess coverage limits. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on management's estimate as a result of the assessment by the Company's claim administrator of each claim and an independent actuarial valuation of the nature and severity of total claims. The Company utilizes a third-party claims administrator to pay claims, track and evaluate actual claims experience, and ensure consistency in the data used in the actuarial valuation.

Legal Contingencies — The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd. ("Tyco"), including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe ("ABF"), which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride ("CPVC") and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company's total product liability reserves for Special Products Claims and other product liability matters were $5,872 and $4,951 as of September 30, 2017 and September 30, 2016, respectively. As of September 30, 2017, the Company believes that the range of probable losses for Special Products Claims and other product liabilities is between $3,000 and $10,000.

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

During fiscal 2017, the United States Department of Commerce ruled on a scope request in relation to an Antidumping Duty Order for Malleable Iron Pipe Fittings from China. The ruling subjects certain of the Company's imports of conduit fittings within the Atkore Steel Components Inc. business (acquired in November 2014) to antidumping duties, which are incremental to the duties previously paid upon importation. The Company is appealing the scope decision and has established an accrual of $7,501 for the related contingent liability with the related expense within selling, general and administrative in the consolidated statements of operations which covers the post-acquisition period through the date of the scope ruling.

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
17. GUARANTEES
The Company has outstanding letters of credit totaling $8,560 supporting workers' compensation and general liability insurance policies and surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $30,437 as of September 30, 2017.

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

18. RELATED PARTY TRANSACTIONS

Transactions between the Company, CD&R and affiliates of CD&R are considered related party.

In December 2010, the CD&R Investor acquired a majority stake in the Company (the "CD&R Acquisition"). In connection with the CD&R Acquisition, the Company, AIH and AII entered into a consulting agreement (the "Consulting Agreement") with CD&R. The fees were paid quarterly, in advance and recorded as a component of selling, general and administrative expenses in the Company's consolidated statement of operations. In connection with the IPO on June 15, 2016, the Company entered into an agreement with CD&R to terminate the Consulting Agreement, including the ongoing consulting fees and paid CD&R a fee of $12,800. The consulting and termination fees were $15,425 and $3,500 for the fiscal years ended September 30, 2016 and September 25, 2015, respectively.

Additionally, affiliates of CD&R own equity positions in one of the Company's customer. Net sales during fiscal 2017 to this customer was $8.3 million. There were no related party transactions during fiscal 2016 and 2015.

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

Effective in the fourth quarter of fiscal 2017, the Company implemented a realignment of its segment financial reporting structure such that its international businesses within EMEA and APAC regions are now reflected in its Electrical Raceway segment. These businesses were previously reflected within the MP&S segment. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information. Prior year results have been revised for the impact of the realignment for comparability.

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the sum of income (loss) from operations before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, gain (loss) on extinguishment of debt, restructuring and impairments, stock-based compensation, certain legal matters, consulting fees, transaction costs, gain on sale of joint venture and other items, such as inventory reserves and adjustments, release of indemnified uncertain tax positions, the impact of foreign exchange gains or losses and the impact from the Fence and Sprinkler exit. Prior to fiscal 2017, income (loss) before income taxes was also adjusted to exclude net periodic pension benefit cost and routine ABF product liability. Beginning in fiscal 2017, these costs are no longer excluded. Prior fiscal years have not been revised for this change due to the relative insignificance and nature of these amounts.

Intersegment transactions primarily consist of product sales at designated transfer prices on an arms-length basis. Gross profit earned and reported within the segment is eliminated in the Company's consolidated results. Certain manufacturing and distribution expenses are allocated between the segments on a pro rata basis due to the shared nature of activities. Recorded amounts represent a proportional amount of the quantity of product produced for each segment. Certain assets, such as machinery and equipment and facilities, are not allocated to each segment despite serving both segments. These shared assets are reported within the MP&S segment. We allocate certain corporate operating expenses that directly benefit our operating segments, such as insurance and information technology, on a basis that reasonably approximates an estimate of the use of these services.

	Fiscal year ended
	September 30, 2017			September 30, 2016			September 25, 2015
(in thousands)	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA
Electrical Raceway	$1,093,500	$1,283	$189,351	$1,066,711	$1,919	$181,939	$1,079,155	$1,121	$112,544
MP&S	410,434	98	$63,687	456,673	148	$81,199	650,013	205	$73,737
Eliminations	—	(1,381)		—	(2,067)		—	(1,326)
Consolidated operations	$1,503,934	$—		$1,523,384	$—		$1,729,168	$—

	Capital Expenditures			Total Assets
(in thousands)	September 30, 2017	September 30, 2016	September 25, 2015	September 30, 2017	September 30, 2016	September 25, 2015
Electrical Raceway	$13,037	$9,161	$12,530	$757,775	$566,250	$620,109
MP&S	8,212	6,130	10,598	306,229	343,002	409,937
Unallocated	3,873	1,539	3,721	151,088	255,316	83,753
Consolidated operations	$25,122	$16,830	$26,849	$1,215,092	$1,164,568	$1,113,799

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income (loss) before income taxes:

	Fiscal Year Ended
(in thousands)	September 30, 2017	September 30, 2016	September 25, 2015
Operating segment Adjusted EBITDA
Electrical Raceway	$189,351	$181,939	$112,544
MP&S	63,687	81,199	73,737
Total	$253,038	$263,138	$186,281
Unallocated expenses (a)	(25,430)	(28,136)	(22,331)
Depreciation and amortization	(54,727)	(55,017)	(59,465)
Interest expense, net	(26,598)	(41,798)	(44,809)
Gain (loss) on extinguishment of debt	(9,805)	1,661	—
Restructuring & impairments	(1,256)	(4,096)	(32,703)
Net periodic pension benefit cost	—	(441)	(578)
Stock-based compensation	(12,788)	(21,127)	(13,523)
ABF product liability impact	—	(850)	216
Legal matters	(7,551)	(1,382)	—
Consulting fees	—	(15,425)	(3,500)
Transaction costs	(4,779)	(7,832)	(6,039)
Gain on sale of joint venture	5,774	—	—
Other	10,247	(1,103)	(14,305)
Impact of Fence and Sprinkler exit	—	(811)	2,885
Income (loss) before income taxes	$126,125	$86,781	$(7,871)

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.

The Company's long-lived assets and net sales by geography were as follows:

	Long-lived assets			Net sales
(in thousands)	September 30, 2017	September 30, 2016	September 25, 2015	September 30, 2017	September 30, 2016	September 25, 2015
United States	$202,823	$204,640	$232,566	$1,367,907	$1,395,750	$1,604,788
Other Americas	164	175	132	37,908	40,573	42,136
Europe	9,306	1,295	1,036	55,181	40,246	38,621
Asia-Pacific	3,378	3,826	4,482	42,938	46,815	43,623
Total	$215,671	$209,936	$238,216	$1,503,934	$1,523,384	$1,729,168

The table below shows the amount of net sales from external customers for each of the Company's product categories which accounted for 10 percent or more of consolidated net sales in any of the last three fiscal years:

	Fiscal Year Ended
(in thousands)	September 30, 2017	September 30, 2016	September 25, 2015
Metal Electrical Conduit and Fittings	$349,239	$331,526	$320,531
Armored Cable and Fittings	323,070	318,279	332,153
PVC Electrical Conduit & Fittings	265,389	258,954	269,808
Other raceway products	155,802	157,952	156,663
Electrical Raceway	1,093,500	1,066,711	1,079,155

Mechanical Pipe	211,245	249,473	286,635
Other MP&S products	199,189	199,384	184,785
Impact of Fence and Sprinkler	—	7,816	178,593
MP&S	410,434	456,673	650,013
Net sales	$1,503,934	$1,523,384	$1,729,168

Risks and Concentrations

Concentration of Credit Risk — The Company extends credit to various customers in the retail and construction industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company's overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of customers and maintains reserves for potential credit losses. For all periods presented, no customer accounted for more than 10% of sales or accounts receivable.

Concentration of Employees — As of September 30, 2017, approximately 40% of the Company's employees were represented by a union under a collective bargaining agreement. All unions are either located in the United States or Canada with no unions or Worker's Councils at any of the other locations abroad. The Company's New Bedford, Massachusetts facility has a contract which expires in February 2018 affecting 250 employees. The Company believes its relationship with their employees is good.

20. QUARTERLY OPERATING RESULTS (UNAUDITED)

The following tables presents unaudited selected quarterly financial data for the years ended September 30, 2017 and September 30, 2016. The operating results for any quarter are not necessarily indicative of the results of any future period.

	Three Months Ended
(in thousands, except per share data)	December 30, 2016 (1)	March 31, 2017 (2)	June 30, 2017	September 30, 2017	December 25, 2015	March 25, 2016 (3)	June 24, 2016	September 30, 2016 (4)
Net sales	$337,591	$372,791	$397,745	$395,807	$358,375	$353,046	$395,724	$416,239
Gross profit	92,005	87,949	92,825	89,853	72,409	91,410	111,521	93,342
Net income	17,382	18,935	27,465	20,857	8,572	14,007	20,645	15,572

Net income per share
Basic (5)	$0.28	$0.30	$0.43	$0.33	$0.14	$0.22	$0.33	$0.25
Diluted (5)	0.26	0.28	0.41	0.31	0.14	0.22	0.33	0.24

(1) Includes a $9,805 loss on the extinguishment of the Initial First Lien Term Loan Facility and the Second Lien Term Loan Facility. See Note 14, "Debt."
(2) Includes $5,774 pre-tax gain on sale of Abahsain-Cope Saudi Arabia Ltd joint venture and $7,501 pre-tax expense related to the Antidumping Duty Order for Malleable Iron Pipe Fittings. See Note 16, "Commitments and contingencies."

(3) Includes a $1,661 gain on the extinguishment of debt related to the January 22, 2016 redemption of a portion of the Second Lien Term Loan Facility. See Note 14, "Debt."
(4) Due to the Company's fiscal year convention, includes 14 weeks of operations compared to 13 weeks for all other periods presented.
(5) The sum of the quarters may not equal the total of the respective year's earnings (loss) per share due to changes in the weighted average shares outstanding throughout the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our President and CEO, John P. Williamson, and our Vice President and CFO, James A. Mallak, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Williamson and Mallak have concluded that both the design and operation of our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting
No changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company's management assessed, under the supervision and with the participation of our President and CEO, John P. Williamson, and our Vice President and CFO, James A. Mallak, the effectiveness of the Company's internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of September 30, 2017, the Company's internal control over financial reporting is effective based on those criteria.

Management's assessment excluded the internal control over financial reporting at Calpipe which was acquired during fiscal 2017. Calpipe constituted 4% and 5% of the Company's consolidated total assets and net assets, respectively, and less than 1% each of the Company's consolidated revenue and net income of the consolidated financial statement amounts as of and for the year ended September 30, 2017.

The Company's independent registered public accounting firm, Deloitte and Touche LLP, has issued an audit report on the Company's internal control over financial reporting for fiscal 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Atkore International Group Inc.
Harvey, Illinois

We have audited the internal control over financial reporting of Atkore International Group Inc. and its subsidiaries (the "Company") as of September 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the accompanying Management's Report on Internal Control over Financial Reporting dated November 29, 2017, management excluded from its assessment the internal control over financial reporting at Calpipe Industries, LLC (“Calpipe”), which was acquired on September 29, 2017, and whose financial statements constitute 4% and 5% of net and total assets, respectively, and less than 1% of revenue and net income, respectively of the consolidated financial statement amounts as of and for the year ended September 30, 2017. Accordingly, our audit did not include the internal control over financial reporting at Calpipe. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules of the Company as of and for the year ended September 30, 2017 and our report dated November 29, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
/s/ Deloitte and Touche LLP

Chicago, Illinois
November 29, 2017

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2018 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11. Executive Compensation

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2018 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2018 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2018 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2018 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a).         Financial Statements, Schedules and Exhibits.
1.           Financial Statements

Report of Independent Registered Public Accounting Firm contained in Item 8 of this Annual Report on Form 10-K.	55
Consolidated Statements Of Operations for the years ended September 30, 2017, September 30, 2016, and September 25, 2015 contained in Item 8 of this Annual Report on Form 10-K.	56
Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2017, September 30, 2016, and September 25, 2015 contained in Item 8 of this Annual Report on Form 10-K.	57
Consolidated Balance Sheets for the years ended September 30, 2017, and September 30, 2016 contained in Item 8 of this Annual Report on Form 10-K.	58
Consolidated Statements of Cash Flows for the years ended September 30, 2017, September 30, 2016, and September 25, 2015 contained in Item 8 of this Annual Report on Form 10-K.	59
Consolidated Statements of Shareholders' Equity for the three year period ended September 30, 2017 contained in Item 8 of this Annual Report on Form 10-K.	61
Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.	62
2.           Financial Statements Schedules
The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I-Atkore International Group Inc. (Parent) Condensed Financial Information	107
Schedule II-Valuation and Qualifying Accounts	110

3. Exhibits	101
The exhibits filed with this report are listed on the Exhibit Index. Entries marked by the symbol † next to the exhibit's number identify management compensatory plans, contracts or arrangements.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Exhibit Description
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

10.1.6
Fifth Amendment to Credit Agreement and Third Amendment to and Reaffirmation of Guarantee and Collateral Agreement, dated as of December 22, 2016, among Atkore International, Inc., the several banks and other financial institutions from time to time parties thereto, UBS AG, Stamford Branch, as administrative agent for the lenders and as collateral agent for the secured parties, the other loan parties party thereto and the several banks and other financial institutions party thereto, incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.’s Current Report on Form 8-K filed on December 22, 2016.

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

10.2.2
Second Amendment to First Lien Credit Agreement and First Amendment to and Reaffirmation of Guarantee and Collateral Agreement, dated as of December 22, 2016, among Atkore International, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other loan parties party thereto and the several banks and other financial institutions party thereto, incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.’s Current Report on Form 8-K filed on December 22, 2016.

10.3
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

10.4
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

10.5
Intercreditor Agreement, dated as of December 22, 2010, between UBS AG, Stamford Branch, in its capacity as collateral agent for the ABL Credit Agreement lenders and Wilmington Trust FSB, in its capacity as collateral agent for the Noteholder Secured Parties, incorporated by reference to Exhibit 10.9 to AIH’s Registration Statement on Form S-4 filed on August 12, 2011.

10.5.1
First Amendment and Waiver, dated as of April 9, 2014, to the Intercreditor Agreement, dated as of December 22, 2010, among UBS AG, Stamford Branch, in its capacity as ABL Agent and Deutsche Bank AG New York Branch, in its capacity as Note Agent, incorporated by reference to Exhibit 10.7.1 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.6†
Employment Agreement, dated as of May 23, 2011, by and between John Williamson, Atkore International, Inc. and Atkore International Group Inc., incorporated by reference to Exhibit 10.12 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.7†
Offer Letter, dated December 7, 2011, by and between Atkore International, Inc. and Kevin P. Fitzpatrick, incorporated by reference to Exhibit 10.22 to AIH’s Annual Report on Form 10-K for the year ended September 28, 2012.

10.8†
Offer Letter, dated as of February 17, 2012, by and between Atkore International, Inc. and James A. Mallak, incorporated by reference to Exhibit 10.1 to AIH’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.

10.9†
Severance Agreement, dated November 17, 2014, by and between Atkore International, Inc. and Kevin P. Fitzpatrick, incorporated by reference to Exhibit 10.15 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.10†
Severance Agreement, dated November 17, 2014, by and between Atkore International, Inc. and James A. Mallak, incorporated by reference to Exhibit 10.16 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on April 15, 2016.

10.11†	Severance Policy, dated May 9, 2012, incorporated by reference to Exhibit 10.21 to AIH’s Annual Report on Form 10-K for the year ended September 23, 2012.

10.12†	Atkore International Group Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.15 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.13†	Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.16 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.14†	Form of Employee Stock Subscription Agreement (Purchased Shares), incorporated by reference to Exhibit 10.17 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.15†	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.25 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.15.1*	Schedule of Signatories to a Director Indemnification Agreement.

10.16†	Atkore International Group Inc. Annual Incentive Plan, incorporated by reference to Exhibit 10.26 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.17†	Atkore International Group Inc. 2016 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.27 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 31, 2016.

10.17.1†
Form of Employee Stock Option Agreement under the 2016 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.28.1 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.17.2†
Form of Employee Restricted Stock Agreement under the 2016 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.28.2 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.18†
Atkore International Group Inc. Non-Employee Director Compensation Program, incorporated by reference to Exhibit 10.29 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.19†
Form of Director Restricted Stock Unit Agreement under the 2016 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.30 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.2
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

10.21
Indemnification Agreement, dated as of December 22, 2010 among Atkore International Group Inc., Atkore International Holdings Inc., Atkore International Inc., Tyco International Ltd., Tyco International Holding S.à.r.l. and Tyco International Management Company, LLC, incorporated by reference to Exhibit 10.5 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.22
Stockholders Agreement, dated as of June 10, 2016, by and among Atkore International Group Inc. and CD&R Allied Holdings, L.P., incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q filed on August 2, 2016.

10.23
Registration Rights Agreement, dated as of June 9, 2016, by and among Atkore International Group Inc. and CD&R Allied Holdings, L.P., incorporated by reference to Exhibit 10.2 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q filed on August 2, 2016.

10.24†
Form of Employee Stock Option Agreement under the Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, as amended.

10.25†
Form of Employee Restricted Stock Agreement under the Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, as amended.

10.26†
Form of Employee Performance Share Agreement under the Omnibus Incentive Plan, incorporated by reference to Exhibit 10.5 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, as amended.

10.27†
Severance and Retention Policy for Senior Management, effective July 10, 2017, incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

21.1*	List of Subsidiaries of Atkore International Group Inc. as of September 30, 2017.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer of Atkore International Group Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Atkore International Group Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	November 29, 2017	By:	/s/ James A. Mallak
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 29, 2017	By:	/s/ Philip W. Knisely
			Name:	Philip W. Knisely
			Title:	Director and Chairman of the Board

Date:	November 29, 2017	By:	/s/ John P. Williamson
			Name:	John P. Williamson
			Title:	President and Chief Executive Officer, Director (Principal Executive Officer)

Date:	November 29, 2017	By:	/s/ James A. Mallak
			Name:	James A. Mallak
			Title:	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 29, 2017	By:	/s/ James G. Berges
			Name:	James G. Berges
			Title:	Director

Date:	November 29, 2017	By:	/s/ Jeri L. Isbell
			Name:	Jeri L. Isbell
			Title:	Director

Date:	November 29, 2017	By:	/s/ Wilbert W. James Jr.
			Name:	Wilbert W. James Jr.
			Title:	Director

Date:	November 29, 2017	By:	/s/ Justin A. Kershaw
			Name:	Justin A. Kershaw
			Title:	Director

Date:	November 29, 2017	By:	/s/ Scott H. Muse
			Name:	Scott H. Muse
			Title:	Director

Date:	November 29, 2017	By:	/s/ Nathan K. Sleeper
			Name:	Nathan K. Sleeper
			Title:	Director

Date:	November 29, 2017	By:	/s/ William VanArsdale
			Name:	William VanArsdale
			Title:	Director

Date:	November 29, 2017	By:	/s/ A. Mark Zeffiro
			Name:	A. Mark Zeffiro
			Title:	Director

Date:	November 29, 2017	By:	/s/ Jonathan L. Zrebiec
			Name:	Jonathan L. Zrebiec
			Title:	Director

SCHEDULE I
ATKORE INTERNATIONAL GROUP INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2017	September 30, 2016
Assets
Investment in subsidiary	$360,871	$257,246
Total Assets	360,871	257,246
Liabilities and Equity
Total Liabilities	$—	$—
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 63,305,434 and 62,458,367 shares issued and outstanding, respectively	$634	$626
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively	(2,580)	(2,580)
Additional paid-in capital	423,232	398,292
Accumulated deficit	(42,433)	(113,142)
Accumulated other comprehensive loss	(17,982)	(25,950)
Total Equity	360,871	257,246
Total Liabilities and Equity	$360,871	$257,246

See Notes to Financial Statements

SCHEDULE I
ATKORE INTERNATIONAL GROUP INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands)	September 30, 2017	September 30, 2016	September 25, 2015
Equity in net income (loss) of subsidiary	$84,639	$58,796	$(4,955)
Net income (loss)	84,639	58,796	(4,955)
Other comprehensive income (loss) of subsidiary, net of tax	7,968	(4,917)	(14,403)
Comprehensive income (loss)	$92,607	$53,879	$(19,358)
See Notes to Financial Statements

SCHEDULE I
ATKORE INTERNATIONAL GROUP INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	September 30, 2017	September 30, 2016	September 25, 2015
Cash Flows from Operating Activities:
Net cash provided by operating activities	$—	$—	$—

Cash Flows from Investing Activities:
Distribution received from subsidiary	13,938	—	882
Distribution paid to subsidiary	(12,168)	(52)	(49)
Net cash provided by (used in) investing activities	1,770	(52)	833

Cash Flows from Financing Activities:
Issuance of common shares	12,168	52	49
Repurchase of common shares	(13,938)	—	(882)
Net cash (used in) provided by financing activities	(1,770)	52	(833)

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—
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
On November 9, 2010, Tyco announced that it had entered into an agreement to sell a majority interest in TEMP to CD&R Allied Holdings, L.P. (the "CD&R Investor), an affiliate of the private equity firm Clayton Dubilier & Rice, LLC ("CD&R"). On December 22, 2010, the transaction was completed and CD&R acquired shares of a newly created class of cumulative convertible preferred stock (the "Preferred Stock") of the Company. The Preferred Stock initially represented 51% of the Company's outstanding capital stock (on an as-converted basis). On December 22, 2010, the Company also issued common stock (the "Common Stock") to Tyco's wholly owned subsidiary, Tyco International Holding S.à.r.l. ("Tyco Seller"), that initially represented the remaining 49% of the Company's outstanding capital stock. Subsequent to December 22, 2010, the Company has operated as an independent, stand-alone entity.
On March 6, 2014, the Company entered into a non-binding letter of intent (the "Letter of Intent") with Tyco for the acquisition (the "Acquisition") of 40.3 million shares of Common Stock held by Tyco Seller. On April 9, 2014, the Company paid $250,000 to Tyco Seller to redeem the shares, which were subsequently retired. The Company paid $2,000 of expenses related to the share redemption.
In a separate transaction on the same date, the CD&R Investor converted its Preferred Stock and accumulated Preferred Dividends into Common Stock. As a result, Common Stock is the Company's sole issued and outstanding class of securities.
The Parent has no significant operations or assets other than its indirect ownership of the equity of AII. Accordingly, the Parent is dependent upon distributions from AII to fund its obligations. However, under the terms of the agreements governing AII's borrowings, AII's ability to pay dividends or lend to Atkore Holding or the Parent, is restricted. While certain exceptions to the paying dividends or lending funds restrictions exist, these restrictions have resulted in the restricted net assets (as defined in Rule 4-08(e)(3) of Regulation S-X) of the Company's subsidiaries exceeding 25% of the consolidated net assets of the Company and its subsidiaries. Atkore Holding has no obligations to pay dividends to the Parent except to pay specified amounts to Parent in order to fund the payment of the Parent's tax obligations.
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
3. Dividends and Distributions from Subsidiaries
The Company received distributions of $13,938, $0, and $882 from its subsidiaries for the years ended September 30, 2017, September 30, 2016 and September 25, 2015, respectively. The distributions received in fiscal 2017 were used to repurchase shares of the Company's common stock. These dividends were permissible under an exception to the net asset restrictions of the agreements governing AII's borrowings, which allow for dividend payments from AII to AIH or the Parent for the purpose of repurchasing shares of Parent's common stock.
4. Common Stock Split
On May 27, 2016, the Company filed a Certificate of Amendment to amend and restate the Company's Certificate of Incorporation in the State of Delaware, effecting a 1.37-for-1 common stock split. All applicable share data, per share amounts and related information in the consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the 1.37-for-1 common stock split.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additions Charged to Income	Write offs and Other	Balance at End of Year
Accounts Receivable Allowance for Doubtful Accounts:
For the fiscal year ended:
2017	$(1,006)	(243)	10	$(1,239)
2016	$(1,173)	(426)	593	$(1,006)
2015	$(1,986)	560	253	$(1,173)

Deferred Tax Valuation Allowance:
For the fiscal year ended:
2017	$(8,658)	(1,164)	310	$(9,512)
2016	$(7,532)	(2,604)	1,478	$(8,658)
2015	$(7,708)	(1,107)	1,283	$(7,532)