Form 10-Q
period 2017-12-29
Atkore International Group Inc.
filed 2018-02-06
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2017
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of January 26, 2018, there were 63,607,047 shares of the registrant's common stock, $0.01 par value per share, outstanding.

1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended
(in thousands, except per share data)	Note	December 29, 2017	December 30, 2016 As Adjusted*
Net sales		$414,558	$337,591
Cost of sales		317,691	245,926
Gross profit		96,867	91,665
Selling, general and administrative		51,595	43,928
Intangible asset amortization	11	8,687	5,589
Operating income		36,585	42,148
Interest expense, net		6,594	9,830
Loss on extinguishment of debt		—	9,805
Other expense (income), net	5	286	(376)
Income before income taxes		29,705	22,889
Income tax expense	6	2,516	5,507
Net income		$27,189	$17,382

Weighted-Average Common Shares Outstanding
Basic	7	63,316	62,642
Diluted	7	65,989	65,920
Net income per share
Basic	7	$0.43	$0.28
Diluted	7	$0.41	$0.26
 * Adjusted due to the adoption of ASU 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information.
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended
(in thousands)	Note	December 29, 2017	December 30, 2016
Net income		$27,189	$17,382
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment		331	(1,900)
Change in unrecognized loss related to pension benefit plans	3	65	326
Total other comprehensive income (loss)	8	396	(1,574)
Comprehensive income		$27,585	$15,808
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	December 29, 2017	September 30, 2017
Assets
Current Assets:
Cash and cash equivalents		$39,761	$45,718
Accounts receivable, less allowance for doubtful accounts of $1,230 and $1,239, respectively		203,733	224,427
Inventories, net	9	203,841	200,003
Prepaid expenses and other current assets		23,216	35,611
Total current assets		470,551	505,759
Property, plant and equipment, net	10	207,487	208,619
Intangible assets, net	11	337,067	344,289
Goodwill	11	148,061	147,716
Deferred income taxes	6	1,881	1,657
Non-trade receivables		7,004	7,052
Total Assets		$1,172,051	$1,215,092
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	12	$4,215	$4,215
Accounts payable		116,747	125,618
Income tax payable		2,218	2,581
Accrued compensation and employee benefits		18,365	26,387
Other current liabilities		50,554	53,036
Total current liabilities		192,099	211,837
Long-term debt	12	527,802	571,863
Deferred income taxes	6	12,191	17,464
Other long-term tax liabilities		6,771	6,771
Pension liabilities		24,600	25,239
Other long-term liabilities		19,920	21,047
Total Liabilities		783,383	854,221
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 63,519,172 and 63,305,434 shares issued and outstanding, respectively		636	634
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		430,118	423,232
Accumulated deficit		(21,920)	(42,433)
Accumulated other comprehensive loss	8	(17,586)	(17,982)
Total Equity		388,668	360,871
Total Liabilities and Equity		$1,172,051	$1,215,092
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three months ended
(in thousands)	Note	December 29, 2017	December 30, 2016
Operating activities:
Net income		$27,189	$17,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		17,210	13,628
Deferred income taxes	6	(5,334)	(357)
Loss on extinguishment of debt		—	9,805
Stock-based compensation expense		3,564	2,720
Other adjustments to net income		1,559	1,831
Changes in operating assets and liabilities, net of effects from purchase price adjustments
Accounts receivable		19,967	31,957
Inventories	9	(5,396)	(18,615)
Other, net		(9,819)	(26,182)
Net cash provided by operating activities		48,940	32,169
Investing activities:
Capital expenditures		(8,235)	(3,964)
Proceeds from sale of assets held for sale		—	3,024
Other, net		784	14
Net cash used for investing activities		(7,451)	(926)
Financing activities:
Borrowings under credit facility	12	204,000	—
Repayments under credit facility	12	(247,000)	—
Repayments of short-term debt	12	(1,250)	(4,200)
Repayments of long-term debt	12	—	(637,350)
Issuance of long-term debt	12	—	498,750
Payment for debt financing costs and fees		—	(4,294)
Issuance of common stock		3,314	4,680
Repurchase of common stock		(6,681)	—
Other, net		(48)	—
Net cash used for financing activities		(47,665)	(142,414)
Effects of foreign exchange rate changes on cash and cash equivalents		219	(1,135)
Decrease in cash and cash equivalents		(5,957)	(112,306)
Cash and cash equivalents at beginning of period		45,718	200,279
Cash and cash equivalents at end of period		$39,761	$87,973
Supplementary Cash Flow information
Capital expenditures, not yet paid		$615	$173
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

Atkore was incorporated in the State of Delaware on November 4, 2010. Atkore is the sole stockholder of Atkore International Holdings Inc. ("AIH"), which in turn is the sole stockholder of Atkore International, Inc. ("AII").

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These unaudited condensed consolidated financial statements have been prepared in accordance with the Company's accounting policies and on the same basis as those financial statements included in the Company's latest Annual Report on Form 10-K for the year ended September 30, 2017 filed with the U.S. Securities and Exchange Commission (the "SEC") on November 29, 2017, and should be read in conjunction with those consolidated financial statements and the notes thereto. Certain information and disclosures normally included in the Company's annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

See Note 13, ''Fair Value Measurements'' for further detail.

Recent Accounting Pronouncements

A summary of recently adopted accounting guidance are as follows. Adoption dates are on the first day of the fiscal year indicated below, unless otherwise specified.

ASU	Description of ASU	Impact to Atkore	Note	Adoption Date
2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost	The ASU requires an entity to report the service cost component of pension cost and postretirement benefit cost as compensation expense during the employee's service period. The other components of net periodic pension benefit costs will be presented outside a subtotal of income from operations.	Prior to the adoption of ASU 2017-07, pension costs were reported as cost of sales and selling, general and administrative expenses on the Company's condensed consolidated statements of income. As a result of the early adoption of ASU 2017-07, the Company reclassified $376 from operating income to other expense (income), net on the condensed consolidated statements of operations for the three months ended December 30, 2016.	3	2018
2017-09 Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting	The ASU does not require an entity to apply modification accounting if the fair value, vesting conditions and classification of the awards do not change.	No material impact on the consolidated financial statements.		2018

A summary of accounting guidance not yet adopted are as follows:

ASU	Description of ASU	Impact to Atkore	Effective Date
2014-09 Revenue from Contracts with Customers
The ASU provides guidance for revenue recognition. The update's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The update provides for two transition methods to the new guidance: a full retrospective approach and a modified retrospective approach.
		The Company is currently in the process of completing its initial analysis and performing detailed reviews of significant contracts to determine if any adjustments will be necessary to existing accounting policies, and to support an evaluation of the impact on its results of operations and financial condition. The Company expects to adopt the new standard using the modified retrospective approach, under which the cumulative effect of initially applying the guidance is recognized as an adjustment to the opening balance of retained earnings in the first quarter of 2019.	2019

2. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers.

The Company acquired all of the outstanding stock of Calpipe Industries, LLC ("Calpipe") on September 29, 2017 and Flexicon Limited ("Flexicon") on September 1, 2017. On May 18, 2017, Unistrut, Ltd, a wholly-owned indirect subsidiary of the Company acquired all of the outstanding stock of Marco Cable Management ("Marco").

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The following table summarizes the Level 3 fair values assigned to the net assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Calpipe Industries, Inc.	Other	Total
Fair value of consideration transferred:
Cash consideration	$110,155	$87,649	$197,804
Purchase price payable	2,278	—	2,278
Settlement of pre-existing relationship	(382)	—	(382)
Total consideration transferred	112,051	87,649	199,700
Fair value of assets acquired and liabilities assumed:
Cash	5,051	8,830	13,881
Accounts receivable	10,918	7,588	18,506
Inventories	20,319	7,222	27,541
Intangible assets	62,720	48,476	111,196
Fixed assets	3,665	8,286	11,951
Accounts payable	(1,601)	(1,550)	(3,151)
Other	(8,213)	(3,714)	(11,927)
Net assets acquired	92,859	75,138	167,997
Excess purchase price attributed to goodwill acquired	$19,192	$12,511	$31,703

The following table summarizes the fair value of intangible assets as of the acquisition dates:

	Calpipe Industries, Inc.		Other
($ in thousands)	Fair Value	Weighted Average Useful Life (Years)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$56,124	10	$45,411	10
Other	6,596	10	3,065	6
Total intangible assets	$62,720	10	$48,476	10

The purchase price allocation, intangible asset values and related estimates of useful lives for Calpipe and Flexicon are preliminary, as the Company is finalizing its fair value estimates of intangible assets, fixed assets and working capital items.

3. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number a noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans are frozen, whereby participants no longer accrue credited service. The net periodic benefit cost was as follows:

		Three months ended
(in thousands)	Note	December 29, 2017	December 30, 2016
Service cost		$—	$512
Interest cost	5	1,024	948
Expected return on plan assets	5	(1,604)	(1,650)
Amortization of actuarial loss	5	86	326
Net periodic benefit cost		$(494)	$136

During fiscal 2018, the Company adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU requires all pension costs, with the exception of service costs, to be included as a component of non-operating income on the Company's condensed consolidated statements of operations. Prior to the adoption of ASU 2017-07, pension costs were reported as cost of sales and selling, general and administrative expenses on the Company's condensed consolidated statements of income. As a result of the early adoption of ASU 2017-07, the Company reclassified $376 from operating income to other expense (income), net on the condensed consolidated statements of operations for the three months ended December 30, 2016. Prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated financial statements.

4. RESTRUCTURING CHARGES

The liability for restructuring reserves is included within other current liabilities in the Company's condensed consolidated balance sheets as follows:

	Electrical Raceway		MP&S		Other/Corporate
(in thousands)	Severance	Other	Severance	Other	Severance	Other	Total
Balance as of September 30, 2016	$841	$—	$—	$539	$—	$—	$1,380
Charges	527	439	422	63	71	—	1,522
Utilization	(917)	(209)	(166)	(556)	(71)	—	(1,919)
Reversal	—	(230)	—	(36)	—	—	(266)
Exchange rate effects	(2)	—	22	—	—	—	20
Balance as of September 30, 2017	449	—	278	10	—	—	737
Charges	—	408	27	—	—	—	435
Utilization	(71)	(168)	(126)	(10)	—	—	(375)
Reversal	—	—	(173)	—	—	—	(173)
Exchange rate effects	6	—	(6)	—	—	—	—
Balance as of December 29, 2017	$384	$240	$—	$—	$—	$—	$624

The Company expects to utilize all restructuring accruals as of December 29, 2017 within the next twelve months. The net restructuring charges included as a component of selling, general and administrative expenses in the Company's condensed consolidated statements of operations were as follows:

	Three months ended
(in thousands)	December 29, 2017	December 30, 2016
Total restructuring charges, net	$262	$389

5. OTHER EXPENSE (INCOME), NET

Other expense (income), net consisted of the following:

	Three months ended
(in thousands)	December 29, 2017	December 30, 2016 As Adjusted*
Undesignated foreign currency derivate instruments	$1,224	$—
Foreign exchange gain on intercompany loans	(444)	—
Pension-related benefits	(494)	(376)
Other expense (income), net	$286	$(376)

 * Adjusted due to the adoption of ASU 2017-07. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information.

6. INCOME TAXES

On December 22, 2017, "H.R.1," also known as the "Tax Cuts and Jobs Act," was signed into law. H.R.1 provides for significant changes to corporate taxation including, but not limited to, a reduction of the federal corporate tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, full expensing of the costs of qualified property in the period of acquisition and the elimination of the domestic production activities deduction. The legislation also adopts a new quasi-territorial tax regime and imposes a one-time transition tax on deemed repatriated earnings of certain foreign subsidiaries.

The Company has estimated the impact of the new legislation on its financial position based on information currently available and will continue to assess the impact as the year progresses and additional guidance is received. As a fiscal year filer, the Company will have a blended federal statutory rate of 24.5% for fiscal year 2018, in accordance with rules described in Section 15 of the Internal Revenue Code, and a federal statutory rate of 21.0% for fiscal year 2019 and following years. The value of the Company’s net deferred tax liability on the balance sheet will decrease as a result of the newly enacted tax rates, creating a one-time tax benefit to the Company; the preliminary analysis of the impact, using December 29, 2017 values, is an estimated decrease to the net deferred tax liability of $4,758, which is recognized as a discrete item during the three months ended December 29, 2017. The Company has an accumulated earnings and profit deficit in the foreign jurisdictions in which it operates. As a result, it does not anticipate an income tax liability from the one-time transition tax on the deemed repatriation of its foreign earnings. The net tax expense is based on provisional amounts and the Company's current best estimates. Any adjustments recorded to the provisional amounts through the first quarter of fiscal 2019 will be included in income from operations as an adjustment to tax expense (benefit) on the Company's condensed consolidated statements of operations. The provisional amounts incorporate assumptions made based upon the Company's current interpretation of H.R.1 and may change as the Company receives additional clarification and implementation guidance.

For the three months ended December 29, 2017 and December 30, 2016, the Company's effective tax rate attributable to income before income taxes was 8.5% and 24.1%, respectively. For the three months ended December 29, 2017 and December 30, 2016, the Company's income tax expense was $2,516 and $5,507, respectively. The decrease in the effective tax rate was primarily due to the one-time tax benefit of the revaluation of the Company's deferred tax liabilities as a result of the enactment of H.R.1.

The Company has recorded a valuation allowance against net operating losses in certain foreign jurisdictions. A valuation allowance is recorded when it is determined to be more likely than not that deferred tax assets will not be fully realized in the foreseeable future. The realization of deferred tax assets is dependent upon whether the Company can generate future taxable income of appropriate character in the relevant jurisdiction to utilize the assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods.

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

For the three months ended December 29, 2017, the Company made no additional provision for U.S. or non-U.S. income taxes for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as the investments are essentially permanent in duration.

7. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period, adjusted to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued. The dilutive effect of stock options, performance stock units and restricted stock units ("RSU's") are reflected in diluted earnings per share by applying the treasury stock method. There are no other potentially dilutive instruments outstanding. Performance shares were excluded from the calculation of diluted shares since none of the performance or market conditions were met for the periods presented. Holders of certain stock-based compensation awards are eligible to receive dividends, requiring the Company to use the two-class method. Net income allocated to participating securities was not significant for the periods presented below.

	Three months ended
(in thousands, except per share data)	December 29, 2017	December 30, 2016
Basic:
Net income	$27,189	$17,382
Weighted-average shares outstanding	63,316	62,642
Basic earnings per share	$0.43	$0.28

Diluted:
Net income	$27,189	$17,382
Weighted-average shares outstanding - basic	63,316	62,642
Effect of dilutive securities: Stock compensation plans(1)	2,673	3,278
Weighted-average shares outstanding - diluted	65,989	65,920
Diluted earnings per share	$0.41	$0.26

(1) Stock options to purchase approximately 0.4 million shares of common stock were outstanding during the three months ended December 29, 2017, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

Stock options to purchase approximately 3.3 million shares of common stock were outstanding during the three months ended December 30, 2016, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component, net of tax:

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2017	$(10,445)	$(7,537)	$(17,982)
Other comprehensive income before reclassifications	—	331	331
Amounts reclassified from accumulated other comprehensive loss	65	—	65
Net current period other comprehensive income	65	331	396
Balance as of December 29, 2017	$(10,380)	$(7,206)	$(17,586)

9. INVENTORIES, NET

A majority of the Company's inventories are recorded at the lower of cost (primarily last in, first out, or "LIFO") or market. Approximately 77% and 75% of the Company's inventories were valued at the lower of LIFO cost or market at December 29, 2017 and September 30, 2017, respectively. Interim LIFO determinations, including those at December 29, 2017, are based on management's estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	December 29, 2017	September 30, 2017
Purchased materials and manufactured parts, net	$46,875	$49,168
Work in process, net	20,398	17,598
Finished goods, net	136,568	133,237
Inventories, net	$203,841	$200,003

Total inventories would be $7,190 and $4,915 higher than reported as of December 29, 2017 and September 30, 2017, respectively, if the first-in, first-out method was used for all inventories. As of December 29, 2017 and September 30, 2017, the excess and obsolete inventory reserve was $8,512 and $8,432, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

As of December 29, 2017 and September 30, 2017, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	December 29, 2017	September 30, 2017
Land	$13,295	$13,296
Buildings and related improvements	105,290	105,154
Machinery and equipment	266,106	263,575
Leasehold improvements	6,808	6,744
Construction in progress	18,443	16,160
Property, plant and equipment	409,942	404,929
Accumulated depreciation	(202,455)	(196,310)
Property, plant and equipment, net	$207,487	$208,619

Depreciation expense for the three months ended December 29, 2017 and December 30, 2016 totaled $8,523 and $8,039, respectively.

11. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical Raceway	Mechanical Products & Solutions	Total
Balance as of October 1, 2017	$108,528	$39,188	$147,716
Purchase price adjustments	227	—	227
Exchange rate effects	118	—	118
Balance as of December 29, 2017	$108,873	$39,188	$148,061

Goodwill acquired from the Calpipe and Flexicon acquisitions is based on a preliminary purchase price allocations and is subject to final valuations of intangible assets, fixed assets and working capital items. See Note 2, ''Acquisitions'' to our unaudited condensed consolidated financial statements. Goodwill balances as of October 1, 2017 and December 29, 2017 include $3,924 and $43,000 of accumulated impairment losses within the Electrical Raceway and MP&S segments, respectively.

The Company assesses the recoverability of goodwill and indefinite-lived trade names on an annual basis in accordance with Accounting Standards Codification ("ASC") 350, "Intangibles - Goodwill and Other." The measurement date is the first day of the fourth fiscal quarter, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or the respective indefinite-lived trade name is less than the carrying value. During the three months ended December 29, 2017, there were no such events or circumstances; therefore, the Company did not perform a test to assess the recoverability of goodwill or indefinite-lived trade names.

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible assets:

		December 29, 2017			September 30, 2017
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	12	$352,829	$(126,062)	$226,767	$350,129	$(118,273)	$231,856
Other	7	26,604	(10,184)	16,420	27,819	(9,266)	18,553
Total		379,433	(136,246)	243,187	377,948	(127,539)	250,409
Indefinite-lived intangible assets:
Trade names		93,880	—	93,880	93,880	—	93,880
Total		$473,313	$(136,246)	$337,067	$471,828	$(127,539)	$344,289

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs.     Amortization expense for the three months ended December 29, 2017 and December 30, 2016 was $8,687 and $5,589, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2018 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2018	$24,754
2019	33,254
2020	32,769
2021	31,200
2022	30,377
2023	30,134
Thereafter	60,699

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

12. DEBT

Debt as of December 29, 2017 and September 30, 2017 was as follows:

(in thousands)	December 29, 2017	September 30, 2017
First Lien Term Loan Facility due December 22, 2023	$493,928	$495,134
ABL Credit Facility	42,000	85,000
Deferred financing costs	(4,299)	(4,496)
Other	388	440
Total debt	$532,017	$576,078
Less: Current portion	4,215	4,215
Long-term debt	$527,802	$571,863

The asset based credit facility ("ABL Credit Facility") has aggregate commitments of $325,000 and is guaranteed by AIH and the U.S. operating companies owned by AII. AII's availability under the ABL Credit Facility was $206,706 and $172,994 as of December 29, 2017 and September 30, 2017, respectively.

13. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company uses forward currency contracts to hedge the effects of foreign exchange relating to certain of the Company’s intercompany receivables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from six months to five years. Short-term forward currency contracts are recorded in other current liabilities and long-term forward currency contracts are recorded in other long-term liabilities in the condensed consolidated balance sheet. The fair value gains and losses are included in other expense (income), net within the condensed consolidated statements of operations. See Note 5, ''Other Expense (Income), net'' for further detail.

The total notional amount of undesignated forward currency contracts were £50.8 million and £52.6 million as of December 29, 2017 and September 30, 2017, respectively. Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the Company's assets and liabilities measured at fair value:

	December 29, 2017			September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$47	$—	$—	$571	$—	$—
Liabilities
Forward currency contracts	—	4,160	—	—	2,936	—

The Company's remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	December 29, 2017		September 30, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan Facility due December 22, 2023	$495,000	$497,673	$496,250	$498,979

In determining the approximate fair value of its long-term debt, the Company used the trading value among financial institutions, which were classified within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

14. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of December 29, 2017, such obligations were $180,065 for the rest of fiscal year 2018, $1,871 for fiscal year 2019 and $8 thereafter. These amounts represent open purchase orders for materials used in production.

Legal Contingencies — The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd., including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company's total product liability reserves for Special Products Claims and other product liability matters were $4,973 and $5,872 as of December 29, 2017 and September 30, 2017, respectively. As of December 29, 2017, the Company believes that the range of probable losses for Special Products Claims and other product liabilities is between $3,000 and $10,000.

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

During fiscal 2017, the U.S. Department of Commerce ruled on a scope request in relation to an Antidumping Duty Order for Malleable Iron Pipe Fittings from China. The ruling subjects certain of the Company's imports of conduit fittings within the Atkore Steel Components Inc. business (acquired in November 2014) to antidumping duties, which are incremental to the duties previously paid upon importation. The Company is appealing the scope decision and established an accrual of $7,501 during second quarter of fiscal 2017 for the related contingent liability with the related expense recorded in selling, general and administrative in the Company's condensed consolidated statements of operations which covers the post-acquisition period through the date of the scope ruling.

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

15. GUARANTEES

The Company has outstanding letters of credit totaling $8,560 supporting workers' compensation and general liability insurance policies as of December 29, 2017. The Company also has surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $33,200 as of December 29, 2017.

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

Through its Electrical Raceway segment, the Company manufactures products that deploy, isolate and protect a structure's electrical circuitry from the original power source to the final outlet. These products, which include electrical conduit, armored cable, cable trays, mounting systems and fittings, are critical components of the electrical infrastructure for new construction and maintenance, repair and remodel markets. The vast majority of the Company's Electrical Raceway Net sales are made to electrical distributors, who then serve electrical contractors, and the Company considers both to be customers.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the sum of income before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, loss (gain) on extinguishment of debt, restructuring and impairments, stock-based compensation, consulting fees, multi-employer pension withdrawal, certain legal matters, transaction costs, gain on sale of joint venture and other items, such as inventory reserves and adjustments and realized or unrealized gain (loss) on foreign currency transactions.

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

	Three months ended
	December 29, 2017			December 30, 2016
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$316,005	$518	$56,160	$241,939	$446	$42,117
MP&S	98,553	21	$10,809	95,652	29	$15,781
Eliminations	—	(539)		—	(475)
Consolidated operations	$414,558	$—		$337,591	$—

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Three months ended
(in thousands)	December 29, 2017	December 30, 2016
Operating segment Adjusted EBITDA
Electrical Raceway	$56,160	$42,117
MP&S	10,809	15,781
Total	66,969	57,898
Unallocated expenses (a)	(8,482)	(8,007)
Interest expense, net	(6,594)	(9,830)
Depreciation and amortization	(17,210)	(13,628)
Loss on extinguishment of debt	—	(9,805)
Restructuring and impairments	(262)	(389)
Stock-based compensation	(3,564)	(2,720)
Transaction costs	(645)	(1,560)
Other	(507)	10,930
Income before income taxes	$29,705	$22,889

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.

17. SUBSEQUENT EVENTS

On January 8, 2018, the Company acquired the assets of Communications Integrators, Inc. ("Cii"), a manufacturer of modular, prefabricated power, voice and data distribution systems located in Tempe, Arizona.

On February 2, 2018, the Company completed a stock repurchase transaction whereby the Company repurchased from CD&R Allied Holdings, L.P. (the "CD&R Investor"), a related party, approximately 17.2 million shares of the Company's common stock, par value $0.01 per share, at a per share price equal to $21.77, which approximated fair value on the date of pricing for a total purchase price of approximately $375 million, subject to the terms and conditions set forth in the stock purchase agreement. As a result of the stock repurchase transaction, the CD&R Investor ownership decreased to approximately 29%.

On February 2, 2018, the Company borrowed an incremental $425 million under the First Lien Term Loan Facility at an interest rate of LIBOR plus 2.75%. Under this financing transaction, the interest rate on the pre-existing First Lien Term Loan Facility was also reduced to LIBOR plus 2.75%. The Company used proceeds from the incremental borrowing to i) repurchase common shares from the CD&R Investor, ii) repay all outstanding loans under the ABL Credit Facility and iii) pay related fees and expenses.

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

Recent Events

On January 8, 2018, the Company acquired the assets of Communications Integrators, Inc. ("Cii"), a manufacturer of modular, prefabricated power, voice and data distribution systems located in Tempe, Arizona.

On February 2, 2018, the Company completed a stock repurchase transaction whereby the Company repurchased from CD&R Allied Holdings, L.P. (the "CD&R Investor"), a related party, approximately 17.2 million shares of the Company's common stock, par value $0.01 per share, at a per share price equal to $21.77, which approximated fair value on the date of pricing for a total purchase price of approximately $375 million, subject to the terms and conditions set forth in the stock purchase agreement. As a result of the stock repurchase transaction, the CD&R Investor ownership decreased to approximately 29%.

On February 2, 2018, the Company borrowed an incremental $425 million under the First Lien Term Loan Facility at an interest rate of LIBOR plus 2.75%. Under this financing transaction, the interest rate on the pre-existing First Lien Term Loan Facility was also reduced to LIBOR plus 2.75%. The Company used proceeds from the incremental borrowing to i) repurchase common shares from the CD&R Investor, ii) repay all outstanding loans under the ABL Credit Facility and iii) pay related fees and expenses.
U.S. Federal Income Tax Reform
On December 22, 2017, Congress enacted H.R. 1, which reforms major aspects of the U.S. federal income tax law affecting the Company. See Note 6, ''Income Taxes'' to the Company's unaudited condensed consolidated financial statements and Item 1A. Risk Factors for additional information.
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

We define Adjusted EBITDA as net income (loss) before: depreciation and amortization, interest expense, net, loss (gain) on extinguishment of debt, income tax expense (benefit), restructuring and impairments, stock-based compensation, consulting fees, multi-employer pension withdrawal, certain legal matters, transaction costs, gain on sale of joint venture and other items, such as inventory reserves and adjustments and realized or unrealized gain (loss) on foreign currency transactions. We believe Adjusted EBITDA, when presented in conjunction with comparable accounting principles generally accepted in the United States of America ("GAAP") measures, is useful for investors because management uses Adjusted EBITDA as a profitability measure in evaluating the performance of our business.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the three months ended December 29, 2017 and December 30, 2016:

	Three months ended
(in thousands)	December 29, 2017	December 30, 2016
Net income	$27,189	$17,382
Interest expense, net	6,594	9,830
Income tax expense	2,516	5,507
Depreciation and amortization	17,210	13,628
Loss on extinguishment of debt	—	9,805
Restructuring and impairments (a)	262	389
Stock-based compensation (b)	3,564	2,720
Transaction costs (c)	645	1,560
Other (d)	507	(10,930)
Adjusted EBITDA	$58,487	$49,891

(a) Restructuring amounts represent exit or disposal costs including termination benefits and facility closure costs. Impairment amounts represent write-downs of goodwill, intangible assets and/or long-lived assets. See Note 4, ''Restructuring Charges'' to our unaudited condensed consolidated financial statements for further detail.
(b) Represents stock-based compensation expenses related to stock option awards, performance stock awards and restricted stock awards.
(c) Represents expenses related to our acquisition and divestiture-related activities. See Note 2, ''Acquisitions'' to our unaudited condensed consolidated financial statements for further detail.
(d) Represents other items, such as inventory reserves and adjustments, realized or unrealized gain (loss) on foreign currency transactions and release of certain indemnified uncertain tax positions.

Results of Operations

The results of operations for the three months ended December 29, 2017 and December 30, 2016 were as follows:

	Three months ended
($ in thousands)	December 29, 2017	December 30, 2016 As Adjusted*	Change	% Change
Net sales	$414,558	$337,591	$76,967	22.8%
Cost of sales	317,691	245,926	71,765	29.2%
Gross profit	96,867	91,665	5,202	5.7%
Selling, general and administrative	51,595	43,928	7,667	17.5%
Intangible asset amortization	8,687	5,589	3,098	55.4%
Operating income	36,585	42,148	(5,563)	(13.2)%
Interest expense, net	6,594	9,830	(3,236)	(32.9)%
Loss on extinguishment of debt	—	9,805	(9,805)	(100.0)%
Other expense (income), net	286	(376)	662	**
Income before income taxes	29,705	22,889	6,816	29.8%
Income tax expense	2,516	5,507	(2,991)	(54.3)%
Net income	$27,189	$17,382	$9,807	56.4%
Non-GAAP financial data
Adjusted EBITDA	$58,487	$49,891	$8,596	17.2%
Adjusted EBITDA Margin	14.1%	14.8%

* Adjusted due to the adoption of ASU 2017-07. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information.
** Not meaningful

Net sales

Change (%)
Volume	9.1%
Average selling prices	5.6%
Foreign exchange	0.5%
Acquisitions	7.5%
Other	0.1%
Net sales	22.8%

Net sales increased $77.0 million, or 22.8% to $414.6 million for the three months ended December 29, 2017 compared to $337.6 million for the three months ended December 30, 2016. Net sales increased $30.7 million partly due to higher volume of products sold for the metal electrical conduit and fittings, armored cable and fittings, mechanical pipe and metal framing and fittings product categories. Additionally, Net sales increased partly due to $25.2 million of higher sales from the acquisitions of Marco, Flexicon and Calpipe during the second half of fiscal 2017. Lastly, Net sales increased $19.0 million due to higher net average selling prices resulting from the pass-through of higher input costs.

Cost of sales

Change (%)
Volume	8.8%
Average input costs	10.4%
Foreign exchange	0.6%
Acquisitions	6.8%
Other	2.6%
Net sales	29.2%

Cost of sales increased by $71.8 million, or 29.2% to $317.7 million for the three months ended December 29, 2017 compared to $245.9 million for the three months ended December 30, 2016. The increase was primarily due to higher input costs of steel and copper of $25.6 million, $21.7 million due to higher volume of products sold and $16.6 million of additional costs related to acquisitions during the second half of fiscal 2017.

Selling, general and administrative

Selling, general and administrative expenses increased $7.7 million, or 17.5% to $51.6 million for the three months ended December 29, 2017 compared to $43.9 million for the three months ended December 30, 2016. The increase was primarily due to $6.3 million of higher selling, general and administrative costs resulting from the acquisitions of Marco, Flexicon and Calpipe during the second half of fiscal 2017 and higher stock-based compensation expense of $0.8 million resulting from an employee stock compensation awards granted in the first quarter of fiscal 2018, partially offset by lower transaction costs of $0.9 million resulting from costs incurred for the secondary offering during the prior-year period.

Intangible asset amortization

Intangible asset amortization expense increased $3.1 million, or 55.4% to $8.7 million for the three months ended December 29, 2017 compared to $5.6 million for the three months ended December 30, 2016 resulting from the amortization of intangible assets acquired related to the acquisitions of Marco, Flexicon and Calpipe during the second half of fiscal 2017. See Note 2, ''Acquisitions'' to our unaudited condensed consolidated financial statements for further detail.

Interest expense, net

Interest expense, net, decreased $3.2 million, or 32.9% to $6.6 million for the three months ended December 29, 2017 compared to $9.8 million for the three months ended December 30, 2016. The decrease is primarily due to our debt refinancing transactions on December 22, 2016 which resulted in lower levels of debt and lower interest rates. The transactions resulted in lower interest expense by $3.5 million. The decrease in interest expense was partially offset by higher interest expense of $0.5 million related to our borrowings against the ABL credit facility. See Note 12, ''Debt'' to our unaudited condensed consolidated financial statements for further detail.

Loss on extinguishment of debt

The $9.8 million loss on extinguishment of debt in the three months ended December 30, 2016 related to the December 22, 2016 redemption of a portion of the Second Lien Term Loan Facility. There was no loss on extinguishment of debt during the three months ended December 29, 2017.

Other expense (income), net

Other expense (income), net increased $0.7 million to expense of $0.3 million for the three months ended December 29, 2017 compared to income of $0.4 million resulting from the unrealized loss on forward currency contracts. See Note 5, ''Other Expense (Income), net'' to our unaudited condensed consolidated financial statements for further detail.

Income tax expense

The Company's income tax rate decreased to 8.5% for the three months ended December 29, 2017 compared to 24.1% for the three months ended December 30, 2016. The decrease in the effective tax rate was primarily due to the one-time tax benefit of the revaluation of the Company's net deferred tax liabilities as a result of the enactment of new tax legislation, H.R.1. on December 22, 2017.

Net income

Net income increased by $9.8 million, or 56.4% to $27.2 million for the three months ended December 29, 2017 compared to $17.4 million for the three months ended December 30, 2016 primarily due to a loss on extinguishment of debt of $9.8 million during fiscal 2017, lower interest expense of $3.2 million and lower income tax expense of $3.0 million resulting from the enactment of H.R.1, partially offset by lower operating income of $5.6 million.

Adjusted EBITDA

Adjusted EBITDA increased by $8.6 million, or 17.2% to $58.5 million for the three months ended December 29, 2017 compared to $49.9 million for the three months ended December 30, 2016. The increase was primarily due to higher volume of products sold and incremental Adjusted EBITDA from acquisitions during the second half of fiscal 2017.

Segment results

Electrical Raceway

	Three months ended
($ in thousands)	December 29, 2017	December 30, 2016	Change	% Change
Net sales	$316,523	$242,385	$74,138	30.6%
Adjusted EBITDA	$56,160	$42,117	$14,043	33.3%
Adjusted EBITDA Margin	17.7%	17.4%

Net sales

Change (%)
Volume	10.4%
Average selling prices	9.0%
Foreign exchange	0.8%
Acquisitions	10.4%
Net sales	30.6%

Net sales increased $74.1 million, or 30.6%, to $316.5 million for the three months ended December 29, 2017 compared to $242.4 million for the three months ended December 30, 2016. The increase was due primarily to $25.3 million of higher volume of products sold within the metal electrical conduit and fittings and armored cable and fittings product categories and $25.2 million of additional sales from the acquisitions of Marco, Flexicon and Calpipe during the second half of fiscal 2017. Additionally, Net sales increased $21.8 million resulting from the pass-through impact of higher input costs of copper and increased market prices within the PVC electrical conduit and fittings market.

Adjusted EBITDA

Adjusted EBITDA for the three months ended December 29, 2017 increased $14.0 million, or 33.3%, to $56.2 million from $42.1 million for the three months ended December 30, 2016. The increase was largely due to higher volume of products sold and increased market prices within the PVC electrical conduit and fittings market. Additionally, Adjusted EBITDA increased $4.9 million due to acquisitions during the second half of fiscal 2017.

Mechanical Products & Solutions

	Three months ended
($ in thousands)	December 29, 2017	December 30, 2016	Change	% Change
Net sales	$98,574	$95,681	$2,893	3.0%
Adjusted EBITDA	$10,809	$15,781	$(4,972)	(31.5)%
Adjusted EBITDA Margin	11.0%	16.5%

Net sales

Change (%)
Volume	5.6%
Average selling prices	(2.9)%
Other	0.3%
Net sales	3.0%

Net sales increased $2.9 million, or 3.0%, for the three months ended December 29, 2017 to $98.6 million compared to $95.7 million for the three months ended December 30, 2016. The increase was primarily due to $5.4 million of higher volume of products sold within the mechanical pipe and metal framing and fittings product categories partially offset by lower net average selling prices due to changes in product mix.

Adjusted EBITDA

Adjusted EBITDA decreased $5.0 million, or 31.5%, to $10.8 million for the three months ended December 29, 2017 compared to $15.8 million for the three months ended December 30, 2016. Adjusted EBITDA margins decreased to 11.0% for the three months ended December 29, 2017 compared to 16.5% for the three months ended December 30, 2016. Adjusted EBITDA decreased primarily due to higher steel and freight costs partially offset by a higher volume of lower margin products sold.

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $39.8 million as of December 29, 2017, of which $37.7 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to local country taxes if the Company were to repatriate such cash to the United States. Our cash and cash equivalents decreased $6.0 million from September 30, 2017 primarily due to the repayment of the ABL Credit Facility, partially offset by cash inflow from continuing operations.

In general, we require cash to fund working capital, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund operational needs. As of December 29, 2017, there were $42.0 million of outstanding borrowings under the ABL Credit Facility and $8.6 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $257.3 million and approximately $206.7 million was available under the ABL Credit Facility as of December 29, 2017. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

The agreements governing the First Lien Term Loan Facility and the ABL Credit Facility (collectively, the "Credit Facilities") contain covenants that limit or restrict AII's ability to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. AII has been in compliance with the covenants under the agreements for all periods presented.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Three months ended
(in thousands)	December 29, 2017	December 30, 2016
Cash flows provided by (used in):
Operating activities	$48,940	$32,169
Investing activities	(7,451)	(926)
Financing activities	(47,665)	(142,414)

Operating activities

During the three months ended December 29, 2017, $48.9 million was provided by operating activities compared to $32.2 million during the three months ended December 30, 2016. The $16.8 million increase in cash provided was primarily due to lower working capital investments resulting from fewer days of inventory on hand and a lower payout of incentive-based compensation, partially offset by an increase in days sales outstanding in accounts receivable.

Investing activities

During the three months ended December 29, 2017, the Company used $7.5 million for investing activities compared to $0.9 million during the three months ended December 30, 2016. The $6.5 million increase in cash used for investing activities is primarily due to $4.3 million of increased capital expenditures representing our enhancements of our manufacturing and distribution operations as well as replacement and maintenance of existing equipment and facilities and proceeds from sale of an investment during the three months ended December 30, 2016. There were no sales of investments during the three months ended December 29, 2017.

Financing Activities

During the three months ended December 29, 2017, the Company used $47.7 million for financing activities compared to $142.4 million provided during the three months ended December 30, 2016. The use of cash was primarily for the net repayments of $43.0 million on the ABL Credit Facility and $6.7 million of share repurchases, partially offset by the issuance of $3.3 million of common stock, net of taxes pursuant to equity compensation.

During the three months ended December 30, 2016, the Company redeemed $649.9 million of the first lien term loan facility and the second lien term loan facility, partially offset by cash provided from the net borrowing of $498.8 million under the New First Lien Term Loan Facility.

Contractual Obligations and Commitments

There were no material changes in our contractual obligations and commitments during the three months ended December 29, 2017.

Change in Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K.

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

•	our inability to continue importing raw materials, component parts and/or finished goods;

•	changes as a result of recently enacted tax reform;

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 14, ''Commitments and Contingencies'' to our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

Congress has enacted new tax legislation that that could materially impact our business.

On December 22, 2017, Congress enacted H.R. 1, which reforms major aspects of the U.S. federal income tax law affecting the Company. Some of the provisions of H.R.1 have the potential to affect the Company adversely, including but not limited to:

•
A limitation on the deductibility of U.S. interest expense, although the Company's preliminary analysis shows that interest expense of the Company would have to increase substantially, or the Company's earnings would have to decrease significantly, before the limitation would apply.

•	A change to the scope of the net income of the Company's foreign subsidiaries that may be required to be included currently in the Company's U.S. taxable income

•	A change to the manner in which foreign income taxes are credited by the Company.

•	A repeal of a deduction related to domestic production activities.

•	An expansion to the limitation on the deductibility of certain employee compensation.

•	A tax imposed on certain payments to related foreign persons.

The above list is not comprehensive and represents the Company's current views on the potential impacts of H.R.1., however these views are subject to change as additional guidance becomes available and further analysis is completed. To the extent that such changes, if any, have a negative effect on us or the industries we serve, including as a result of related uncertainty, these changes may materially and adversely affect our business, financial condition, results of operations and cash flows.

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

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	February 6, 2018	By:	/s/ James A. Mallak
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)