Form 10-Q
period 2018-03-30
Atkore International Group Inc.
filed 2018-05-08
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 27, 2018, there were 46,577,795 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Six months ended
(in thousands, except per share data)	Note	March 30, 2018	March 31, 2017 As Adjusted*	March 30, 2018	March 31, 2017 As Adjusted*
Net sales		$445,000	$372,791	$859,558	$710,382
Cost of sales		335,843	285,182	653,534	531,109
Gross profit		109,157	87,609	206,024	179,273
Selling, general and administrative		60,118	51,725	111,713	95,652
Intangible asset amortization	12	7,765	5,493	16,452	11,082
Operating income		41,274	30,391	77,859	72,539
Interest expense, net		9,286	5,231	15,880	15,061
Loss on extinguishment of debt		—	—	—	9,805
Other income, net	6	(25,962)	(6,150)	(25,676)	(6,526)
Income before income taxes		57,950	31,310	87,655	54,199
Income tax expense	7	15,392	12,375	17,908	17,882
Net income		$42,558	$18,935	$69,747	$36,317

Weighted-Average Common Shares Outstanding
Basic	8	51,367	63,252	57,287	62,948
Diluted	8	54,003	66,888	59,945	66,446
Net income per share
Basic	8	$0.83	$0.30	$1.22	$0.58
Diluted	8	$0.79	$0.28	$1.16	$0.55

 * Adjusted due to the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information.
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended		Six months ended
(in thousands)	Note	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Net income		$42,558	$18,935	$69,747	$36,317
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment		1,169	909	1,500	(991)
Change in unrecognized loss related to pension benefit plans	4	64	326	129	651
Total other comprehensive income (loss)	9	1,233	1,235	1,629	(340)
Comprehensive income		$43,791	$20,170	$71,376	$35,977
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	March 30, 2018	September 30, 2017
Assets
Current Assets:
Cash and cash equivalents		$76,892	$45,718
Accounts receivable, less allowance for doubtful accounts of $1,349 and $1,239, respectively		245,355	224,427
Inventories, net	10	202,517	200,003
Prepaid expenses and other current assets		29,786	35,611
Total current assets		554,550	505,759
Property, plant and equipment, net	11	211,840	208,619
Intangible assets, net	12	310,161	344,289
Goodwill	12	169,107	147,716
Deferred tax assets	7	—	1,657
Non-trade receivables		6,384	7,052
Total Assets		$1,252,042	$1,215,092
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	13	$7,653	$4,215
Accounts payable		123,384	125,618
Income tax payable		1,033	2,581
Accrued compensation and employee benefits		28,652	26,387
Other current liabilities		56,950	53,036
Total current liabilities		217,672	211,837
Long-term debt	13	900,556	571,863
Deferred tax liabilities	7	17,378	17,464
Other long-term tax liabilities		6,544	6,771
Pension liabilities		23,960	25,239
Other long-term liabilities		23,857	21,047
Total Liabilities		1,189,967	854,221
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 46,577,795 and 63,305,434 shares issued and outstanding, respectively		467	634
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		434,856	423,232
Accumulated deficit		(354,315)	(42,433)
Accumulated other comprehensive loss	9	(16,353)	(17,982)
Total Equity		62,075	360,871
Total Liabilities and Equity		$1,252,042	$1,215,092
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Six months ended
(in thousands)	Note	March 30, 2018	March 31, 2017
Operating activities:
Net income		$69,747	$36,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		33,063	26,901
Deferred income taxes	7	(3,667)	(1,997)
Gain on sale of a business	6	(26,737)	—
Loss on extinguishment of debt		—	9,805
Stock-based compensation		6,334	6,304
Other adjustments to net income		4,611	(2,836)
Changes in operating assets and liabilities, net of effects from purchase price adjustments
Accounts receivable		(23,636)	(5,271)
Inventories	10	(11,691)	(24,963)
Other, net		5,194	(19,163)
Net cash provided by operating activities		53,218	25,097
Investing activities:
Capital expenditures		(17,173)	(8,374)
Divestiture of business		42,000	—
Acquisition of businesses, net of cash acquired		(3,350)	—
Proceeds from sale of assets held for sale		—	3,024
Other, net		1,469	35
Net cash provided by (used in) investing activities		22,946	(5,315)
Financing activities:
Borrowings under credit facility	13	309,000	—
Repayments under credit facility	13	(394,000)	—
Repayments of short-term debt	13	(3,550)	(4,200)
Repayments of long-term debt	13	(1,217)	(638,600)
Issuance of long-term debt	13	426,217	498,750
Payment for debt financing costs and fees		(5,767)	(4,344)
Issuance of common stock		5,299	7,165
Repurchase of common stock		(381,805)	—
Other, net		(78)	—
Net cash used for financing activities		(45,901)	(141,229)
Effects of foreign exchange rate changes on cash and cash equivalents		911	(901)
Increase (decrease) in cash and cash equivalents		31,174	(122,348)
Cash and cash equivalents at beginning of period		45,718	200,279
Cash and cash equivalents at end of period		$76,892	$77,931
Supplementary Cash Flow information
Capital expenditures, not yet paid		$534	$589
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 25, 2015	62,453	$626	$(2,580)	$352,505	$(173,241)	$(21,033)	$156,277
Net income	—	—	—	—	58,796	—	58,796
Cumulative effect adjustment for a change in accounting principle	—	—	—	—	1,303	—	1,303
Other comprehensive loss	—	—	—	—	—	(4,917)	(4,917)
Modification of liability award to equity-based compensation	—	—	—	43,870	—	—	43,870
Stock-based compensation	—	—	—	1,865	—	—	1,865
Issuance of common stock	5	—	—	52	—	—	52
Balance as of September 30, 2016	62,458	626	(2,580)	398,292	(113,142)	(25,950)	257,246
Net income	—	—	—	—	84,639	—	84,639
Other comprehensive income	—	—	—	—	—	7,968	7,968
Stock-based compensation	—	—	—	12,788	—	—	12,788
Issuance of common stock	1,628	16	—	12,152	—	—	12,168
Repurchase of common stock	(781)	(8)	—	—	(13,930)	—	(13,938)
Balance as of September 30, 2017	63,305	634	(2,580)	423,232	(42,433)	(17,982)	360,871
Net income	—	—	—	—	69,747	—	69,747
Other comprehensive income	—	—	—	—	—	1,629	1,629
Stock-based compensation	—	—	—	6,334	—	—	6,334
Issuance of common stock	856	9	—	5,290	—	—	5,299
Repurchase of common stock	(17,583)	(176)	—	—	(381,629)	—	(381,805)
Balance as of March 30, 2018	46,578	$467	$(2,580)	$434,856	$(354,315)	$(16,353)	$62,075

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

Level 1—inputs are based upon quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible as of the measurement date.

Level 2—inputs are based upon quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations for the asset or liability that are derived principally from or corroborated by market data for which the primary inputs are observable, including forward interest rates, yield curves, credit risk and exchange rates.

Level 3—inputs for the valuations are unobservable and are based on management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques such as option pricing models and discounted cash flow models.

See Note 14, ''Fair Value Measurements'' for further detail.

Recent Accounting Pronouncements

A summary of recently adopted accounting guidance are as follows. Adoption dates are on the first day of the fiscal year indicated below, unless otherwise specified.

ASU	Description of ASU	Impact to Atkore	Note	Adoption Date
2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost	The ASU requires an entity to report the service cost component of pension cost and postretirement benefit cost as compensation expense during the employee's service period. The other components of net periodic pension benefit costs will be presented outside a subtotal of income from operations.	Prior to the adoption of ASU 2017-07, pension costs were reported as cost of sales and selling, general and administrative expenses on the Company's condensed consolidated statements of income. As a result of the early adoption of ASU 2017-07, the Company reclassified $376 and $752 from operating income to other income, net on the condensed consolidated statements of operations for the three and six months ended March 31, 2017, respectively.	4	2018
2017-09 Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting	The ASU does not require an entity to apply modification accounting if the fair value, vesting conditions and classification of the awards do not change.	No material impact on the consolidated financial statements.		2018

A summary of accounting guidance not yet adopted are as follows:

ASU	Description of ASU	Impact to Atkore	Effective Date
ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The ASU provided entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act to retained earnings.	Under evaluation.	2020
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
		The Company will adopt the guidance in the first quarter of 2019 using the modified retrospective method. Based on the reviews and assessments performed to date, the Company expects the pattern of revenue recognition for substantially all of its businesses to be unchanged. The Company anticipates an immaterial impact to retained earnings upon adoption.	2019

2. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers.

On January 8, 2018, the Company acquired the assets of Communications Integrators, Inc. ("Cii"), a manufacturer of modular, prefabricated power, voice and data distribution systems located in Tempe, Arizona for a total purchase price, including contingent consideration, of $3,997.

The Company acquired all of the outstanding stock of Calpipe Industries, LLC ("Calpipe") on September 29, 2017 and Flexicon Limited ("Flexicon") on September 1, 2017. The Company incurred approximately $262 and $558 for acquisition-related expenses for Calpipe which were recorded as a component of selling, general and administrative expenses for the three and six months ended March 30, 2018. On May 18, 2017, Unistrut, Ltd, a wholly-owned indirect subsidiary of the Company acquired all of the outstanding stock of Marco Cable Management.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their fair values. The following table summarizes the Level 3 fair values assigned to the net assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Calpipe	Other	Total
Fair value of consideration transferred:
Cash consideration	$110,155	$87,649	$197,804
Working capital adjustment	70	—	70
Purchase price payable	2,278	—	2,278
Settlement of pre-existing relationship	(382)	—	(382)
Total consideration transferred	112,121	87,649	199,770
Fair value of assets acquired and liabilities assumed:
Cash	5,051	8,830	13,881
Accounts receivable	10,369	7,589	17,958
Inventories	18,492	7,222	25,714
Intangible assets	54,650	40,100	94,750
Fixed assets	3,245	11,242	14,487
Accounts payable	(1,601)	(1,550)	(3,151)
Other	(8,263)	(8,832)	(17,095)
Net assets acquired	81,943	64,601	146,544
Excess purchase price attributed to goodwill acquired	$30,178	$23,048	$53,226

The following table summarizes the fair value of intangible assets as of the acquisition dates:

	Calpipe		Other
($ in thousands)	Fair Value	Weighted Average Useful Life (Years)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$50,480	9.9	$37,508	10.0
Other	4,170	8.4	2,592	8.0
Total intangible assets	$54,650	9.9	$40,100	9.9

The purchase price allocation, intangible asset values and related estimates of useful lives for Flexicon, Calpipe and Cii are preliminary, as the Company is finalizing its fair value estimates of intangible assets, fixed assets and working capital items.

The following table presents unaudited pro forma results of operations for the three and six months ended March 31, 2017 as if the Calpipe acquisition had occurred as of the first day of fiscal 2017:

	Three months ended	Six months ended
(in thousands)	March 31, 2017	March 31, 2017
Pro forma net sales	$390,093	$744,985
Pro forma net income	19,067	36,581

3. DIVESTITURES

On March 30, 2018, the Company sold the assets of FlexHead Industries, Inc. and SprinkFLEX, LLC (together "Flexhead") for $42,000. The Flexhead businesses manufacture commercial flexible sprinkler head connection products for use in a variety of markets, including for industrial, commercial, cold storage, institutional and clean room applications. The cash consideration received, net assets disposed and resulting gain on sale are as follows:

(in thousands)	Flexhead
Cash consideration	$42,000
Net assets divested	15,263
Gain on sale of a business	$26,737

The gain on the sale is subject to a subsequent working capital adjustment. Net assets divested included $2,626 of goodwill.

4. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit cost was as follows:

		Three months ended		Six months ended
(in thousands)	Note	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Service cost		$—	$512	$—	$1,024
Interest cost	6	1,025	948	2,049	1,897
Expected return on plan assets	6	(1,604)	(1,650)	(3,207)	(3,300)
Amortization of actuarial loss	6	86	326	171	651
Net periodic benefit cost		$(493)	$136	$(987)	$272

During fiscal 2018, the Company adopted ASU 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. As a result, service costs are included as a component of cost of sales and selling, general and administrative expenses on the Company's condensed consolidated statements of operations. All other components of net periodic benefit costs are included as a component of other income, net on the Company's condensed consolidated statements of operations. Certain prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated financial statements. Prior to the adoption of ASU 2017-07, pension costs were reported as cost of sales and selling, general and administrative expenses on the Company's condensed consolidated statements of income. As a result of the early adoption of ASU 2017-07, the Company reclassified $376 and $752 from operating income to other income, net on the condensed consolidated statements of operations for the three and six months ended March 31, 2017, respectively.

5. RESTRUCTURING CHARGES

The liability for restructuring reserves is included within other current liabilities in the Company's condensed consolidated balance sheets as follows:

	Electrical Raceway		MP&S		Other/Corporate
(in thousands)	Severance	Other	Severance	Other	Severance	Total
Balance as of September 30, 2016	$841	$—	$—	$539	$—	$1,380
Charges	527	439	422	63	71	1,522
Utilization	(917)	(209)	(166)	(556)	(71)	(1,919)
Reversal	—	(230)	—	(36)	—	(266)
Exchange rate effects	(2)	—	22	—	—	20
Balance as of September 30, 2017	449	—	278	10	—	737
Charges	155	574	51	136	88	1,004
Utilization	(98)	(424)	(143)	(10)	(88)	(763)
Reversal	—	—	(166)	—	—	(166)
Exchange rate effects	16	—	(6)	—	—	10
Balance as of March 30, 2018	$522	$150	$14	$136	$—	$822

The Company expects to utilize all restructuring accruals as of March 30, 2018 within the next twelve months. The net restructuring charges included as a component of selling, general and administrative expenses in the Company's condensed consolidated statements of operations were as follows:

	Three months ended		Six months ended
(in thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Total restructuring charges, net	$576	$412	$838	$801

6. OTHER INCOME, NET

Other income, net consisted of the following:

	Three months ended		Six months ended
(in thousands)	March 30, 2018	March 31, 2017 As Adjusted*	March 30, 2018	March 31, 2017 As Adjusted*
Gain on sale of a business	$(26,737)	$—	$(26,737)	$—
Gain on sale of joint venture	—	(5,774)	—	(5,774)
Undesignated foreign currency derivative instruments	2,511	—	3,735	—
Foreign exchange gain on intercompany loans	(2,135)	—	(2,579)	—
Debt modification costs	892	—	892	—
Pension-related benefits	(493)	(376)	(987)	(752)
Other income, net	$(25,962)	$(6,150)	$(25,676)	$(6,526)

* Adjusted due to the adoption of ASU 2017-07 during the first three months of fiscal 2018. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information.

7. INCOME TAXES

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

The Company has estimated the impact of the new legislation on its financial position based on information currently available and will continue to assess the impact as the year progresses and additional guidance is received. As a fiscal year filer, the Company will have a blended federal statutory rate of 24.5% for fiscal year 2018, in accordance with rules described in Section 15 of the Internal Revenue Code, and a federal statutory rate of 21.0% for fiscal year 2019 and following years. The value of the Company’s net deferred tax liability on the balance sheet will decrease as a result of the newly enacted tax rates creating a one-time tax benefit to the Company; the preliminary analysis of the impact, using December 29, 2017 values, is an estimated decrease to the net deferred tax liability of $4,758, which was recognized in the period of enactment. The Company has an accumulated earnings and profit deficit in the foreign jurisdictions in which it operates. As a result, it does not anticipate an income tax liability from the one-time transition tax on the deemed repatriation of its foreign earnings. The tax impact of the new legislation recorded in the first quarter was based on the Company's best estimate. The provisional amounts incorporate assumptions made based upon the Company's current interpretation of H.R.1 and may change as the Company receives additional clarification and implementation guidance. Further adjustments to the provisional amount will be included in income from continuing operations as an adjustment to income tax expense on the Company's consolidated statements of operations through the first quarter of fiscal 2019.

For the three months ended March 30, 2018 and March 31, 2017, the Company's effective tax rate attributable to income before income taxes was 26.6% and 39.5%, respectively. For the three months ended March 30, 2018 and March 31, 2017, the Company's income tax expense was $15,392 and $12,375, respectively. The decrease in the effective tax rate was primarily due to the reduction of the federal statutory rate from 35.0% to 24.5%.

For the six months ended March 30, 2018 and March 31, 2017, the Company's effective tax rate attributable to income before income taxes was 20.4% and 33.0%, respectively. For the six months ended March 30, 2018 and March 31, 2017, the Company's income tax expense was $17,908 and $17,882 respectively. The decrease in the effective tax rate was primarily due to the tax rate reduction together with the one-time tax benefit of the revaluation of the Company's deferred tax liabilities as a result of the enactment of H.R.1.

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

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that it has determined are more likely than not to be realized upon examination. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three and six months ended March 30, 2018, the balance of unrecognized tax benefits decreased by $227 due to a payment upon the resolution of a state audit item. The Company is fully indemnified by its former parent for uncertain tax positions taken prior to December 22, 2010.

For the six months ended March 30, 2018, the Company made no additional provision for U.S. or non-U.S. income taxes for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as the investments are essentially permanent in duration.

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

	Three months ended		Six months ended
(in thousands, except per share data)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Basic:
Net income	$42,558	$18,935	$69,747	$36,317
Weighted-average shares outstanding	51,367	63,252	57,287	62,948
Basic earnings per share	$0.83	$0.30	$1.22	$0.58

Diluted:
Net income	$42,558	$18,935	$69,747	$36,317
Weighted-average shares outstanding - basic	51,367	63,252	57,287	62,948
Effect of dilutive securities: Stock compensation plans(1)	2,636	3,636	2,658	3,498
Weighted-average shares outstanding - diluted	54,003	66,888	59,945	66,446
Diluted earnings per share	$0.79	$0.28	$1.16	$0.55

(1) Stock options to purchase approximately 0.3 million and 0.4 million shares of common stock were outstanding during the three and six months ended March 30, 2018, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

Stock options to purchase approximately 0.2 million and 0.2 million shares of common stock were outstanding during the three and six months ended March 31, 2017, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component, net of tax:

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2017	$(10,445)	$(7,537)	$(17,982)
Other comprehensive income before reclassifications	—	1,500	1,500
Amounts reclassified from accumulated other comprehensive loss	129	—	129
Net current period other comprehensive income	129	1,500	1,629
Balance as of March 30, 2018	$(10,316)	$(6,037)	$(16,353)

10. INVENTORIES, NET

A majority of the Company's inventories are recorded at the lower of cost (primarily last in, first out, or "LIFO") or market. Approximately 73% and 75% of the Company's inventories were valued at the lower of LIFO cost or market at March 30, 2018 and September 30, 2017, respectively. Interim LIFO determinations, including those at March 30, 2018, are based on management's estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	March 30, 2018	September 30, 2017
Purchased materials and manufactured parts, net	$42,816	$49,168
Work in process, net	18,967	17,598
Finished goods, net	140,734	133,237
Inventories, net	$202,517	$200,003

Total inventories would be $7,812 and $4,915 higher than reported as of March 30, 2018 and September 30, 2017, respectively, if the first-in, first-out method was used for all inventories. As of March 30, 2018 and September 30, 2017, the excess and obsolete inventory reserve was $8,659 and $8,432, respectively.

11. PROPERTY, PLANT AND EQUIPMENT

As of March 30, 2018 and September 30, 2017, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	March 30, 2018	September 30, 2017
Land	$13,295	$13,296
Buildings and related improvements	106,067	105,154
Machinery and equipment	273,027	263,575
Leasehold improvements	7,077	6,744
Construction in progress	22,301	16,160
Property, plant and equipment	421,767	404,929
Accumulated depreciation	(209,927)	(196,310)
Property, plant and equipment, net	$211,840	$208,619

Depreciation expense for the three months ended March 30, 2018 and March 31, 2017 totaled $8,088 and $7,780, respectively. Depreciation expense for the six months ended March 30, 2018 and March 31, 2017 totaled $16,611 and $15,819, respectively.

12. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical Raceway	Mechanical Products & Solutions	Total
Balance as of October 1, 2017	$108,528	$39,188	$147,716
Goodwill divested during year	—	(2,626)	(2,626)
Goodwill acquired during year	827	—	827
Purchase price adjustments	21,750	—	21,750
Exchange rate effects	1,440	—	1,440
Balance as of March 30, 2018	$132,545	$36,562	$169,107

Goodwill balances as of October 1, 2017 and March 30, 2018 include $3,924 and $43,000 of accumulated impairment losses within the Electrical Raceway and MP&S segments, respectively.

The Company assesses the recoverability of goodwill and indefinite-lived trade names on an annual basis in accordance with Accounting Standards Codification 350, "Intangibles - Goodwill and Other." The measurement date is the first day of the fourth fiscal quarter, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or the respective indefinite-lived trade name is less than the carrying value. During the three months ended March 30, 2018, the Company sold the assets of Flexhead, which represented a portion of a reporting unit. The Company allocated the goodwill of the reporting unit to Flexhead using a relative fair value approach. The sale represented a triggering event and required the Company to perform a goodwill impairment test for the related reporting unit. The results of the test did not indicate an impairment.

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible assets:

		March 30, 2018			September 30, 2017
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$333,147	$(126,944)	$206,203	$350,129	$(118,273)	$231,856
Other	8	15,993	(4,915)	11,078	27,819	(9,266)	18,553
Total		349,140	(131,859)	217,281	377,948	(127,539)	250,409
Indefinite-lived intangible assets:
Trade names		92,880	—	92,880	93,880	—	93,880
Total		$442,020	$(131,859)	$310,161	$471,828	$(127,539)	$344,289

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Amortization expense for the three months ended March 30, 2018 and March 31, 2017 was $7,765 and $5,493, respectively. Amortization expense for the six months ended March 30, 2018 and March 31, 2017 was $16,452 and $11,082, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2018 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2018	$15,333
2019	30,210
2020	29,647
2021	28,796
2022	28,707
2023	28,587
Thereafter	56,001

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

13. DEBT

Debt as of March 30, 2018 and September 30, 2017 was as follows:

(in thousands)	March 30, 2018	September 30, 2017
First Lien Term Loan Facility due December 22, 2023	$916,673	$495,134
ABL Credit Facility	—	85,000
Deferred financing costs	(8,842)	(4,496)
Other	378	440
Total debt	$908,209	$576,078
Less: Current portion	7,653	4,215
Long-term debt	$900,556	$571,863

The asset based credit facility ("ABL Credit Facility") has aggregate commitments of $325,000 and is guaranteed by AIH and the U.S. operating companies owned by AII. AII's availability under the ABL Credit Facility was $278,606 and $172,994 as of March 30, 2018 and September 30, 2017, respectively.

On February 2, 2018, AII entered into the (i) First Amendment to Amended and Restated First Lien Credit Agreement, by and among AII, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other financial institutions party thereto to, among other things, decrease the interest margins applicable to the ABR Loans and Eurodollar Loans to LIBOR plus 2.75%, and (ii) Increase Supplement (the "Increase Supplement") to, among other things, incur incremental first lien secured term loans in aggregate principal amount of $425.0 million. The Company used the proceeds from the Increase Supplement to 1) repurchase approximately 17.2 million shares of common stock from CD&R Allied Holdings, L.P. ("the CD&R Investor") for a total purchase price of approximately $375 million, 2) repay $42.0 million of outstanding loans under the ABL Credit Facility and 3) pay $5.8 million in related fees and expenses. The revisions to the First Lien Term Loan were accounted for as a debt modification, resulting in immediate expensing of related financing costs of $0.9 million within other income, net on the condensed consolidated statements of operations.

14. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company uses forward currency contracts to hedge the effects of foreign exchange relating to certain of the Company’s intercompany receivables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from six months to five years. Short-term forward currency contracts are recorded in other current liabilities and long-term forward currency contracts are recorded in other long-term liabilities in the condensed consolidated balance sheet. The fair value gains and losses are included in other income, net within the condensed consolidated statements of operations. See Note 6, ''Other Income, net'' for further detail.

The total notional amount of undesignated forward currency contracts were £51.0 million and £52.6 million as of March 30, 2018 and September 30, 2017, respectively. Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the Company's assets and liabilities measured at fair value:

	March 30, 2018			September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$957	$—	$—	$571	$—	$—
Liabilities
Forward currency contracts	—	6,671	—	—	2,936	—

The Company's remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	March 30, 2018		September 30, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan Facility due December 22, 2023	$917,700	$923,206	$496,250	$498,979

In determining the approximate fair value of its long-term debt, the Company used the trading value among financial institutions, which were classified within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

15. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of March 30, 2018, such obligations were $152,863 for the rest of fiscal year 2018 and $2,660 for fiscal year 2019. These amounts represent open purchase orders for materials used in production.

Legal Contingencies — The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd., including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company's total product liability reserves for Special Products Claims and other product liability matters were $5,395 and $5,872 as of March 30, 2018 and September 30, 2017, respectively. As of March 30, 2018, the Company believes that the range of probable losses for Special Products Claims and other product liabilities is between $3,000 and $10,000.

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

During fiscal 2017, the U.S. Department of Commerce ruled on a scope request in relation to an Antidumping Duty Order for Malleable Iron Pipe Fittings from China. The ruling subjects certain of the Company's imports of conduit fittings within the Atkore Steel Components Inc. business (acquired in November 2014) to antidumping duties, which are incremental to the duties previously paid upon importation. The Company is appealing the scope decision and established an accrual of $7,501 during second quarter of fiscal 2017 for the related contingent liability with the related expense recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of operations which covers the post-acquisition period through the date of the scope ruling.

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

16. GUARANTEES

The Company has outstanding letters of credit totaling $9,881 supporting workers' compensation and general liability insurance policies as of March 30, 2018. The Company also has surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $31,719 as of March 30, 2018.

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

17. RELATED PARTY TRANSACTIONS

On January 22, 2018, the Company announced a stock repurchase transaction whereby the Company agreed to repurchase from the CD&R Investor, a related party, approximately 17.2 million shares of the Company's common stock, par value $0.01 per share, at a per share price equal to $21.77, for a total purchase price of $375 million, subject to the terms and conditions set forth in the stock purchase agreement. Following the stock repurchase transaction and a secondary offering of the Company's common stock in February 2018, the CD&R Investor owned approximately 15.5% of the Company's outstanding common stock as of March 30, 2018.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the sum of income before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, loss (gain) on extinguishment of debt, restructuring and impairments, stock-based compensation, consulting fees, multi-employer pension withdrawal, certain legal matters, transaction costs, gain on sale of a business, gain on sale of joint venture and other items, such as inventory reserves and adjustments and realized or unrealized gain (loss) on foreign currency transactions.

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

	Three months ended
	March 30, 2018			March 31, 2017
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$324,706	$81	$56,404	$270,627	$368	$46,687
MP&S	120,294	16	$16,722	102,164	16	$15,457
Eliminations	—	(97)		—	(384)
Consolidated operations	$445,000	$—		$372,791	$—

	Six months ended
	March 30, 2018			March 31, 2017
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$640,711	$599	$112,564	$512,566	$814	$88,804
MP&S	218,847	37	$27,531	197,816	45	$31,238
Eliminations	—	(636)		—	(859)
Consolidated operations	$859,558	$—		$710,382	$—

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Three months ended		Six months ended
(in thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Operating segment Adjusted EBITDA
Electrical Raceway	$56,404	$46,687	$112,564	$88,804
MP&S	16,722	15,457	27,531	31,238
Total	73,126	62,144	140,095	120,042
Unallocated expenses (a)	(7,785)	(6,022)	(16,267)	(14,029)
Depreciation and amortization	(15,853)	(13,273)	(33,063)	(26,901)
Interest expense, net	(9,286)	(5,231)	(15,880)	(15,061)
Loss on extinguishment of debt	—	—	—	(9,805)
Restructuring and impairments	(576)	(412)	(838)	(801)
Stock-based compensation	(2,770)	(3,584)	(6,334)	(6,304)
Certain legal matters	(2,286)	(7,501)	(2,286)	(7,501)
Transaction costs	(1,263)	(138)	(1,908)	(1,698)
Gain on sale of a business	26,737	—	26,737	—
Gain on sale of joint venture	—	5,774	—	5,774
Other	(2,094)	(447)	(2,601)	10,483
Income before income taxes	$57,950	$31,310	$87,655	$54,199

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
U.S. Federal Income Tax Reform
On December 22, 2017, Congress enacted H.R. 1, which reforms major aspects of the U.S. federal income tax law affecting the Company. See Note 7, ''Income Taxes'' to the Company's unaudited condensed consolidated financial statements for additional information.
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

We define Adjusted EBITDA as net income (loss) before: depreciation and amortization, interest expense, net, loss (gain) on extinguishment of debt, income tax expense (benefit), restructuring and impairments, stock-based compensation, consulting fees, multi-employer pension withdrawal, certain legal matters, transaction costs, gain on sale of a business, gain on sale of joint venture and other items, such as inventory reserves and adjustments and realized or unrealized gain (loss) on foreign currency transactions. We believe Adjusted EBITDA, when presented in conjunction with comparable accounting principles generally accepted in the United States of America ("GAAP") measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of Net sales.

Adjusted EBITDA is not considered a measure of financial performance under GAAP and the items excluded therefrom are significant components in understanding and assessing our financial performance. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as an alternative to such GAAP measures as net income (loss), cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our consolidated financial statements as an indicator of financial performance or liquidity. Some of these limitations are:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, working capital needs;

•	Adjusted EBITDA does not reflect interest expense, net, or the requirements necessary to service interest or principal payments on debt;

•	Adjusted EBITDA does not reflect income tax expense (benefit) or the cash requirements to pay taxes;

•	Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the three and six months ended March 30, 2018 and March 31, 2017:

	Three months ended		Six months ended
(in thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Net income	$42,558	$18,935	$69,747	$36,317
Interest expense, net	9,286	5,231	15,880	15,061
Income tax expense	15,392	12,375	17,908	17,882
Depreciation and amortization	15,853	13,273	33,063	26,901
Loss on extinguishment of debt	—	—	—	9,805
Restructuring and impairments (a)	576	412	838	801
Stock-based compensation (b)	2,770	3,584	6,334	6,304
Transaction costs (c)	1,263	138	1,908	1,698
Certain legal matters (d)	2,286	7,501	2,286	7,501
Gain on sale of a business (e)	(26,737)	—	(26,737)	—
Gain on sale of joint venture (f)	—	(5,774)	—	(5,774)
Other (g)	2,094	447	2,601	(10,483)
Adjusted EBITDA	$65,341	$56,122	$123,828	$106,013

(a) Restructuring amounts represent exit or disposal costs including termination benefits and facility closure costs. Impairment amounts represent write-downs of goodwill, intangible assets and/or long-lived assets. See Note 5, ''Restructuring Charges'' to our unaudited condensed consolidated financial statements for further detail.
(b) Represents stock-based compensation expenses related to stock option awards, performance stock awards and restricted stock awards.
(c) Represents expenses related to our acquisition and divestiture-related activities and professional fees associated with share repurchases and secondary offerings. See Note 2, ''Acquisitions'' to our unaudited condensed consolidated financial statements for further detail.
(d) Represents costs associated with certain legal matters which, we believe, do not reflect our ongoing operations.
(e) Represents pre-tax gain on sale of the assets of FlexHead Industries, Inc. and SprinkFLEX, LLC on March 30, 2018.
(f) Represents pre-tax gain on sale of Abahsain-Cope Saudi Arabia Ltd. joint venture.
(g) Represents other items, such as inventory reserves and adjustments, realized or unrealized gain (loss) on foreign currency transactions and release of certain indemnified uncertain tax positions.

Results of Operations

The results of operations for the three months ended March 30, 2018 and March 31, 2017 were as follows:

	Three months ended
($ in thousands)	March 30, 2018	March 31, 2017 As Adjusted*	Change	% Change
Net sales	$445,000	$372,791	$72,209	19.4%
Cost of sales	335,843	285,182	50,661	17.8%
Gross profit	109,157	87,609	21,548	24.6%
Selling, general and administrative	60,118	51,725	8,393	16.2%
Intangible asset amortization	7,765	5,493	2,272	41.4%
Operating income	41,274	30,391	10,883	35.8%
Interest expense, net	9,286	5,231	4,055	77.5%
Other income, net	(25,962)	(6,150)	(19,812)	322.1%
Income before income taxes	57,950	31,310	26,640	85.1%
Income tax expense	15,392	12,375	3,017	24.4%
Net income	$42,558	$18,935	$23,623	124.8%
Non-GAAP financial data
Adjusted EBITDA	$65,341	$56,122	$9,219	16.4%
Adjusted EBITDA Margin	14.7%	15.1%

* Adjusted due to the adoption of ASU 2017-07. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information.

Net sales

Change (%)
Volume	3.4%
Average selling prices	6.5%
Foreign exchange	0.9%
Acquisitions	8.5%
Net sales	19.4%

Net sales increased $72.2 million, or 19.4% to $445.0 million for the three months ended March 30, 2018 compared to $372.8 million for the three months ended March 31, 2017. Net sales increased $31.7 million due to the acquisitions of Marco Cable Management ("Marco"), Flexicon Limited ("Flexicon"), Calpipe Industries LLC ("Calpipe") and Communications Integrators, Inc. ("Cii") over the past twelve months. Additionally, net sales increased $24.3 million due to higher net average selling prices resulting from the pass-through impact of higher input costs of copper and steel,higher freight costs, and increased market prices for PVC electrical conduit and fittings products. Lastly, net sales increased $12.7 million partly due to higher volume of products sold within the Mechanical Products & Solutions segment, partially offset by lower volume of armored cable and fittings products sold within the Electrical Raceway segment.

Cost of sales

Change (%)
Volume	2.8%
Average input costs	4.0%
Foreign exchange	0.9%
Acquisitions	7.2%
Other	2.9%
Net sales	17.8%

Cost of sales increased by $50.7 million, or 17.8% to $335.8 million for the three months ended March 30, 2018 compared to $285.2 million for the three months ended March 31, 2017. The increase was primarily due to $20.5 million of additional costs related to the acquisitions over the past twelve months. Cost of sales also increased $11.4 million due to higher input costs of steel and copper, higher freight costs of $8.2 million and $7.9 million of higher volume of products sold.

Selling, general and administrative

Selling, general and administrative expenses increased $8.4 million, or 16.2% to $60.1 million for the three months ended March 30, 2018 compared to $51.7 million for the three months ended March 31, 2017. The increase was primarily due to $6.6 million of higher selling, general and administrative costs resulting from the acquisitions of Marco, Flexicon, Calpipe and Cii over the past twelve months and $1.7 million of higher incentive-based compensation expense.

Intangible asset amortization

Intangible asset amortization expense increased $2.3 million, or 41.4% to $7.8 million for the three months ended March 30, 2018 compared to $5.5 million for the three months ended March 31, 2017 resulting from the acquisitions over the past twelve months. See Note 2, ''Acquisitions'' to our unaudited condensed consolidated financial statements for further detail.

Interest expense, net

Interest expense, net, increased $4.1 million, or 77.5% to $9.3 million for the three months ended March 30, 2018 compared to $5.2 million for the three months ended March 31, 2017. The increase is primarily due to our debt refinancing transactions on February 2, 2018, which resulted in additional borrowings of $425.0 million, partially offset by lower interest rates. See Note 13, ''Debt'' to our unaudited condensed consolidated financial statements for further detail.

Other income, net

Other income, net increased $19.8 million to $26.0 million for the three months ended March 30, 2018 compared to $6.2 million primarily due to a gain on the sale of assets of the Flexhead businesses of $26.7 million, partially offset by a gain on sale of joint venture during the three months ended March 31, 2017. See Note 3, ''Divestitures'' and Note 6, ''Other Income, net'' to our unaudited condensed consolidated financial statements for further detail.

Income tax expense

The Company's income tax rate decreased to 26.6% for the three months ended March 30, 2018 compared to 39.5% for the three months ended March 31, 2017. The decrease in the effective tax rate was primarily due to the reduction of the federal statutory rate from 35% to 24.5% as a result of the enactment of new tax legislation, H.R.1. on December 22, 2017.

Net income

Net income increased by $23.6 million, or 124.8% to $42.6 million for the three months ended March 30, 2018 compared to $18.9 million for the three months ended March 31, 2017 primarily due to a pre-tax gain on the sale of the Flexhead businesses of $26.7 million and higher operating income of $10.9 million. Partially offsetting the increase is a pre-tax gain on sale of a joint venture of $5.8 million during the three months ended March 31, 2017, higher interest expense of $4.1 million and higher income tax expense of $3.0 million.

Adjusted EBITDA

Adjusted EBITDA increased by $9.2 million, or 16.4% to $65.3 million for the three months ended March 30, 2018 compared to $56.1 million for the three months ended March 31, 2017. The increase was primarily due to incremental Adjusted EBITDA from acquisitions over the past twelve months, increased volume and improved productivity costs, partially offset by higher average input costs of steel, copper and freight net of higher selling prices and higher incentive-based compensation expense during the three months ended March 31, 2017.

Segment results

Electrical Raceway

	Three months ended
($ in thousands)	March 30, 2018	March 31, 2017	Change	% Change
Net sales	$324,787	$270,995	$53,792	19.8%
Adjusted EBITDA	$56,404	$46,687	$9,717	20.8%
Adjusted EBITDA Margin	17.4%	17.2%

Net sales

Change (%)
Volume	(1.6)%
Average selling prices	8.5%
Foreign exchange	1.2%
Acquisitions	11.7%
Net sales	19.8%

Net sales increased $53.8 million, or 19.8%, to $324.8 million for the three months ended March 30, 2018 compared to $271.0 million for the three months ended March 31, 2017. The increase was due primarily to $31.7 million of additional sales resulting from acquisitions over the past twelve months and $23.1 million resulting from the pass-through impact of higher average input costs of copper and increased market prices for PVC electrical conduit and fittings products. The increase in sales was partially offset by lower volume of $4.3 million primarily of armored cable and fittings and flexible electrical conduit and fittings product categories.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 30, 2018 increased $9.7 million, or 20.8%, to $56.4 million from $46.7 million for the three months ended March 31, 2017. Adjusted EBITDA margins remained relatively flat at 17.4%. The increase in Adjusted EBITDA was largely due to increased market prices for PVC electrical conduit and fittings products and incremental Adjusted EBITDA resulting from acquisitions over the past twelve months, partially offset by an increase in average input costs that exceeded our increase in average selling prices for armored cable and fittings products.

Mechanical Products & Solutions

	Three months ended
($ in thousands)	March 30, 2018	March 31, 2017	Change	% Change
Net sales	$120,310	$102,180	$18,130	17.7%
Adjusted EBITDA	$16,722	$15,457	$1,265	8.2%
Adjusted EBITDA Margin	13.9%	15.1%

Net sales

Change (%)
Volume	16.4%
Average selling prices	1.2%
Other	0.1%
Net sales	17.7%

Net sales increased $18.1 million, or 17.7%, for the three months ended March 30, 2018 to $120.3 million compared to $102.2 million for the three months ended March 31, 2017. The increase was primarily due to $16.8 million of higher volume of products sold within the mechanical pipe and metal framing and fittings product categories.

Adjusted EBITDA

Adjusted EBITDA increased $1.3 million, or 8.2%, to $16.7 million for the three months ended March 30, 2018 compared to $15.5 million for the three months ended March 31, 2017. Adjusted EBITDA margins decreased to 13.9% for the three months ended March 30, 2018 compared to 15.1% for the three months ended March 31, 2017. Adjusted EBITDA increased primarily due to higher volume of products sold, partially offset by an increase in average input costs which exceeded the increase in average selling prices.

The results of operations for the six months ended March 30, 2018 and March 31, 2017 were as follows:

	Six months ended
($ in thousands)	March 30, 2018	March 31, 2017 As Adjusted*	Change	% Change
Net sales	$859,558	$710,382	$149,176	21.0%
Cost of sales	653,534	531,109	122,425	23.1%
Gross profit	206,024	179,273	26,751	14.9%
Selling, general and administrative	111,713	95,652	16,061	16.8%
Intangible asset amortization	16,452	11,082	5,370	48.5%
Operating income	77,859	72,539	5,320	7.3%
Interest expense, net	15,880	15,061	819	5.4%
Loss on extinguishment of debt	—	9,805	(9,805)	(100.0)%
Other income, net	(25,676)	(6,526)	(19,150)	293.4%
Income before income taxes	87,655	54,199	33,456	61.7%
Income tax expense	17,908	17,882	26	0.1%
Net income	$69,747	$36,317	$33,430	92.1%
Non-GAAP financial data
Adjusted EBITDA	$123,828	$106,013	$17,815	16.8%
Adjusted EBITDA Margin	14.4%	14.9%

* Adjusted due to the adoption of ASU 2017-07. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information.

Net sales

Change (%)
Volume	5.7%
Average selling prices	6.1%
Foreign exchange	0.7%
Acquisitions	8.5%
Net sales	21.0%

Net sales increased $149.2 million, or 21.0% to $859.6 million for the six months ended March 30, 2018 compared to $710.4 million for the six months ended March 31, 2017. Net sales increased $60.1 million due to higher sales resulting from the acquisitions of Marco, Flexicon, Calpipe and Cii over the past twelve months and $43.3 million from higher average selling prices resulting from the pass-through impacts of rising input costs of copper and steel, higher freight costs and increased market prices for PVC electrical conduit and fittings products. Additionally, net sales increased $40.2 million due to higher volume of products sold across all product categories.

Cost of sales

Change (%)
Volume	5.6%
Average input costs	7.0%
Foreign exchange	0.8%
Acquisitions	7.0%
Other	2.7%
Net sales	23.1%

Cost of sales increased by $122.4 million, or 23.1% to $653.5 million for the six months ended March 30, 2018 compared to $531.1 million for the six months ended March 31, 2017. The increase was primarily due to $37.1 million of additional costs related to acquisitions over the past twelve months, higher input costs of steel and copper of $37.0 million and $29.5 million due to higher volume of products sold across all product categories.

Selling, general and administrative

Selling, general and administrative expenses increased $16.1 million, or 16.8% to $111.7 million for the six months ended March 30, 2018 compared to $95.7 million for the six months ended March 31, 2017. The increase was primarily due to $12.8 million of higher selling, general and administrative costs resulting from acquisitions over the past twelve months and $3.1 million resulting from higher incentive-based compensation.

Intangible asset amortization

Intangible asset amortization expense increased $5.4 million, or 48.5% to $16.5 million for the six months ended March 30, 2018 compared to $11.1 million for the six months ended March 31, 2017 resulting from the amortization of intangible assets acquired related to acquisitions during the second half of fiscal 2017. See Note 2, ''Acquisitions'' to our unaudited condensed consolidated financial statements for further detail.

Interest expense, net

Interest expense, net, increased $0.8 million, or 5.4% to $15.9 million for the six months ended March 30, 2018 compared to $15.1 million for the six months ended March 31, 2017. Interest expense increased $4.3 million due to our debt transactions on February 2, 2018, which resulted in additional borrowings of $425.0 million, partially offset by lower interest rates. Additionally, interest expense increased $0.7 million due to increased borrowings against our ABL Credit Facility, partially offset by a decrease of $4.2 million resulting from borrowings against our Second Lien Term Loan Facility during fiscal 2017. See Note 13, ''Debt'' to our unaudited condensed consolidated financial statements for further detail.

Loss on extinguishment of debt

The $9.8 million loss on extinguishment of debt in the six months ended March 31, 2017 related to the December 22, 2016 redemption of a portion of the Second Lien Term Loan Facility. There was no loss on extinguishment of debt during the six months ended March 30, 2018.

Other income, net

Other income, net increased $19.2 million to $25.7 million for the six months ended March 30, 2018 compared to $6.5 million for the six months ended March 31, 2017 resulting primarily from the gain on the sale of the assets of the Flexhead businesses of $26.7 million, partially offset by a gain on sale of joint venture of $5.8 million for the six months ended March 31, 2017. See Note 3, ''Divestitures'' and Note 6, ''Other Income, net'' to our unaudited condensed consolidated financial statements for further detail.

Income tax expense

The Company's income tax rate decreased to 20.4% for the six months ended March 30, 2018 compared to 33.0% for the six months ended March 31, 2017. The decrease in the effective tax rate was primarily due to the tax rate reduction together with the one-time tax benefit of the revaluation of the Company's net deferred tax liabilities as a result of the enactment of new tax legislation, H.R.1., on December 22, 2017.

Net income

Net income increased by $33.4 million, or 92.1% to $69.7 million for the six months ended March 30, 2018 compared to $36.3 million for the six months ended March 31, 2017 primarily due to a pre-tax gain on the sale of assets of the Flexhead businesses of $26.7 million, higher operating income of $5.3 million and a loss on extinguishment of debt of $9.8 million for the six months ended March 31, 2017, partially offset by a $5.8 million gain on sale of a joint venture for the six months ended March 31, 2017.

Adjusted EBITDA

Adjusted EBITDA increased by $17.8 million, or 16.8% to $123.8 million for the six months ended March 30, 2018 compared to $106.0 million for the six months ended March 31, 2017. The increase was primarily due to increased market prices for PVC electrical conduit and fittings products, and incremental Adjusted EBITDA from acquisitions over the past twelve months, partially offset by input costs greater than average selling prices for the MP&S segment and for armored cable and fittings products within the Electrical Raceway segment.

Segment results

Electrical Raceway

	Six months ended
($ in thousands)	March 30, 2018	March 31, 2017	Change	% Change
Net sales	$641,310	$513,380	$127,930	24.9%
Adjusted EBITDA	$112,564	$88,804	$23,760	26.8%
Adjusted EBITDA Margin	17.6%	17.3%

Net sales

Change (%)
Volume	3.5%
Average selling prices	8.7%
Foreign exchange	1.0%
Acquisitions	11.7%
Net sales	24.9%

Net sales increased $127.9 million, or 24.9%, to $641.3 million for the six months ended March 30, 2018 compared to $513.4 million for the six months ended March 31, 2017. The increase was due primarily to $60.1 million of additional sales resulting from acquisitions over the past twelve months and $44.9 million resulting from increased market prices for PVC electrical conduit and fittings products and the pass-through impact of higher input costs of copper and steel. Additionally, net sales increased $17.8 million due to a higher volume of products sold across all product categories of the Electrical Raceway segment.

Adjusted EBITDA

Adjusted EBITDA for the six months ended March 30, 2018 increased $23.8 million, or 26.8%, to $112.6 million from $88.8 million for the six months ended March 31, 2017. The increase was largely due to increased market prices for PVC electrical conduit and fittings products and incremental Adjusted EBITDA resulting from acquisitions over the past twelve months, partially offset by an increase in average input costs which exceeded our increase in average selling prices.

Mechanical Products & Solutions

	Six months ended
($ in thousands)	March 30, 2018	March 31, 2017	Change	% Change
Net sales	$218,884	$197,861	$21,023	10.6%
Adjusted EBITDA	$27,531	$31,238	$(3,707)	(11.9)%
Adjusted EBITDA Margin	12.6%	15.8%

Net sales

Change (%)
Volume	11.2%
Average selling prices	(0.8)%
Other	0.2%
Net sales	10.6%

Net sales increased $21.0 million, or 10.6%, for the six months ended March 30, 2018 to $218.9 million compared to $197.9 million for the six months ended March 31, 2017. The increase was primarily due to $22.2 million of higher volume of products sold across all product categories.

Adjusted EBITDA

Adjusted EBITDA decreased $3.7 million, or 11.9%, to $27.5 million for the six months ended March 30, 2018 compared to $31.2 million for the six months ended March 31, 2017. Adjusted EBITDA decreased primarily due to a higher volume of lower margin products sold partially offset by improved manufacturing productivity.

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $76.9 million as of March 30, 2018, of which $40.3 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to local country taxes if we were to repatriate such cash to the United States. Our cash and cash equivalents increased $31.2 million from September 30, 2017 primarily due to proceeds from the sale of FlexHead Industries, Inc. and SprinkFLEX, LLC.

In general, we require cash to fund working capital, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund operational needs. As of March 30, 2018, there were no outstanding borrowings under the ABL Credit Facility and $9.9 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $288.5 million and approximately $278.6 million was available under the ABL Credit Facility as of March 30, 2018. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Six months ended
(in thousands)	March 30, 2018	March 31, 2017
Cash flows provided by (used in):
Operating activities	$53,218	$25,097
Investing activities	22,946	(5,315)
Financing activities	(45,901)	(141,229)

Operating activities

During the six months ended March 30, 2018, the Company was provided $53.2 million by operating activities compared to $25.1 million during the six months ended March 31, 2017. The $28.1 million increase in cash provided was primarily due to $13.3 million of lower tax payments resulting from lower income tax rates, higher operating income and lower working capital days from the prior year.

Investing activities

During the six months ended March 30, 2018, the Company was provided $22.9 million by investing activities compared to using $5.3 million during the six months ended March 31, 2017. The $28.3 million increase in cash provided by investing activities is primarily due to $42.0 million of proceeds received for the sale of the assets of the Flexhead businesses. The increase in cash provided is partially offset by $8.8 million of increased capital expenditures representing our enhancements of our manufacturing and distribution operations as well as replacement and maintenance of existing equipment and facilities and $3.3 million of cash used for the purchase of the assets of Cii.

Financing Activities

During the six months ended March 30, 2018, the Company used $45.9 million for financing activities compared to $141.2 million used during the six months ended March 31, 2017. The use of cash was primarily related to $381.8 million of share repurchases and net repayments of $85.0 million on the ABL Credit Facility. The decrease in cash used is partially offset by $425.0 million of additional borrowing under the First Lien Term Loan Facility.

During the six months ended March 31, 2017, the Company redeemed $649.9 million of the First Lien Term Loan facility and the Second Lien Term Loan facility, partially offset by cash provided from the net borrowing of $498.8 million under the First Lien Term Loan Facility.

Contractual Obligations and Commitments

On February 2, 2018, AII entered into the (i) First Amendment to Amended and Restated First Lien Credit Agreement, by and among AII, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other financial institutions party thereto to, among other things, decrease the interest margins applicable to the ABR Loans and Eurodollar Loans to LIBOR plus 2.75%, and (ii) Increase Supplement (the "Increase Supplement") to, among other things, incur incremental first lien secured term loans in aggregate principal amount of $425.0 million. The Company used the proceeds from the Increase Supplement to 1) repurchase approximately 17.2 million shares of common stock from the CD&R Investor for a total purchase price of approximately $375 million, 2) repay $42.0 million of outstanding loans under the ABL Credit Facility and 3) pay $5.8 million in related fees and expenses. The revisions to the First Lien Term Loan were accounted for as a debt modification, resulting in immediate expensing of related financing costs of $0.9 million within other income, net on the condensed consolidated statements of operations.

The following table presents our contractual obligations and commitments for the First Lien Term Loan Facility as of March 30, 2018.

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
First Lien Term Loan Facility due December 22, 2023	$9,200	$18,400	$18,400	$871,700	$917,700
Interest payments (a)	47,618	92,650	90,833	22,287	253,388
Total	$56,818	$111,050	$109,233	$893,987	$1,171,088

(a) Interest expense is estimated based on the outstanding loan balances assuming principal payments are made according to the payment schedule and interest rates as of March 30, 2018 (5.06% for the First Lien Term Loan Facility).

There have been no other material changes in our contractual obligations and commitments since the filing of our Annual Report.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed or referenced under the caption "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 15, ''Commitments and Contingencies'' to our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

Other than as set forth in our Quarterly Report on Form 10-Q for the quarter ended December 29, 2017, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On December 15, 2017, we filed a definitive proxy statement with the SEC announcing that we expect to hold our 2019 Annual Meeting of Stockholders (the "2019 Annual Meeting") on February 5, 2019. We have set a new deadline for the receipt of stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in our proxy materials for the 2019 Annual Meeting. In order to be considered for inclusion, such proposals must be received by us at our principal executive offices no later than August 21, 2018. Stockholders wishing to bring a proposal or nominate a director at the 2019 Annual Meeting (but not include it in our proxy materials) must provide written notice of such proposal to our Secretary at our principal executive offices between October 3, 2018 and November 2, 2018 and comply with the other provisions of our second amended and restated by-laws.

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

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	May 8, 2018	By:	/s/ James A. Mallak
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)