Form 10-Q
period 2018-06-29
Atkore International Group Inc.
filed 2018-08-07
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 27, 2018, there were 46,036,941 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Nine months ended
(in thousands, except per share data)	Note	June 29, 2018	June 30, 2017 As Adjusted*	June 29, 2018	June 30, 2017 As Adjusted*
Net sales		$498,014	$397,745	$1,357,572	$1,108,127
Cost of sales		377,685	305,260	1,031,219	836,369
Gross profit		120,329	92,485	326,353	271,758
Selling, general and administrative		57,482	42,491	169,195	138,143
Intangible asset amortization	12	7,694	5,546	24,146	16,628
Operating income		55,153	44,448	133,012	116,987
Interest expense, net		12,442	5,811	28,322	20,872
Loss on extinguishment of debt		—	—	—	9,805
Other income, net	6	(1,840)	(259)	(27,516)	(6,785)
Income before income taxes		44,551	38,896	132,206	93,095
Income tax expense	7	10,352	11,431	28,260	29,313
Net income		$34,199	$27,465	$103,946	$63,782

Net income per share
Basic	8	$0.73	$0.43	$1.92	$1.01
Diluted	8	$0.70	$0.41	$1.84	$0.96

 * Adjusted due to the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information.
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended		Nine months ended
(in thousands)	Note	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net income		$34,199	$27,465	$103,946	$63,782
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment		(3,293)	916	(1,793)	(75)
Change in unrecognized loss related to pension benefit plans		65	326	194	977
Total other comprehensive (loss) income	9	(3,228)	1,242	(1,599)	902
Comprehensive income		$30,971	$28,707	$102,347	$64,684
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	June 29, 2018	September 30, 2017
Assets
Current Assets:
Cash and cash equivalents		$109,519	$45,718
Accounts receivable, less allowance for doubtful accounts of $1,547 and $1,239, respectively		260,564	224,427
Inventories, net	10	207,535	200,003
Prepaid expenses and other current assets		26,854	35,611
Total current assets		604,472	505,759
Property, plant and equipment, net	11	212,585	208,619
Intangible assets, net	12	300,406	344,289
Goodwill	12	170,340	147,716
Deferred tax assets	7	—	1,657
Non-trade receivables		6,452	7,052
Total Assets		$1,294,255	$1,215,092
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	13	$7,630	$4,215
Accounts payable		154,331	125,618
Income tax payable		1,808	2,581
Accrued compensation and employee benefits		29,997	26,387
Other current liabilities		59,111	53,036
Total current liabilities		252,877	211,837
Long-term debt	13	898,509	571,863
Deferred tax liabilities	7	19,100	17,464
Other long-term tax liabilities		6,544	6,771
Pension liabilities		23,200	25,239
Other long-term liabilities		20,262	21,047
Total Liabilities		1,220,492	854,221
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 45,972,141 and 63,305,434 shares issued and outstanding, respectively		461	634
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		443,918	423,232
Accumulated deficit		(348,455)	(42,433)
Accumulated other comprehensive loss	9	(19,581)	(17,982)
Total Equity		73,763	360,871
Total Liabilities and Equity		$1,294,255	$1,215,092
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Nine months ended
(in thousands)	Note	June 29, 2018	June 30, 2017
Operating activities:
Net income		$103,946	$63,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		49,255	40,242
Deferred income taxes	7	(4,354)	(1,748)
Gain on sale of a business	6	(27,575)	—
Loss on extinguishment of debt		—	9,805
Stock-based compensation		9,828	9,368
Other adjustments to net income		4,642	(2,457)
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		(40,160)	(16,481)
Inventories	10	(18,038)	(17,486)
Accounts payable		29,420	2,918
Other, net		13,614	(22,160)
Net cash provided by operating activities		120,578	65,783
Investing activities:
Capital expenditures		(26,314)	(15,284)
Divestiture of business		42,631	—
Acquisition of businesses, net of cash acquired		(3,350)	(19,606)
Proceeds from sale of assets held for sale		—	3,024
Other, net		1,475	74
Net cash provided by (used in) investing activities		14,442	(31,792)
Financing activities:
Borrowings under credit facility	13	309,000	—
Repayments under credit facility	13	(394,000)	—
Repayments of short-term debt	13	(5,850)	(4,200)
Repayments of long-term debt	13	(1,217)	(639,850)
Issuance of long-term debt	13	426,217	498,750
Payment for debt financing costs and fees		(5,801)	(4,375)
Issuance of common stock		10,874	12,069
Repurchase of common stock		(410,157)	—
Other, net		(114)	(15)
Net cash used for financing activities		(71,048)	(137,621)
Effects of foreign exchange rate changes on cash and cash equivalents		(171)	(449)
Increase (decrease) in cash and cash equivalents		63,801	(104,079)
Cash and cash equivalents at beginning of period		45,718	200,279
Cash and cash equivalents at end of period		$109,519	$96,200
Supplementary Cash Flow information
Capital expenditures, not yet paid		$363	$90
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 25, 2015	62,453	$626	$(2,580)	$352,505	$(173,241)	$(21,033)	$156,277
Net income	—	—	—	—	58,796	—	58,796
Cumulative effect adjustment for a change in accounting principle	—	—	—	—	1,303	—	1,303
Other comprehensive loss	—	—	—	—	—	(4,917)	(4,917)
Modification of liability award to equity-based compensation	—	—	—	43,870	—	—	43,870
Stock-based compensation	—	—	—	1,865	—	—	1,865
Issuance of common stock	5	—	—	52	—	—	52
Balance as of September 30, 2016	62,458	626	(2,580)	398,292	(113,142)	(25,950)	257,246
Net income	—	—	—	—	84,639	—	84,639
Other comprehensive income	—	—	—	—	—	7,968	7,968
Stock-based compensation	—	—	—	12,788	—	—	12,788
Issuance of common stock	1,628	16	—	12,152	—	—	12,168
Repurchase of common stock	(781)	(8)	—	—	(13,930)	—	(13,938)
Balance as of September 30, 2017	63,305	634	(2,580)	423,232	(42,433)	(17,982)	360,871
Net income	—	—	—	—	103,946	—	103,946
Other comprehensive income	—	—	—	—	—	(1,599)	(1,599)
Stock-based compensation	—	—	—	9,828	—	—	9,828
Issuance of common stock	14,844	16	—	10,858	—	—	10,874
Repurchase of common stock	(32,177)	(189)	—	—	(409,968)	—	(410,157)
Balance as of June 29, 2018	45,972	$461	$(2,580)	$443,918	$(348,455)	$(19,581)	$73,763

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

ASU	Description of ASU	Impact to Atkore	Note	Adoption Date
2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost	The ASU requires an entity to report the service cost component of pension cost and postretirement benefit cost as compensation expense during the employee's service period. The other components of net periodic pension benefit costs will be presented outside a subtotal of income from operations.	Prior to the adoption of ASU 2017-07, pension costs were reported as cost of sales and selling, general and administrative expenses on the Company's condensed consolidated statements of income. As a result of the early adoption of ASU 2017-07, the Company reclassified a net credit of $376 and $1,128 from operating income to other income, net on the condensed consolidated statements of operations for the three and nine months ended June 30, 2017, respectively.	4	2018
2017-09 Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting	The ASU does not require an entity to apply modification accounting if the fair value, vesting conditions and classification of the awards do not change.	No material impact on the consolidated financial statements.		2018

A summary of accounting guidance not yet adopted are as follows. Effective dates are on the first day of the fiscal year indicated below, unless otherwise specified.

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
		The Company will adopt the guidance in the first quarter of 2019 using the modified retrospective method. Based on the reviews and assessments performed to date, the Company expects the pattern of revenue recognition for substantially all of its businesses to be unchanged. The Company anticipates an immaterial impact to retained earnings upon adoption.	2019
2016-02 Leases (Topic 842)	The ASU requires companies to use a "right of use" lease model that assumes that each lease creates an asset (the lessee's right to use the leased asset) and a liability (the future rent payment obligations), which should be reflected on a lessee's balance sheet to fairly represent the lease transaction and the lessee's related financial obligations with terms of more than 12 months.	The Company will adopt the new lease guidance in the first quarter of fiscal 2020. The Company has established an implementation team and is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.	2020

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

The Company acquired all of the outstanding stock of Calpipe Industries, LLC ("Calpipe") on September 29, 2017 and Flexicon Limited ("Flexicon") on September 1, 2017. The Company incurred approximately $0 and $558 for acquisition-related expenses for Calpipe which were recorded as a component of selling, general and administrative expenses for the three and nine months ended June 29, 2018. On May 18, 2017, Unistrut, Ltd, a wholly-owned indirect subsidiary of the Company acquired all of the outstanding stock of Marco Cable Management.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their fair values. The following table summarizes the Level 3 fair values assigned to the net assets acquired and liabilities assumed as of the acquisition date for fiscal 2017:

(in thousands)	Calpipe	Other	Total
Fair value of consideration transferred:
Cash consideration	$110,155	$87,649	$197,804
Working capital adjustment	120	—	120
Purchase price payable	2,278	—	2,278
Settlement of pre-existing relationship	(382)	—	(382)
Total consideration transferred	112,171	87,649	199,820
Fair value of assets acquired and liabilities assumed:
Cash	5,051	8,830	13,881
Accounts receivable	10,369	7,589	17,958
Inventories	18,360	7,221	25,581
Intangible assets	54,860	40,100	94,960
Fixed assets	3,245	11,242	14,487
Accounts payable	(1,601)	(1,550)	(3,151)
Other	(8,263)	(11,485)	(19,748)
Net assets acquired	82,021	61,947	143,968
Excess purchase price attributed to goodwill acquired	$30,150	$25,702	$55,852

The following table summarizes the fair value of intangible assets as of the acquisition dates:

	Calpipe		Other
($ in thousands)	Fair Value	Weighted Average Useful Life (Years)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$50,680	9.9	$37,341	10.0
Other	4,180	8.4	2,759	8.0
Total intangible assets	$54,860	9.9	$40,100	9.9

The purchase price allocation, intangible asset values and related estimates of useful lives for Flexicon, Calpipe and Cii are preliminary, as the Company is finalizing its fair value estimates of intangible assets, fixed assets and working capital items.

The following table presents unaudited pro forma results of operations for the three and nine months ended June 30, 2017 as if the Calpipe acquisition had occurred as of the first day of fiscal 2017:

	Three months ended	Nine months ended
(in thousands)	June 30, 2017	June 30, 2017
Pro forma net sales	$415,047	$1,160,032
Pro forma net income	27,597	64,178

3. DIVESTITURES

On March 30, 2018, the Company sold the assets of FlexHead Industries, Inc. and SprinkFLEX, LLC (together "Flexhead"). The Flexhead businesses manufacture commercial flexible sprinkler head connection products for use in a variety of markets, including for industrial, commercial, cold storage, institutional and clean room applications. The cash consideration received, net assets disposed and resulting gain on sale are as follows:

(in thousands)	Flexhead
Cash consideration	$42,631
Net assets divested	15,056
Gain on sale of a business	$27,575

Gain on sale of a business includes a working capital adjustment of $838 for the three months ended June 29, 2018. Net assets divested included $2,626 of goodwill.

4. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit cost was as follows:

		Three months ended		Nine months ended
(in thousands)	Note	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Service cost		$—	$512	$—	$1,536
Interest cost		1,025	948	3,074	2,845
Expected return on plan assets		(1,604)	(1,650)	(4,811)	(4,950)
Amortization of actuarial loss		86	326	257	977
Net periodic benefit (credit) cost	6	$(493)	$136	$(1,480)	$408

During fiscal 2018, the Company adopted ASU 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. As a result, service costs are included as a component of cost of sales and selling, general and administrative expenses on the Company's condensed consolidated statements of operations. All other components of net periodic benefit costs are included as a component of other income, net on the Company's condensed consolidated statements of operations. Certain prior year amounts have been reclassified to conform to the current year presentation in our condensed consolidated financial statements. Prior to the adoption of ASU 2017-07, pension costs were reported as cost of sales and selling, general and administrative expenses on the Company's condensed consolidated statements of income. As a result of the early adoption of ASU 2017-07, the Company reclassified a net credit of $376 and $1,128 from operating income to other income, net on the condensed consolidated statements of operations for the three and nine months ended June 30, 2017, respectively.

5. RESTRUCTURING CHARGES

The liability for restructuring reserves is included within other current liabilities in the Company's condensed consolidated balance sheets as follows:

	Electrical Raceway		MP&S		Other/Corporate
(in thousands)	Severance	Other (a)	Severance	Other (a)	Severance	Total
Balance as of September 30, 2016	$841	$—	$—	$539	$—	$1,380
Charges	527	439	422	63	71	1,522
Utilization	(917)	(209)	(166)	(556)	(71)	(1,919)
Reversal	—	(230)	—	(36)	—	(266)
Exchange rate effects	(2)	—	22	—	—	20
Balance as of September 30, 2017	449	—	278	10	—	737
Charges	322	741	97	178	98	1,436
Utilization	(785)	(681)	(178)	(158)	(98)	(1,900)
Reversal	—	—	(191)	—	—	(191)
Exchange rate effects	14	—	(6)	—	—	8
Balance as of June 29, 2018	$—	$60	$—	$30	$—	$90
(a) Primarily related to Atkore's commitment to close certain facilities as part of the Company's continuing effort to streamline its manufacturing footprint. The Company recorded restructuring charges to close facilities of $600 for the nine months ending June 29, 2018 and $298 for the year ending September 30, 2017. The Company does not anticipate incurring significant future charges under these facility closures.

The Company expects to utilize all restructuring accruals as of June 29, 2018 within the next twelve months. The net restructuring charges included as a component of selling, general and administrative expenses in the Company's condensed consolidated statements of operations were as follows:

	Three months ended		Nine months ended
(in thousands)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Total restructuring charges (credits), net	$407	$(101)	$1,245	$700

6. OTHER INCOME, NET

Other income, net consisted of the following:

	Three months ended		Nine months ended
(in thousands)	June 29, 2018	June 30, 2017 As Adjusted*	June 29, 2018	June 30, 2017 As Adjusted*
Gain on sale of a business	$(838)	$—	$(27,575)	$—
Gain on sale of joint venture	—	—	—	(5,774)
Undesignated foreign currency derivative instruments	(3,757)	243	(22)	243
Foreign exchange gain (loss) on intercompany loans	3,374	(126)	795	(126)
Debt modification costs	—	—	892	—
Pension-related benefits	(493)	(376)	(1,480)	(1,128)
Other	(126)	—	(126)	—
Other income, net	$(1,840)	$(259)	$(27,516)	$(6,785)

* Adjusted due to the adoption of ASU 2017-07 as of October 1, 2017. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information.

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

The Company has estimated the impact of the new legislation on its financial position based on information currently available and will continue to assess the impact as the year progresses and additional guidance is received. As a fiscal year filer, the Company will have a blended federal statutory rate of 24.5% for fiscal year 2018, in accordance with rules described in Section 15 of the Internal Revenue Code, and a federal statutory rate of 21.0% for fiscal year 2019 and following years. The value of the Company’s net deferred tax liability on the balance sheet decreased as a result of the newly enacted tax rates creating a tax benefit to the Company; the preliminary analysis of the impact as of the third quarter of fiscal year 2018 is an estimated decrease to the net deferred tax liability of $5,533. The Company has an accumulated earnings and profit deficit in the foreign jurisdictions in which it operates. As a result, it does not anticipate an income tax liability from the one-time transition tax on the deemed repatriation of its foreign earnings. The tax impact of the new legislation was based on the Company's best estimate. The provisional amounts incorporate assumptions made based upon the Company's current interpretation of H.R.1 and may change as the Company receives additional clarification and implementation guidance. Further adjustments to the provisional amount will be included in income from continuing operations as an adjustment to income tax expense on the Company's consolidated statements of operations through the first quarter of fiscal 2019.

For the three months ended June 29, 2018 and June 30, 2017, the Company's effective tax rate attributable to income before income taxes was 23.2% and 29.4%, respectively. For the three months ended June 29, 2018 and June 30, 2017, the Company's income tax expense was $10,352 and $11,431, respectively. The decrease in the effective tax rate was primarily due to the enactment of new tax legislation, H.R.1. on December 22, 2017, which reduced the federal statutory rate from 35.0% to 21.0%. As a fiscal year filer, the Company will have a blended federal statutory rate of 24.5% for fiscal year 2018, in accordance with rules described in Section 15 of the Internal Revenue Code, and a federal statutory rate of 21.0% for fiscal year 2019 and following years.

For the nine months ended June 29, 2018 and June 30, 2017, the Company's effective tax rate attributable to income before income taxes was 21.4% and 31.5%, respectively. For the nine months ended June 29, 2018 and June 30, 2017, the Company's income tax expense was $28,260 and $29,313 respectively. The decrease in the effective tax rate was primarily due to the tax rate reduction together with the tax benefit of the revaluation of the Company's deferred tax liabilities as a result of the enactment of H.R.1.

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

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that it has determined are more likely than not to be realized upon examination. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three and nine months ended June 29, 2018, the balance of unrecognized tax benefits decreased by $0 and $227, respectively, due to a payment upon the resolution of a state audit item. The Company is fully indemnified by its former parent for uncertain tax positions taken prior to December 22, 2010.

For the nine months ended June 29, 2018, the Company made no additional provision for U.S. or non-U.S. income taxes for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as the investments are essentially permanent in duration.

8. EARNINGS PER SHARE

The Company calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating securities as if all of the net earnings for the period had been distributed. The Company's participating securities consist of share-based payment awards that contain a non-forfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common stockholders.

Basic earnings per common share excludes dilution and is calculated by dividing the net earnings allocable to common stock by the weighted-average number of common stock outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocated to common stock by the weighted-average number of shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. Prior to the three months ended June 29, 2018, the Company calculated earnings per share by applying the treasury stock method as net income allocated to participating securities was not significant.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in thousands, except per share data)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Numerator:
Net income	$34,199	$27,465	$103,946	$63,782
Less: Undistributed earnings allocated to participating securities	422	89	1,048	161
Net income available to common shareholders	$33,777	$27,376	$102,898	$63,621

Denominator:
Basic weighted average common shares outstanding	46,262	63,817	53,592	63,239
Effect of dilutive securities: Non-participating employee stock options (1)	2,150	3,073	2,423	3,346
Diluted weighted average common shares outstanding	48,412	66,890	56,015	66,585
Basic earnings per share	$0.73	$0.43	$1.92	$1.01
Diluted earnings per share	$0.70	$0.41	$1.84	$0.96

(1) Stock options to purchase approximately 0.4 million and 0.4 million shares of common stock were outstanding during the three and nine months ended June 29, 2018, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

Stock options to purchase approximately 2.2 million and 0.2 million shares of common stock were outstanding during the three and nine months ended June 30, 2017, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component, net of tax:

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2017	$(10,445)	$(7,537)	$(17,982)
Other comprehensive income before reclassifications	—	(1,793)	(1,793)
Amounts reclassified from accumulated other comprehensive loss	194	—	194
Net current period other comprehensive (loss) income	194	(1,793)	(1,599)
Balance as of June 29, 2018	$(10,251)	$(9,330)	$(19,581)

10. INVENTORIES, NET

A majority of the Company's inventories are recorded at the lower of cost (primarily last in, first out, or "LIFO") or market. Approximately 81% and 75% of the Company's inventories were valued at the lower of LIFO cost or market at June 29, 2018 and September 30, 2017, respectively. Interim LIFO determinations, including those at June 29, 2018, are based on management's estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	June 29, 2018	September 30, 2017
Purchased materials and manufactured parts, net	$50,601	$49,168
Work in process, net	21,452	17,598
Finished goods, net	135,482	133,237
Inventories, net	$207,535	$200,003

Total inventories would be $26,653 and $4,915 higher than reported as of June 29, 2018 and September 30, 2017, respectively, if the first-in, first-out method was used for all inventories. As of June 29, 2018 and September 30, 2017, the excess and obsolete inventory reserve was $8,118 and $8,432, respectively.

11. PROPERTY, PLANT AND EQUIPMENT

As of June 29, 2018 and September 30, 2017, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	June 29, 2018	September 30, 2017
Land	$13,295	$13,296
Buildings and related improvements	107,581	105,154
Machinery and equipment	275,630	263,575
Leasehold improvements	7,150	6,744
Construction in progress	26,868	16,160
Property, plant and equipment	430,524	404,929
Accumulated depreciation	(217,939)	(196,310)
Property, plant and equipment, net	$212,585	$208,619

Depreciation expense for the three months ended June 29, 2018 and June 30, 2017 totaled $8,498 and $7,795, respectively. Depreciation expense for the nine months ended June 29, 2018 and June 30, 2017 totaled $25,109 and $23,614, respectively.

12. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical Raceway	Mechanical Products & Solutions	Total
Balance as of October 1, 2017	$108,527	$39,189	$147,716
Goodwill divested during year	—	(2,626)	(2,626)
Goodwill acquired during year	827	—	827
Purchase price adjustments	24,376	—	24,376
Exchange rate effects	47	—	47
Balance as of June 29, 2018	$133,777	$36,563	$170,340

Goodwill balances as of October 1, 2017 and June 29, 2018 include $3,924 and $43,000 of accumulated impairment losses within the Electrical Raceway and MP&S segments, respectively.

The Company assesses the recoverability of goodwill and indefinite-lived trade names on an annual basis in accordance with Accounting Standards Codification 350, "Intangibles - Goodwill and Other." The measurement date is the first day of the fourth fiscal quarter, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or the respective indefinite-lived trade name is less than the carrying value. During the nine months ended June 29, 2018, the Company sold the assets of Flexhead, which represented a portion of a reporting unit. The Company allocated the goodwill of the reporting unit to Flexhead using a relative fair value approach. The sale represented a triggering event and required the Company to perform a goodwill impairment test for the related reporting unit. The results of the test did not indicate an impairment.

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible assets:

		June 29, 2018			September 30, 2017
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$330,879	$(133,833)	$197,046	$350,129	$(118,273)	$231,856
Other	8	16,003	(5,523)	10,480	27,819	(9,266)	18,553
Total		346,882	(139,356)	207,526	377,948	(127,539)	250,409
Indefinite-lived intangible assets:
Trade names		92,880	—	92,880	93,880	—	93,880
Total		$439,762	$(139,356)	$300,406	$471,828	$(127,539)	$344,289

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Amortization expense for the three months ended June 29, 2018 and June 30, 2017 was $7,694 and $5,546, respectively. Amortization expense for the nine months ended June 29, 2018 and June 30, 2017 was $24,146 and $16,628, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2018 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2018	$7,505
2019	29,819
2020	29,260
2021	28,414
2022	28,325
2023	28,205
Thereafter	55,998

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

13. DEBT

Debt as of June 29, 2018 and September 30, 2017 was as follows:

(in thousands)	June 29, 2018	September 30, 2017
First Lien Term Loan Facility due December 22, 2023	$914,418	$495,134
ABL Credit Facility	—	85,000
Deferred financing costs	(8,598)	(4,496)
Other	319	440
Total debt	$906,139	$576,078
Less: Current portion	7,630	4,215
Long-term debt	$898,509	$571,863

The asset based credit facility ("ABL Credit Facility") has aggregate commitments of $325,000 and is guaranteed by AIH and the U.S. operating companies owned by AII. AII's availability under the ABL Credit Facility was $286,159 and $172,994 as of June 29, 2018 and September 30, 2017, respectively.

On February 2, 2018, AII entered into the (i) First Amendment to Amended and Restated First Lien Credit Agreement, by and among AII, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other financial institutions party thereto to, among other things, decrease the interest margins applicable to the ABR Loans and Eurodollar Loans to LIBOR plus 2.75%, and (ii) Increase Supplement (the "Increase Supplement") to, among other things, incur incremental first lien secured term loans in aggregate principal amount of $425.0 million. The Company used the proceeds from the Increase Supplement to 1) repurchase approximately 17.2 million shares of common stock from CD&R Allied Holdings, L.P. ("the CD&R Investor") for a total purchase price of approximately $375 million, 2) repay $42.0 million of outstanding loans under the ABL Credit Facility and 3) pay $5.8 million in related fees and expenses. The revisions to the First Lien Term Loan were accounted for as a debt modification, resulting in immediate expensing of related financing costs of $892 within other income, net on the condensed consolidated statements of operations for the nine months ended June 29, 2018.

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

The total notional amount of undesignated forward currency contracts were £48.3 million and £52.6 million as of June 29, 2018 and September 30, 2017, respectively. Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the Company's assets and liabilities measured at fair value:

	June 29, 2018			September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$79,132	$—	$—	$571	$—	$—
Liabilities
Forward currency contracts	—	2,612	—	—	2,936	—

The Company's remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	June 29, 2018		September 30, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan Facility due December 22, 2023	$915,400	$914,027	$496,250	$498,979

In determining the approximate fair value of its long-term debt, the Company used the trading value among financial institutions, which were classified within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

15. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of June 29, 2018, such obligations were $145,899 for the rest of fiscal year 2018 and $2,601 for fiscal year 2019. These amounts represent open purchase orders for materials used in production.

Legal Contingencies — The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd., including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company's total product liability reserves for Special Products Claims and other product liability matters were $4,763 and $5,872 as of June 29, 2018 and September 30, 2017, respectively. As of June 29, 2018, the Company believes that the range of losses for Special Products Claims and other product liabilities is between $3,000 and $10,000.

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

During fiscal 2017, the U.S. Department of Commerce ruled on a scope request in relation to an Antidumping Duty Order for Malleable Iron Pipe Fittings from China. The ruling subjects certain of the Company's imports of conduit fittings within the Atkore Steel Components Inc. (ASCI) business (acquired in November 2014) to antidumping duties, which are incremental to the duties previously paid upon importation. The Company appealed the scope decision and established an accrual of $7,501 during second quarter of fiscal 2017 for the related contingent liability with the related expense recorded in selling, general and administrative expenses in the Company's condensed consolidated statements of operations which covers the post-acquisition period through the date of the scope ruling. On appeal, the Court of International Trade ordered the Department of Commerce to re-examine certain aspects of its prior scope ruling, and after doing so, the Department filed an amended scope ruling for the Court’s consideration. The amended scope ruling finds the ASCI products, at issue in the matter, outside the scope of the aforesaid Antidumping Duty Order. On August 3, 2018, the Court sustained Commerce’s new scope determination and entered judgment thereupon.  As Commerce implements this new ruling with instructions to its offices at various ports, the Company will seek to recover certain anti-dumping duties.  Commerce has a 60-day period to appeal the Court’s decision.  The Company will review related accruals and adjust as deemed appropriate subject to the outcome of the appeal process.

In addition to the matters discussed above, from time to time, the Company is subject to a number of disputes, administrative proceedings and other claims arising out of the ordinary conduct of the Company's business. These matters generally relate to disputes arising out of the use or installation of the Company's products, product liability litigation, contract disputes, patent infringement accusations, employment matters, personal injury claims and similar matters. On the basis of information currently available to the Company, it does not believe that existing proceedings and claims will have a material adverse effect on its business, financial condition, results of operations or cash flows. However, litigation is unpredictable, and the Company could incur judgments or enter into settlements for current or future claims that could adversely affect its business, financial condition, results of operations or cash flows.

16. GUARANTEES

The Company had outstanding letters of credit totaling $9,881 supporting workers' compensation and general liability insurance policies as of June 29, 2018. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $27,543 as of June 29, 2018.

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

17. RELATED PARTY TRANSACTIONS

On January 22, 2018, the Company announced a stock repurchase transaction whereby the Company agreed to repurchase from the CD&R Investor, a related party, approximately 17.2 million shares of the Company's common stock, par value $0.01 per share, at a per share price equal to $21.77, for a total purchase price of $375 million, subject to the terms and conditions set forth in the stock purchase agreement. Following the stock repurchase transaction and secondary offerings of the Company's common stock in February and May 2018, the CD&R Investor no longer owned any of the company's common stock as of June 29, 2018.

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

	Three months ended
	June 29, 2018			June 30, 2017
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$369,812	$521	$74,461	$288,111	$166	$49,661
MP&S	128,202	37	$12,013	109,634	30	$17,363
Eliminations	—	(558)		—	(196)
Consolidated operations	$498,014	$—		$397,745	$—

	Nine months ended
	June 29, 2018			June 30, 2017
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$1,010,523	$1,120	$187,025	$800,677	$980	$138,465
MP&S	347,049	74	$39,544	307,450	75	$48,601
Eliminations	—	(1,194)		—	(1,055)
Consolidated operations	$1,357,572	$—		$1,108,127	$—

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Three months ended		Nine months ended
(in thousands)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Operating segment Adjusted EBITDA
Electrical Raceway	$74,461	$49,661	$187,025	$138,465
MP&S	12,013	17,363	39,544	48,601
Total	86,474	67,024	226,569	187,066
Unallocated expenses (a)	(9,810)	(4,991)	(26,077)	(19,020)
Depreciation and amortization	(16,192)	(13,341)	(49,255)	(40,242)
Interest expense, net	(12,442)	(5,811)	(28,322)	(20,872)
Loss on extinguishment of debt	—	—	—	(9,805)
Restructuring and impairments	(407)	101	(1,245)	(700)
Stock-based compensation	(3,494)	(3,064)	(9,828)	(9,368)
Certain legal matters	—	—	(2,286)	(7,501)
Transaction costs	(768)	(845)	(2,676)	(2,543)
Gain on sale of a business	838	—	27,575	—
Gain on sale of joint venture	—	—	—	5,774
Other	352	(177)	(2,249)	10,306
Income before income taxes	$44,551	$38,896	$132,206	$93,095

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the three and nine months ended June 29, 2018 and June 30, 2017:

	Three months ended		Nine months ended
(in thousands)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net income	$34,199	$27,465	$103,946	$63,782
Interest expense, net	12,442	5,811	28,322	20,872
Income tax expense	10,352	11,431	28,260	29,313
Depreciation and amortization	16,192	13,341	49,255	40,242
Loss on extinguishment of debt	—	—	—	9,805
Restructuring and impairments (a)	407	(101)	1,245	700
Stock-based compensation (b)	3,494	3,064	9,828	9,368
Transaction costs (c)	768	845	2,676	2,543
Certain legal matters (d)	—	—	2,286	7,501
Gain on sale of a business (e)	(838)	—	(27,575)	—
Gain on sale of joint venture (f)	—	—	—	(5,774)
Other (g)	(352)	177	2,249	(10,306)
Adjusted EBITDA	$76,664	$62,033	$200,492	$168,046

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
(e) Represents pre-tax gain on sale of the assets of FlexHead on March 30, 2018. See Note 3, "Divestitures" to our unaudited condensed consolidated financial statements for further detail.
(f) Represents pre-tax gain on sale of Abahsain-Cope Saudi Arabia Ltd. joint venture.
(g) Represents other items, such as inventory reserves and adjustments, realized or unrealized gain (loss) on foreign currency transactions and release of certain indemnified uncertain tax positions.

Results of Operations

The results of operations for the three months ended June 29, 2018 and June 30, 2017 were as follows:

	Three months ended
($ in thousands)	June 29, 2018	June 30, 2017 As Adjusted*	Change	% Change
Net sales	$498,014	$397,745	$100,269	25.2%
Cost of sales	377,685	305,260	72,425	23.7%
Gross profit	120,329	92,485	27,844	30.1%
Selling, general and administrative	57,482	42,491	14,991	35.3%
Intangible asset amortization	7,694	5,546	2,148	38.7%
Operating income	55,153	44,448	10,705	24.1%
Interest expense, net	12,442	5,811	6,631	114.1%
Other income, net	(1,840)	(259)	(1,581)	610.4%
Income before income taxes	44,551	38,896	5,655	14.5%
Income tax expense	10,352	11,431	(1,079)	(9.4)%
Net income	$34,199	$27,465	$6,734	24.5%
Non-GAAP financial data
Adjusted EBITDA	$76,664	$62,033	$14,631	23.6%
Adjusted EBITDA Margin	15.4%	15.6%

* Adjusted due to the adoption of ASU 2017-07. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information.

Net sales

Change (%)
Volume	3.8%
Average selling prices	14.1%
Foreign exchange	0.5%
Acquisitions/Divestitures	6.6%
Other	0.2%
Net sales	25.2%

Net sales increased $100.3 million, or 25.2% to $498.0 million for the three months ended June 29, 2018 compared to $397.7 million for the three months ended June 30, 2017. Net sales increased $31.9 million due to the acquisitions of Marco Cable Management ("Marco"), Flexicon Limited ("Flexicon"), Calpipe Industries LLC ("Calpipe") and Communications Integrators, Inc. ("Cii") over the past twelve months, partly offset by a decrease in net sales of $5.6 million from the Flexhead divestiture. Additionally, net sales increased $56.0 million due to higher net average selling prices resulting from the pass-through impact of higher input costs of copper, steel, and freight, and increased market prices for Metal and PVC electrical conduit and fittings product categories. Lastly, net sales increased $15.2 million due to higher volume of mechanical pipe and metal framing and fittings product categories sold within the Mechanical Products & Solutions segment, partially offset by lower volume of armored cable and fittings and flexible electrical conduit and fittings product categories sold within the Electrical Raceway segment.

Cost of sales

Change (%)
Volume	3.8%
Average input costs	9.5%
Foreign exchange	0.6%
Acquisitions/Divestitures	5.5%
Other	4.3%
Cost of sales	23.7%

Cost of sales increased by $72.4 million, or 23.7% to $377.7 million for the three months ended June 29, 2018 compared to $305.3 million for the three months ended June 30, 2017. The increase was primarily due to higher input costs of steel and copper of $29.0 million, $11.7 million of higher volume of product categories sold, and higher freight costs of $13.3 million. Cost of sales also increased $20.4 million due to additional costs related to acquisitions over the past twelve months, partly offset by a reduction in costs due to the Flexhead divestiture of $3.7 million.

Selling, general and administrative

Selling, general and administrative expenses increased $15.0 million, or 35.3% to $57.5 million for the three months ended June 29, 2018 compared to $42.5 million for the three months ended June 30, 2017. The increase was primarily due to $6.8 million of higher selling, general and administrative costs resulting from acquisitions during fiscal 2017 and fiscal 2018 and $4.1 million of higher incentive-based compensation expense.

Intangible asset amortization

Intangible asset amortization expense increased $2.1 million, or 38.7% to $7.7 million for the three months ended June 29, 2018 compared to $5.5 million for the three months ended June 30, 2017 resulting from the acquisitions during fiscal 2017 and fiscal 2018. See Note 2, ''Acquisitions'' to our unaudited condensed consolidated financial statements for further detail.

Interest expense, net

Interest expense, net, increased $6.6 million, or 114.1% to $12.4 million for the three months ended June 29, 2018 compared to $5.8 million for the three months ended June 30, 2017. The increase is primarily due to our debt refinancing transactions on February 2, 2018, which resulted in additional borrowings of $425.0 million. See Note 13, ''Debt'' to our unaudited condensed consolidated financial statements for further detail.

Other income, net

Other income, net increased $1.6 million to $1.8 million for the three months ended June 29, 2018 compared to $0.3 million for the three months ended June 30, 2017 primarily due to the gain on foreign currency derivative instruments of $3.8 million, partially offset by foreign exchange losses on intercompany loans of $3.4 million. The remaining $1.2 million increase was primarily driven by the working capital adjustment on the Flexhead divestiture. See Note 3, ''Divestitures'' and Note 6, ''Other Income, net'' to our unaudited condensed consolidated financial statements for further detail.

Income tax expense

The Company's income tax rate decreased to 23.2% for the three months ended June 29, 2018 compared to 29.4% for the three months ended June 30, 2017. The decrease in the effective tax rate was primarily due to the reduction of the federal statutory rate from 35% to 21% as a result of the enactment of new tax legislation, H.R.1. on December 22, 2017. See Note 7, "Income Taxes" to our unaudited condensed consolidated financial statements for further detail.

Net income

Net income increased by $6.7 million, or 24.5% to $34.2 million for the three months ended June 29, 2018 compared to $27.5 million for the three months ended June 30, 2017 primarily due to higher operating income of $10.7 million and lower income tax expense of $1.1 million, partially offset by the higher interest expense of $6.6 million.

Adjusted EBITDA

Adjusted EBITDA increased by $14.6 million, or 23.6% to $76.7 million for the three months ended June 29, 2018 compared to $62.0 million for the three months ended June 30, 2017. The increase was primarily due to incremental Adjusted EBITDA from acquisitions during fiscal 2017 and fiscal 2018, increased market prices for Metal and PVC electrical conduit and fittings product categories and increased volume across most product categories, partially offset by higher average input costs of steel, copper and freight, higher incentive-based compensation expense and the Flexhead divestiture during the three months ended June 30, 2017.

Segment results

Electrical Raceway

	Three months ended
($ in thousands)	June 29, 2018	June 30, 2017	Change	% Change
Net sales	$370,333	$288,277	$82,056	28.5%
Adjusted EBITDA	$74,461	$49,661	$24,800	49.9%
Adjusted EBITDA Margin	20.1%	17.2%

Net sales

Change (%)
Volume	(1.0)%
Average selling prices	17.5%
Foreign exchange	0.7%
Acquisitions	11.1%
Other	0.2%
Net sales	28.5%

Net sales increased $82.1 million, or 28.5%, to $370.3 million for the three months ended June 29, 2018 compared to $288.3 million for the three months ended June 30, 2017. The increase was primarily due to the pass-through impact of higher average input costs of copper, steel and freight and increased market prices for Metal and PVC electrical conduit and fittings product categories of $50.3 million. Additionally, sales increased $31.9 million resulting from acquisitions during fiscal 2017 and fiscal 2018. The increase in sales was partially offset by lower volume of $2.9 million primarily of armored cable and fittings and flexible electrical conduit and fittings product categories.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 29, 2018 increased $24.8 million, or 49.9%, to $74.5 million from $49.7 million for the three months ended June 30, 2017. Adjusted EBITDA margins increased to 20.1% for the three months ended June 29, 2018 compared to 17.2% for the three months ended June 30, 2017. The increase in Adjusted EBITDA was largely due to the pass-through impact of higher average input cost of copper and steel, increased market prices for Metal and PVC electrical conduit and fittings product categories and incremental Adjusted EBITDA resulting from acquisitions during fiscal 2017 and fiscal 2018. The increase in Adjusted EBITDA was partially offset by an increase in freight costs and lower volume for armored cable and fittings and flexible electrical conduit and fittings product categories.

Mechanical Products & Solutions

	Three months ended
($ in thousands)	June 29, 2018	June 30, 2017	Change	% Change
Net sales	$128,239	$109,664	$18,575	16.9%
Adjusted EBITDA	$12,013	$17,363	$(5,350)	(30.8)%
Adjusted EBITDA Margin	9.4%	15.8%

Net sales

Change (%)
Volume	16.6%
Average selling prices	5.2%
Divestitures	(5.1)%
Other	0.2%
Net sales	16.9%

Net sales increased $18.6 million, or 16.9%, for the three months ended June 29, 2018 to $128.2 million compared to $109.7 million for the three months ended June 30, 2017. The increase was primarily due to $18.3 million of higher volume of product categories sold within the mechanical pipe and metal framing and fittings product categories as well as $5.7 million of higher average selling prices, partly offset by a decrease in net sales of $5.6 million from the Flexhead divestiture.

Adjusted EBITDA

Adjusted EBITDA decreased $5.4 million, or (30.8)%, to $12.0 million for the three months ended June 29, 2018 compared to $17.4 million for the three months ended June 30, 2017. Adjusted EBITDA margins decreased to 9.4% for the three months ended June 29, 2018 compared to 15.8% for the three months ended June 30, 2017. Adjusted EBITDA decreased primarily due to an increase in average input costs, which exceeded the increase in average selling prices, and the Flexhead divestiture, partially offset by higher volume of product categories sold.

The results of operations for the nine months ended June 29, 2018 and June 30, 2017 were as follows:

	Nine months ended
($ in thousands)	June 29, 2018	June 30, 2017 As Adjusted*	Change	% Change
Net sales	$1,357,572	$1,108,127	$249,445	22.5%
Cost of sales	1,031,219	836,369	194,850	23.3%
Gross profit	326,353	271,758	54,595	20.1%
Selling, general and administrative	169,195	138,143	31,052	22.5%
Intangible asset amortization	24,146	16,628	7,518	45.2%
Operating income	133,012	116,987	16,025	13.7%
Interest expense, net	28,322	20,872	7,450	35.7%
Loss on extinguishment of debt	—	9,805	(9,805)	(100.0)%
Other income, net	(27,516)	(6,785)	(20,731)	305.5%
Income before income taxes	132,206	93,095	39,111	42.0%
Income tax expense	28,260	29,313	(1,053)	(3.6)%
Net income	$103,946	$63,782	$40,164	63.0%
Non-GAAP financial data
Adjusted EBITDA	$200,492	$168,046	$32,446	19.3%
Adjusted EBITDA Margin	14.8%	15.2%

* Adjusted due to the adoption of ASU 2017-07. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information.

Net sales

Change (%)
Volume	5.0%
Average selling prices	9.0%
Foreign exchange	0.7%
Acquisitions/Divestitures	7.8%
Net sales	22.5%

Net sales increased $249.4 million, or 22.5% to $1,357.6 million for the nine months ended June 29, 2018 compared to $1,108.1 million for the nine months ended June 30, 2017. Net sales increased $99.3 million from higher average selling prices resulting from the pass-through impacts of rising input costs of copper and steel and increased market prices for Metal and PVC electrical conduit and fittings product categories. Additionally, net sales increased $92.0 million due to higher sales resulting from acquisitions during fiscal 2017 and fiscal 2018, partially offset by a decrease in net sales of $5.6 million from the Flexhead divestiture, and $55.4 million due to higher volume of product categories sold.

Cost of sales

Change (%)
Volume	4.9%
Average input costs	7.9%
Foreign exchange	0.7%
Acquisitions/Divestitures	6.4%
Other	3.4%
Cost of sales	23.3%

Cost of sales increased by $194.9 million, or 23.3% to $1,031.2 million for the nine months ended June 29, 2018 compared to $836.4 million for the nine months ended June 30, 2017. The increase was primarily due to higher input costs of steel and copper of $66.0 million, higher volume of product categories sold of $41.2 million and higher freight costs of $26.2 million. Additionally, cost of sales increased by $57.5 million related to acquisitions over the past twelve months, partially offset by the reduction of costs from the Flexhead divestiture of $3.7 million.

Selling, general and administrative

Selling, general and administrative expenses increased $31.1 million, or 22.5% to $169.2 million for the nine months ended June 29, 2018 compared to $138.1 million for the nine months ended June 30, 2017. The increase was primarily due to $18.5 million of higher selling, general and administrative costs resulting from acquisitions over the past twelve months and $7.3 million resulting from higher incentive-based compensation.

Intangible asset amortization

Intangible asset amortization expense increased $7.5 million, or 45.2% to $24.1 million for the nine months ended June 29, 2018 compared to $16.6 million for the nine months ended June 30, 2017 resulting from the amortization of intangible assets acquired related to acquisitions during fiscal 2017 and fiscal 2018. See Note 2, ''Acquisitions'' to our unaudited condensed consolidated financial statements for further detail.

Interest expense, net

Interest expense, net, increased $7.5 million, or 35.7% to $28.3 million for the nine months ended June 29, 2018 compared to $20.9 million for the nine months ended June 30, 2017. Interest expense increased $10.7 million due to our debt transactions on February 2, 2018, which resulted in additional borrowings of $425.0 million. See Note 13, ''Debt'' to our unaudited condensed consolidated financial statements for further detail.

Loss on extinguishment of debt

The $9.8 million loss on extinguishment of debt in the nine months ended June 30, 2017 related to the December 22, 2016 redemption of a portion of the Second Lien Term Loan Facility. There was no loss on extinguishment of debt during the nine months ended June 29, 2018.

Other income, net

Other income, net increased $20.7 million to $27.5 million for the nine months ended June 29, 2018 compared to $6.8 million for the nine months ended June 30, 2017 resulting primarily from the gain on the sale of the assets of the Flexhead businesses of $27.6 million, partially offset by a gain on sale of joint venture of $5.8 million for the nine months ended June 30, 2017. See Note 3, ''Divestitures'' and Note 6, ''Other Income, net'' to our unaudited condensed consolidated financial statements for further detail.

Income tax expense

The Company's income tax rate decreased to 21.4% for the nine months ended June 29, 2018 compared to 31.5% for the nine months ended June 30, 2017. The decrease in the effective tax rate was primarily due to the tax rate reduction together with the tax benefit of the revaluation of the Company's net deferred tax liabilities as a result of the enactment of new tax legislation, H.R.1., on December 22, 2017.

Net income

Net income increased by $40.2 million, or 63.0% to $103.9 million for the nine months ended June 29, 2018 compared to $63.8 million for the nine months ended June 30, 2017 primarily due to a pre-tax gain on the sale of assets of the Flexhead businesses of $27.6 million, higher operating income of $16.0 million and a loss on extinguishment of debt of $9.8 million for the nine months ended June 30, 2017, partially offset by higher interest expense of $7.5 million and a $5.8 million gain on sale of a joint venture for the nine months ended June 30, 2017.

Adjusted EBITDA

Adjusted EBITDA increased by $32.4 million, or 19.3% to $200.5 million for the nine months ended June 29, 2018 compared to $168.0 million for the nine months ended June 30, 2017. The increase was primarily due to increased market prices for Metal and PVC electrical conduit and fittings product categories, and incremental Adjusted EBITDA from acquisitions during fiscal 2017 and fiscal 2018, partially offset by higher average input costs for the MP&S segment and for armored cable and fittings product categories within the Electrical Raceway segment and the Flexhead divestiture .

Segment results

Electrical Raceway

	Nine months ended
($ in thousands)	June 29, 2018	June 30, 2017	Change	% Change
Net sales	$1,011,643	$801,657	$209,986	26.2%
Adjusted EBITDA	$187,025	$138,465	$48,560	35.1%
Adjusted EBITDA Margin	18.5%	17.3%

Net sales

Change (%)
Volume	1.9%
Average selling prices	11.8%
Foreign exchange	0.9%
Acquisitions	11.5%
Other	0.1%
Net sales	26.2%

Net sales increased $210.0 million, or 26.2%, to $1,011.6 million for the nine months ended June 29, 2018 compared to $801.7 million for the nine months ended June 30, 2017. The increase was due primarily to increased market prices for Metal and PVC electrical conduit and fittings product categories and the pass-through impact of higher input costs of copper and steel of $95.2 million. Additionally, net sales increased by $92.0 million resulting from acquisitions over the past twelve months and $14.9 million due to a higher volume of Metal and PVC electrical conduit and fittings product categories sold.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended June 29, 2018 increased $48.6 million, or 35.1%, to $187.0 million from $138.5 million for the nine months ended June 30, 2017. The increase was largely due to increased market prices for Metal and PVC electrical conduit and fittings product categories and incremental Adjusted EBITDA resulting from acquisitions during fiscal 2017 and fiscal 2018, partially offset by an increase in average input costs which exceeded our increase in average selling prices for the armored cable and fittings product category.
.

Mechanical Products & Solutions

	Nine months ended
($ in thousands)	June 29, 2018	June 30, 2017	Change	% Change
Net sales	$347,123	$307,525	$39,598	12.9%
Adjusted EBITDA	$39,544	$48,601	$(9,057)	(18.6)%
Adjusted EBITDA Margin	11.4%	15.8%

Net sales

Change (%)
Volume	13.2%
Average selling prices	1.3%
Divestitures	(1.8)%
Other	0.2%
Net sales	12.9%

Net sales increased $39.6 million, or 12.9%, for the nine months ended June 29, 2018 to $347.1 million compared to $307.5 million for the nine months ended June 30, 2017. The increase was primarily due to $40.5 million of higher volume of product categories sold, partly offset by the Flexhead divestiture of $5.6 million.

Adjusted EBITDA

Adjusted EBITDA decreased $9.1 million, or 18.6%, to $39.5 million for the nine months ended June 29, 2018 compared to $48.6 million for the nine months ended June 30, 2017. Adjusted EBITDA decreased due to an increase in average input costs, which exceeded the increase in average selling prices, and the Flexhead divestiture, partially offset by improved manufacturing productivity.

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $109.5 million as of June 29, 2018, of which $26.7 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to local country taxes if we were to repatriate such cash to the United States. Our cash and cash equivalents increased $63.8 million from September 30, 2017 primarily due to cash inflow from our continuing operations and proceeds from the sale of FlexHead.

In general, we require cash to fund working capital, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund operational needs. As of June 29, 2018, there were no outstanding borrowings under the ABL Credit Facility and $9.9 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $296.0 million and approximately $286.2 million was available under the ABL Credit Facility as of June 29, 2018. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Nine months ended
(in thousands)	June 29, 2018	June 30, 2017
Cash flows provided by (used in):
Operating activities	$120,578	$65,783
Investing activities	14,442	(31,792)
Financing activities	(71,048)	(137,621)

Operating activities

During the nine months ended June 29, 2018, the Company was provided $120.6 million by operating activities compared to $65.8 million during the nine months ended June 30, 2017. The $54.8 million increase in cash provided was primarily due to $17.1 million of lower tax payments resulting from lower income tax rates, higher operating income and lower working capital days from the prior year.

Investing activities

During the nine months ended June 29, 2018, the Company was provided $14.4 million by investing activities compared to using $31.8 million during the nine months ended June 30, 2017. The increase in cash provided by investing activities is primarily due to $42.6 million of proceeds received for the sale of the assets of the Flexhead business as well as $19.6 million cash paid for acquisitions during the nine months ended June 30, 2017. The increase in cash provided is partially offset by $26.3 million of capital expenditures representing our enhancements of our manufacturing and distribution operations as well as replacement of existing equipment and facilities and $3.3 million of cash used for the purchase of the assets of Cii during the nine months ended June 29, 2018.

Financing Activities

During the nine months ended June 29, 2018, the Company used $71.0 million for financing activities compared to $137.6 million used during the nine months ended June 30, 2017. The use of cash was primarily related to $410.2 million of share repurchases and net repayments of $85.0 million on the ABL Credit Facility. The decrease in cash used is partially offset by $425.0 million of additional borrowing under the First Lien Term Loan Facility.

During the nine months ended June 30, 2017, the Company redeemed $649.9 million of the First Lien Term Loan facility and the Second Lien Term Loan facility, partially offset by cash provided from the net borrowing of $498.8 million under the First Lien Term Loan Facility.

Contractual Obligations and Commitments

There have been no other material changes in our contractual obligations and commitments since the filing of our Quarterly Report on Form 10-Q filed May 8, 2018.

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

Item 1A. Risk Factors

Due to CD&R Allied Holdings, L.P. (the "CD&R Investor") no longer being a stockholder of the Company following their sale of the Company’s shares on May 16, 2018, the risk factor disclosed within our annual report on Form 10-K entitled "The CD&R Investor has significant influence over us and may not always exercise its influence in a way that benefits our public stockholders" is no longer applicable.

Other than as set forth above and in our Quarterly Report on Form 10-Q for the quarter ended December 29, 2017, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Mr. Williamson’s May 6, 2018 Retirement Agreement has been amended to provide that his Retirement Date shall be September 28, 2018.  All other terms of the Retirement remain unchanged.

Item 6. Exhibits

10.1#	Letter Agreement, dated May 6, 2018, by and among William Waltz, Atkore International Inc. and Atkore International Group Inc.
10.2#	Retirement Agreement, dated May 6, 2018, by and among John Williamson, Atkore International, Inc. and Atkore International Group Inc.
10.3#	First Amendment to Retirement Agreement, dated August 3, 2018, by and among John Williamson, Atkore International Inc. and Atkore International Group Inc.
31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Schema Linkbase Document
101.CAL#	XBRL Taxonomy Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Definition Linkbase Document
101.LAB#	XBRL Taxonomy Labels Linkbase Document
101.PRE#	XBRL Taxonomy Presentation Linkbase Document
#	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	August 7, 2018	By:	/s/ James A. Mallak
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)