Form 10-K
period 2018-09-30
Atkore International Group Inc.
filed 2018-11-28
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Smaller reporting company ☐
Non-accelerated filer ☐		Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common equity of Atkore International Group Inc. held by non-affiliates as of the close of business as of March 30, 2018 was $772.1 million.
The number of shares of the registrant's common stock outstanding as of November 18, 2018 was 47,079,645 shares of common stock, par value $0.01 per share.
Documents incorporated by reference:
Portions of the registrant's proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant's 2019 annual meeting of stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant's fiscal year ended September 30, 2018.

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

In a series of secondary offerings of our common stock during fiscal 2017, the CD&R Investor reduced its remaining ownership in our company to approximately 48% as of September 30, 2017. In August 2017, the Company announced that its board of directors had approved a share repurchase program for the repurchase of up to an aggregate amount of $75 million of the Company’s common stock. In January 2018, the Company announced a stock repurchase transaction whereby the Company agreed to repurchase from the CD&R Investor, a related party, approximately 17.2 million shares of the Company's common stock, par value $0.01 per share, at a per share price equal to $21.77, for a total purchase price of $375 million, subject to the terms and conditions set forth in the stock purchase agreement. Following the stock repurchase transaction in January 2018 and secondary offerings of the Company's common stock in February 2018 and May 2018, the CD&R Investor completed its exit from its investment in the Company, and, as of September 30, 2018, no longer owned any of the Company's common stock. See Item 5, ''Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities'' for additional information.

Our products

Our principal Electrical Raceway products include electrical conduit and fittings, armored cable and fittings, cable trays and mounting systems and fittings, which are critical components of the electrical infrastructure for new construction and maintenance, repair and remodel ("MR&R") markets. Our MP&S principal products are metal framing and in-line galvanized mechanical tube. Our metal framing products are used in the installation of electrical systems and various support structures. In total, we operate 30 manufacturing facilities and 28 distribution facilities that enable us to efficiently receive materials from our suppliers and deliver products to our customers. In fiscal 2018, 90% of our net sales were to customers located in the United States.

An overview of our product offerings is provided below:

	Product Category	Sample Products		Brands	Sample Product Images
Electrical Raceway	Metal Electrical Conduit and Fittings	Metal Conduit:
		•	Electrical Metallic Tubing (EMT)
		•	Intermediate Metal Conduit (IMC)
		•	Galvanized Rigid Conduit (GRC)
Metal Conduit Fittings:
		•	Elbows
		•	Couplings
		•	Nipples
		•	Conduit Bodies
PVC Electrical Conduit & Fittings
PVC Conduit:
		•	Rigid Non-Metallic Conduit (RNC)
PVC Conduit Fittings:
		•	Elbows
		•	Couplings
		•	Conduit Bodies
		•	Duct spacers

	Corrosion Resistant Conduit	•	Stainless conduit
		•	PVC coated conduit
		•	Aluminum conduit

	Flexible Electrical Conduit and Fittings	Flexible Electrical Conduit:
		•	Flexible Metallic Conduit (FMC)
		•	Liquidtight Flexible Metal Conduit (LFMC)
		•	Liquidtight Flexible Non-Metallic Conduit (LNFC)
		•	Flexible Metallic Tubing (FMT)
Flexible Electrical Conduit Fittings:
		•	Cord Connectors
		•	Angle Connectors

Armored Cable and Fittings
Armored Cable:
		•	Metal Clad Cable (MC)
		•	Armor Clad Cable (AC)
		•	Healthcare Facility Cable (HFC)
Armored Cable Fittings:
		•	Connectors
		•	Service Entry Fittings

Cable Tray & Cable Ladders
		•	Ladder Cable Tray
		•	Hat Cable Tray
		•	Channel Cable Tray
		•	I Beam Cable Tray
		•	Wire Basket Cable Tray

	Product Category	Sample Products		Brands	Sample Product Images
MP&S	Metal Framing & Fittings
		•	Channel
		•	Channel Fittings
		•	Pipe Clamps/Hangers
		•	Concrete Inserts

Construction Services
		•	Design, Fabrication and Installation Services
		•	Modular support structures
		•	Fall protection

Mechanical Pipe
		•	In-line galvanized mechanical tube
		•	Non-galvanized tube
		•	Fabrication services

Barbed Tape
		•	Security Confinement
		•	Power Station
		•	Military/Border
		•	Law Enforcement

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

Distribution-based sales accounted for approximately 86% of our net sales for fiscal 2018. We distribute our products to electrical and industrial distributors from our manufacturing and distribution facilities as well as from over 50 dedicated distribution facilities operated by our agents. Our products are also stocked by electrical and industrial distributors who are located in major cities and towns across the United States. Some of our products are purchased by OEMs and used as part of their products and solutions in applications such as utility solar framing, conveyor systems and fabric cover buildings. OEM sales accounted for approximately 14% of our net sales for fiscal 2018.

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

Customers

Our sales and marketing processes are primarily focused on serving our immediate customers, including electrical, industrial and specialty distributors and OEMs. We believe customers view us as offering a strong value proposition based on our broad product offering, strong brands, short order cycle times, reliability and consistent product quality. For each of fiscal 2018, 2017 and 2016, approximately 90%, 91% and 92%, respectively, of our net sales were sold to customers located in the United States. Our net sales by geographic area were as follows:

	Fiscal Year Ended
(in millions)	September 30, 2018	September 30, 2017	September 30, 2016
United States	$1,652	$1,368	$1,396
International	183	136	127
Total	$1,835	$1,504	$1,523

In fiscal 2018, our top ten customers accounted for approximately 33% of net sales. No single customer, even after consolidating all branches of such customer, which often make independent purchasing decisions, accounted for more than 10% of our net sales in fiscal 2018, 2017 or 2016. Our customers include global electrical distributors (such as Consolidated Electrical Distributors, Inc., Graybar Electric Company, Rexel, Sonepar S.A. and Wesco International, Inc.), independent electrical distributors including super-regional electrical distributors (such as U.S. Electrical Services Inc., Crescent Electric Supply Co. and United Electric Supply Company, Inc.) and members of buying groups (such as Affiliated Distributors, Inc. and IMARK Group, Inc.) as well as industrial distributors and big-box retailers (such as The Home Depot, Inc., Fastenal Company, HD Supply Holdings, Inc., McMaster-Carr Supply Co., Menard, Inc. and W.W. Grainger, Inc.).

Suppliers and Raw Materials

We use a variety of raw materials in the manufacture of our products. Our primary raw materials are steel, copper and polyvinyl chloride ("PVC") resin. We believe that sources for these raw materials are well-established, generally available on world markets and are in sufficient quantity that we may avoid disruption to our business if we encountered an interruption from one of our existing suppliers. Our primary suppliers of steel are ArcelorMittal, AK Steel and Nucor; our primary suppliers of copper are AmRod and Freeport McMoran; and our primary suppliers of PVC resin are Westlake, Formosa and Oxy Vinyls. We strive to maintain strong relationships with our suppliers.

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

Manufacturing

We currently manufacture products in 30 facilities and operate a total footprint of approximately 5 million square feet of manufacturing and distribution space in six countries. Our headquarters are located in Harvey, Illinois, which is also the location of our largest manufacturing facility. Similar to our distribution footprint, our manufacturing footprint is currently concentrated in the United States, with additional facilities in Australia, China, New Zealand and the United Kingdom.

With respect to our tube and conduit products, we believe we are a technology leader in the in-line galvanizing manufacturing process and have developed specialized equipment that enables us to produce a variety of low-cost high-quality galvanized tube products. Our subsidiary, Allied Tube & Conduit Corporation, or "Allied Tube," developed an in-line galvanizing technique (Flo-Coat) in which zinc is applied in a continuous process when the tube and pipe are formed. The Flo-

Coat galvanizing process provides superior zinc coverage of fabricated metal products for rust prevention and lower cost manufacturing than traditional hot-dip galvanization.

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

There are many competitors in each of our segments. The main competitors in each of these segments are listed below:

Electrical Raceway: ABB Ltd., Eaton Corporation plc, nVent Electric plc, Hubbell Incorporated, Zekelman Industries, Inc., Republic Conduit, Inc., Southwire Company, LLC, and Encore Wire Corporation plc

Mechanical Products & Solutions:

•	Metal Framing: B-Line (part of Eaton Corporation plc), Thomas & Betts (part of ABB Ltd.) and Haydon Corporation

•	Mechanical Tube: Zekelman Industries, Inc.

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

We own a portfolio of patents and trademarks. Other than licenses to commercially available third-party software, we do not believe that any of our licenses to third-party intellectual property are material to our business taken as a whole. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. We rely on both trademark registration and common law protection for trademarks. Trademark rights may potentially extend indefinitely and are dependent upon national laws and use of the trademarks.

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

Management of Information Technology Systems

Historically, information technology has not been a significant differentiator for us in our markets, however, we believe that ease of doing business with us will become increasingly important to our growth. Currently, we operate our business using widely commercially available hardware and software products with well-developed support services. In addition to these widely available IT products, we developed a new application for our agents which we believe will improve the overall order entry process. Additionally, during fiscal 2016, we invested more than $6.0 million and installed and implemented a new general ledger and financial reporting system for the entire Company replacing a number of systems used in various parts of the Company. We have also chosen to migrate our email service and various other information technology services to a cloud computing platform hosted by Microsoft. During fiscal 2017, we launched an 18-month project that establishes an integrated system for order management, advanced warehouse management, finished goods inventory management and accounts receivable. We invested more than $10.0 million to date for this project, which went live in the fourth quarter of fiscal 2018.

Employees

As of September 30, 2018, we employed approximately 3,500 total full-time equivalent employees of whom approximately 13% are temporary or contract workers. Our employees are primarily located in the United States, with about 14% employed at our international locations in Australia, Canada, China, New Zealand and the United Kingdom.

As of September 30, 2018, approximately 26% of our employees globally were represented by a union under a collective bargaining agreement. All unions are either located in the United States or Canada with no unions or Worker's Councils at any of our other locations abroad.

From time to time our collective bargaining agreements expire and come up for re-negotiation. Our collective bargaining agreement for our New Bedford Massachusetts facility expired in February 2018, and we successfully negotiated a new agreement which now expires in February 2023. Our Harvey, Illinois Special Metal Processing Facility agreement with the United Steelworkers Union, involving a bargaining unit of 12 employees, expired on November 11, 2018. We anticipate that the new collective bargaining agreement will be ratified by the union members within calendar 2018. Our Harvey Illinois collective bargaining agreement with the United Steelworkers, involving nearly 400 represented employees, does not expire until April 2020. We believe our relationship with our employees is good.

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

In October 2013, the State of Illinois filed a complaint against our subsidiary Allied Tube, alleging violations of the Illinois Environmental Protection Act relating to discharges to a storm sewer system that terminates at Allied Tube's Harvey, Illinois manufacturing facility. The State sought an injunction ordering Allied Tube to take immediate corrective action to abate the alleged violations and civil penalties as permitted by applicable law. Allied Tube has reviewed management practices and made improvements to its diesel fuel storage and truck maintenance areas to resolve the State's claims. We entered into a consent order that required Allied Tube to pay a nominal penalty, install base low-flow oil and water separation equipment and take certain additional remedial actions to resolve the State's claims. We do not currently expect that any remaining obligations would have a material effect on our financial condition, results of operations or cash flows.

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

Available Information

We make available free of charge through our website, http://investors.atkore.com/sec-filings, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), and all amendments to those reports simultaneously or as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our reports are also available free of charge on the SEC’s website, www.sec.gov.

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

Our business is largely dependent on the non-residential construction industry. Approximately 39% of our net sales in fiscal 2018 were directly related to United States new non-residential construction. For new construction, we estimate that our product installation typically lags United States non-residential starts by six to twelve months. The United States non-residential construction industry is cyclical, with product demand based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. United States non-residential construction starts, as reported by Dodge, reached a historic low of 680 million square feet in our fiscal 2010 and increased to 1,151 million square feet in our fiscal 2018, which remains below historical levels. We expect to capitalize on any further recovery in non-residential construction activity over the coming years and potentially drive higher margins by leveraging the scalability of our operations.

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

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act of 2017 ("TCJA"), which reforms major aspects of the U.S. federal income tax law affecting the Company. Some of the provisions of TCJA have the potential to affect the Company adversely, including but not limited to:

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

The above list is not comprehensive and represents the Company's current views on the potential impacts of the TCJA; however these views are subject to change as additional guidance becomes available and further analysis is completed. Elements of the tax reform may be substantially revised through the legislative process, or may never be implemented. To the extent that such changes, if any, have a negative effect on us or the industries we serve, including as a result of related uncertainty, these changes may materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Although, on an aggregate basis in the current year, we have successfully recovered increases in raw material prices through price increases in our products, we may not always be completely successful in managing market fluctuations in the future. In addition, in periods of declining prices for our raw materials we may face pricing pressure from our customers. We generally sell our products on a spot basis (and not under long-term contracts). Any increase in raw material prices that is not offset by an increase in our prices, or our inability to maintain price levels in an environment of declining raw material prices, could materially and adversely affect our business, financial position, results of operations or cash flows.

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

Our business, financial position, results of operations or cash flows could be materially and adversely affected by the level of similar product imports into the United States, as well as U.S. trade policy and practices.

A substantial portion of our revenue is generated through our operations in the United States. Although we have not been substantially impacted by imports historically, imports of products similar to those manufactured by us may reduce the volume of products sold by domestic producers and depress the selling prices of our products and those of our competitors.

We believe import levels are affected by, among other things, overall worldwide product demand, the trade practices of foreign governments, the cost of freight, the challenges involved in shipping, government subsidies to foreign producers and governmentally imposed trade restrictions, such as quotas, tariffs, and other trade barriers in the United States. Increased imports of products similar to those manufactured by us in the United States could materially and adversely affect our business, financial position, results of operations or cash flows.

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

Certain of our customers, in particular buying groups representing consortia of independent electrical distributors, national electrical distributors, OEMs, data centers and medical center general contractors are material to our business, financial position, results of operations and cash flows because they account for a significant portion of our net sales. In fiscal 2018, although no single customer accounted for more than 10% of our net sales, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 33% of our net sales. Our percentage of sales to our major customers may increase if we are successful in pursuing our strategy of broadening the range of products we sell to existing customers. In such an event, or in the event of any consolidation in certain segments we serve, including retailers selling building products, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. Our top customers may also be able to exert influences on us with respect to pricing, delivery, payment or other terms.

A significant asset included in our working capital is accounts receivable from customers. As of September 30, 2018, one customer, Sonepar Management US, Inc., represented 11% of the Company's accounts receivable balance due to increased sales in the last 60 days of the year. See Note 19, ''Segment Information'' to the accompanying consolidated financial statements included elsewhere in this Annual Report. If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our business, financial position, results of operations or cash flows could be materially and adversely affected. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management's expectations. Deterioration in the credit quality of several major customers at the same time could materially and adversely affect our business, financial position, results of operations or cash flows.

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

Our working capital needs fluctuate based on economic activity and the market prices for our main raw materials, which are predominantly steel, copper and PVC resin. We require significant working capital to purchase these raw materials and sell our products efficiently and profitably to our customers. We are typically obligated to pay for our raw material purchases within 10 and 30 days of receipt, while we generally collect cash from the sale of manufactured products between 40 and 50 days from the point at which title and risk of loss transfers. If our working capital requirements increase and we are unable to finance our working capital on terms and conditions acceptable to us, we may not be able to obtain raw materials to respond to customer demand, which could result in a loss of sales. Our average working capital days during fiscal 2018 was 62 days.

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

As of September 30, 2018, approximately 26% of our United States employees were represented with a collective bargaining agreement by labor unions. A work stoppage or other interruption of production could occur at our facilities as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress, or for other reasons. A work stoppage or interruption of production at our facilities, due to labor disputes, shortages of supplies or any other reason could materially and adversely affect our business, financial position, results of operations or cash flows. See Item 1, ''Business—Employees."

If we are unable to hire, engage and retain key personnel, our business, financial position, results of operations or cash flows could be materially and adversely affected.

We are dependent, in part, on our continued ability to hire, engage and retain key employees at our operations around the world. Additionally, we rely upon experienced managerial, marketing and support personnel to effectively manage our business and to successfully promote our wide range of products. If we do not succeed in engaging and retaining key employees and other personnel, or if we do not succeed in facilitating transitions of new key personnel, we may be unable to meet our objectives and, as a result, our business, financial position, results of operations or cash flows could be materially and adversely affected.

We have financial obligations relating to pension plans that we maintain in the United States.

We provide pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible United States employees. As of September 30, 2018, we estimated that our pension plans were underfunded by approximately $17 million. The funded status represents five plans, all of which are frozen and do not accrue any additional service cost. As such, the funded status is primarily impacted by the performance of the underlying assets supporting the plan and changes in interest rates or other factors, which may trigger additional cash contributions. Our pension obligation is calculated annually and is based on several assumptions, including then-prevailing conditions, which may change from year to year. If in any year our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

We may be required to recognize goodwill, intangible assets or other long-lived asset impairment charges.

As of September 30, 2018, we had goodwill of $170.1 million, intangible assets of $291.9 million, and other long-lived assets of $214.9 million. Goodwill and indefinite-lived intangible assets are not amortized and are subject to impairment testing at least annually. Future events, such as declines in our cash flow projections or customer demand, may cause impairments of our goodwill or long-lived assets based on factors such as the price of our common stock, projected cash flows, assumptions used, control premiums or other variables.

In addition, if we divest long-lived assets at prices below their asset value, we must write them down to fair value resulting in long-lived asset impairment charges, which could adversely affect our financial position or results of operations. For example, in fiscal 2015 we recorded asset impairments of $27.9 million primarily related to our announced Fence and Sprinkler exit. See Note 13, ''Goodwill and Intangible Assets'' to the accompanying consolidated financial statements included elsewhere in this Annual Report. We cannot accurately predict the amount and timing of any impairment of assets, and we may be required to recognize goodwill or other asset impairment charges which could materially and adversely affect our results of operations.

We are subject to certain safety and labor risks associated with the manufacture and testing of our products.

As of September 30, 2018, we employed approximately 3,500 total full-time equivalent employees, a significant percentage of whom work at our 30 manufacturing facilities. Our business involves complex manufacturing processes and there is a risk that an accident resulting in property damage, personal injury or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test such products under rigorous conditions, which could potentially result in injury or death. The outcome of any personal injury, wrongful death or other litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith or negative effects on employee morale, could have a negative effect on our business, financial position, results of operations or cash flows. In addition, any accident could result in manufacturing or product delays, which could negatively affect our business, financial position, results of operations or cash flows.

The nature of our business exposes us to product liability, construction defect and warranty claims and litigation as well as other legal proceedings, which could materially and adversely affect our business, financial position, results of operations or cash flows.

We are exposed to construction defect and product liability claims relating to our various products if our products do not meet customer expectations. Such claims and liabilities may arise out of the quality of raw materials or component parts we purchase from third-party suppliers, over which we do not have direct control, or due to our fabrication, assembly, or damage in shipment of our products. In addition, we warrant certain of our products to be free of certain defects and could incur costs related to paying warranty claims in connection with defective products. We cannot assure you that we will not experience material losses or that we will not incur significant costs to defend or pay for such claims.

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

Our use of contractual provisions, confidentiality procedures and agreements, and patent, trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. We have registered intellectual property (mainly trademarks and patents) in more than 85 countries. Because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in foreign countries as we would in the United States.

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

We continually seek to develop products and solutions that allow us to stay at the forefront of the needs of the Electrical Raceway and MP&S markets. The success of new products depends on a variety of factors, including but not limited to, timely and successful product development, the effective consummation of strategic acquisitions, market acceptance and demand, competitive response, protection of associated intellectual property and avoidance of third-party infringement of the Company's intellectual property, our ability to manage risks associated with product life cycles, the effective management of inventory and purchase commitments, the availability and cost of raw materials and the quality of our initial products during the initial period of introduction. Some of the foregoing factors are beyond our control and we cannot fully predict the ultimate success of the introduction of new products, especially in the early stages of innovation. In introducing new products and implementing our innovation strategies, any delays, unexpected costs, diversion of resources, loss of key employees or other setbacks could materially and adversely affect our business, financial position, results of operations or cash flows.

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

In connection with any acquisitions or joint ventures, we may acquire liabilities or defects such as legal claims, including but not limited to third-party liability and other tort claims; claims for breach of contract; employment-related claims; environmental liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; liability for hazardous materials; or tax liabilities. If we acquire any of these liabilities, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. In addition, we may indemnify a counterparty in a divestiture for certain liabilities of the subsidiary or operations subject to the divestiture transaction. These liabilities, if they materialize, could materially and adversely affect our business, financial position, results of operations or cash flows.

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

We have operations in Australia, Canada, China, New Zealand and the United Kingdom and sell our products in many additional countries. As we acquire additional businesses, we often become responsible for such businesses' prior violations of anti-corruption laws, if any. Our internal policies provide for compliance with all applicable anti-corruption laws for us, third-party representatives, distributors and our joint venture operations. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations in the future. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from unauthorized reckless or criminal acts committed by our employees, agents or joint venture partners. In the event that we believe or have reason to believe that our employees, agents or distributors have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of September 30, 2018, we had approximately $912.2 million of total long-term consolidated indebtedness outstanding (including current portion) under AII's credit facilities ("Credit Facilities"), which consist of: (i) an asset-based credit facility ("ABL Credit Facility"); and (ii) the first lien term loan facility (the "First Lien Term Loan Facility"). As of September 30, 2018, AII had $315.1 million of available borrowing capacity under the ABL Credit Facility and there were no outstanding borrowings (excluding $9.9 million of letters of credit issued under the facility). Our indebtedness could have important consequences to you. Because of our indebtedness:

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the credit agreements governing the Credit Facilities do not fully prohibit our subsidiaries from incurring additional debt. If our subsidiaries are in compliance with certain coverage ratios set forth in the agreements governing the Credit Facilities, they may be able to incur substantial additional indebtedness, which may increase the risks created by our current indebtedness. Subject to certain conditions and without the consent of the then existing lenders, the loans under the First Lien Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to $235.0 million, plus an additional amount not to exceed specified coverage ratios. In addition, subject to certain conditions and without the consent of the then existing lenders, the loans under the ABL Credit Facility may be expanded by up to $100 million, and the credit agreements governing the Credit Facilities allow for up to $50.0 million of second lien facilities, plus an additional amount not to exceed a specified leverage ratio. As of September 30, 2018, we were able to borrow an additional $315.1 million under the ABL Credit Facility.

Increases in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

A significant portion of our outstanding indebtedness bears interest or will bear interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially and adversely affect our business, financial position, results of operations or cash flows. As of September 30, 2018, LIBOR exceeded 1.00%; therefore, each one percentage point change in interest rates would have resulted in a change of approximately $9.3 million in the annual interest expense on the First Lien Term Loan Facility. As of September 30, 2018, assuming availability was fully utilized, each one percentage point change in interest rates would have resulted in a change of approximately $3.3 million in annual interest expense on the ABL Credit Facility. Additionally, if the ABL Credit Facility were fully utilized, the margin we pay on borrowings would increase by 0.50% from the current level and we would incur additional interest expense of $1.6 million. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our indebtedness, thereby affecting our profitability.

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

The restrictions in the Credit Facilities may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. Additionally, we may be required to make accelerated payments due to the covenants and restrictions contained in the Credit Facilities. We may be unable to refinance our indebtedness, at maturity or otherwise, on terms acceptable to us or at all.

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

Our ability to increase or refinance our indebtedness could become more difficult or expensive upon the adoption of the new leasing accounting standard which requires companies to show all off-balance sheet operating leases as liabilities on the balance sheet.

                The Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-02, Leases which the Company is required to adopt for its 2020 fiscal year.  Under this ASU, operating leases are classified as liabilities on the balance sheet.  These operating leases are currently treated as off-balance sheet financing under generally accepted accounting principles currently effective for Atkore. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' to the accompanying consolidated financial statements included elsewhere in this Annual Report. Though the terms and conditions of our current debt agreements relating to covenants and restrictions are not impacted by this change as they incorporate the adoption of the ASU, our ability to increase or refinance our indebtedness could become more difficult or expensive given the additional liabilities that will be included on our balance sheet subsequent to the adoption of the ASU.

Our ability to generate the significant amount of cash needed to pay interest and principal on our indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

Atkore International Group, Inc. ("AIG"), AII, and AIH are each holding companies, and as such they have no independent operations or material assets other than ownership of equity interests in their respective subsidiaries. AIG, AII and AIH each depend on their respective subsidiaries to distribute funds to them so that they may pay obligations and expenses, including satisfying obligations with respect to indebtedness. Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness depends on the financial and operating performance of our subsidiaries and their ability to make distributions and dividends to us, which, in turn, depends on their results of operations, cash flows, cash requirements, financial position and general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control.

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

Risks Related to Our Common Stock

AIG is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.

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

The market price of our common stock may be volatile and could decline.

The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:

•	industry or general market conditions;

•	domestic and international economic factors unrelated to our performance;

•	changes in our customers' preferences;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	lawsuits, enforcement actions and other claims by third parties or governmental authorities;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in securities analysts' estimates of our financial performance or lack of research coverage and reports by industry analysts;

•	action by institutional stockholders or other large stockholders, including future sales of our common stock;

•	failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;

•	announcements by us of significant impairment charges;

•	speculation in the press or investment community;

•	investor perception of us and our industry;

•	changes in market valuations or earnings of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;

•	war, terrorist acts and epidemic disease;

•	any future sales of our common stock or other securities;

•	additions or departures of key personnel; and

•	misconduct or other improper actions of our employees.

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
In August 2017, the Company announced that its board of directors had approved a share repurchase program for the repurchase of up to an aggregate amount of $75 million of the Company’s common stock. Share repurchases under the program have been and we expect will continue to be funded with cash on hand. The amount and timing of share repurchases will be based on a variety of factors. Important factors that could cause the Company to limit, suspend or delay its share repurchases include unfavorable trading market conditions, the price of the Company's common stock, the nature of other investment opportunities presented to us from time to time, the ability to obtain financing at attractive rates and the availability of U.S. cash. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

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

Fulfilling our obligations incident to being a public company, including compliance with the requirements of the Exchange Act, and related rules under the Sarbanes-Oxley Act of 2002, or the "Sarbanes-Oxley Act," and the Dodd-Frank Act, is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations and our stock price.

Our IPO was completed in June 2016. As a public company, we are subject to the reporting, accounting and corporate governance requirements of the NYSE, the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act that apply to issuers of listed equity, which impose certain significant compliance requirements, costs and obligations upon us. The changes necessitated by being a publicly listed company require a significant commitment of additional resources and management oversight which increase our operating costs. Further, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. In addition, we may identify control deficiencies which could result in a material weakness or significant deficiency. In the past, we have identified material weaknesses, all of which have since been remediated. We did not identify any material weaknesses for fiscal 2018.

The expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors' fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to define and expand the roles and the duties of our board of directors and its committees and institute more comprehensive compliance and investor relations functions. Failure to comply with the Sarbanes-Oxley Act or Dodd-Frank Act could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities.

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

•	limit the ability of stockholders to remove directors;

•	provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;

•	prohibit stockholders from calling special meetings of stockholders;

•	prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of stockholders;

•	establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders; and

•
require the approval of holders of at least 66⅔% of the outstanding shares of our common stock to amend our amended and restated by-laws and certain provisions of our amended and restated certificate of incorporation.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if the provisions are viewed as discouraging takeover attempts in the future.

Our amended and restated certificate of incorporation and amended and restated by-laws may also make it difficult for stockholders to replace or remove our management. Furthermore, the existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

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

Our amended and restated certificate of incorporation contains provisions permitted under the action asserting a claim arising under the General Corporation Law of the State of Delaware ("DGCL") relating to the liability of directors. These provisions eliminate a director's personal liability to the fullest extent permitted by the DGCL for monetary damages resulting from a breach of fiduciary duty, except in circumstances involving:

•	any breach of the director's duty of loyalty;

•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;

•	Section 174 of the DGCL (unlawful dividends); or

•	any transaction from which the director derives an improper personal benefit.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in owned premises at 16100 South Lathrop Avenue, Harvey, Illinois. We and our operating companies own and lease a variety of facilities, principally in the United States, for manufacturing, distribution and light assembly. Our manufacturing, distribution and assembly centers are strategically located to optimize route efficiency, market coverage and overhead. The following chart identifies the number of owned and leased facilities used by each of our reportable segments as of September 30, 2018. We believe that these facilities, when considered with our corporate headquarters, offices and warehouses are suitable and adequate to support the current needs of our business.

Reportable Segment	Owned Facilities	Leased Facilities
Electrical Raceway	7	31
Mechanical Products & Solutions	7	13
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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market Prices

Shares of our common stock have traded on the NYSE under the symbol ATKR since June 10, 2016.

** Assumes $100 invested on June 10, 2016 in stock or index, including reinvestment of dividends.

The following group of 10 public companies represents the Company's peer group:

•	nVent Electric plc	•	Eaton Corp. Plc
•	Schneider Electric SE	•	Hubbell Incorporated Class B
•	ABB Ltd. Sponsored ADR	•	Littelfuse, Inc.
•	Acuity Brands	•	Legrand SA
•	AZZ Inc.	•	NCI Building Systems, Inc.

Holders

As of November 18, 2018, there was one stockholder of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

We have not and do not currently intend to declare or pay dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to repay debt, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. Our ability to pay dividends to holders of our common stock is significantly limited as a practical matter by the Credit Facilities insofar as we may seek to pay dividends out of funds made available to us by AII or its subsidiaries, because AII's debt instruments directly or indirectly restrict AII's ability to pay dividends or make loans to us. Any future determination to pay dividends on our common stock will be subject to the discretion of our board of directors and depends upon various factors, including our results of operations, financial condition, liquidity requirements, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by Delaware law, general business conditions and other factors that our board of directors may deem relevant.

Issuer Purchases of Equity Securities

The following table shows our purchases of our common stock during fiscal 2018 and 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
August 1, 2017 - August 31, 2017	80.9	$16.49	80.9	$73,666
September 1, 2017 - September 30, 2017	700.5	$17.95	700.5	$61,092
October 1, 2017 - October 31, 2017	89.6	$18.91	89.6	$59,398
November 1, 2017 - November 30, 2017	260.3	$18.99	260.3	$54,455
December 1, 2017 - December 31, 2017	1.8	$20.49	1.8	$54,418
February 1, 2018 - February 28, 2018	17,225.5	$21.77	17,225.5	$54,418
March 1, 2018 - March 31, 2018	6.4	$19.50	6.4	$54,293
May 1, 2018 - May 31, 2018	1,333.1	$20.81	1,333.1	$26,551
June 1, 2018 - June 30, 2018	25.5	$20.95	25.5	$26,017
July 1, 2018 - July 31, 2018	77.9	$20.90	77.9	$24,389
Total	19,801.5		19,801.5

(1) In August 2017, the Company announced that its board of directors had approved a share repurchase program for the repurchase of up to an aggregate amount of $75 million of the Company’s common stock. In January 2018, the Company announced a stock repurchase transaction whereby the Company agreed to repurchase from the CD&R Investor, a related party, approximately 17.2 million shares of the Company's common stock, par value $0.01 per share, at a per share price equal to $21.77, for a total purchase price of $375 million, subject to the terms and conditions set forth in the stock purchase agreement. The share repurchase program will be funded from our available cash balances. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be terminated at any time at our discretion. As of September 30, 2018, there were approximately $24.4 million of authorized repurchases remaining.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information, as of September 30, 2018, about the amount of common shares to be issued upon the exercise of outstanding options, performance share options ("PSUs") and restricted stock units ("RSUs") granted under the Omnibus Incentive Plan ("Omnibus Incentive Plan").

	Equity Compensation Plan Information
(share amounts in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in (1))
	(1)
Equity compensation plans approved by shareholders	3,562	$9.91	2,189
Equity compensation plans not approved by shareholders	—	—	—
Total	3,562	$9.91	2,189

(1) Includes 2,605 stock options, 307 PSUs and 650 RSUs granted to officers pursuant to the Omnibus Incentive Plan. Shares underlying RSUs and PSUs are deliverable without payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted-average exercise price of outstanding options. PSUs are reflected at the target level of performance. For a description of the Omnibus Incentive Plan, see Note 5, ''Stock Incentive Plan'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in fiscal 2018.

Item 6. Selected Financial Data

The following tables set forth selected historical financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of September 30, 2018 and September 30, 2017 and for the fiscal years ended September 30, 2018, September 30, 2017 and September 30, 2016 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The selected historical consolidated financial data as of September 30, 2016, September 25, 2015 and September 26, 2014 and for the years ended September 25, 2015 and September 26, 2014 have been derived from our audited consolidated financial statements and related notes not included in this Annual Report. The selected financial data presented below should be read in conjunction with Item 7, ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the consolidated financial statements and related notes included in Item 8, ''Financial Statements and Supplementary Data'' of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period.

(in thousands, except per share data)	September 30, 2018 (1)	September 30, 2017 (2)	September 30, 2016	September 25, 2015 (3)	September 26, 2014 (4)
Statement of Operations Data:
Net sales	$1,835,139	$1,503,934	$1,523,384	$1,729,168	$1,702,838
Net income (loss)	$136,645	$84,639	$58,796	$(4,955)	$(73,948)
Convertible preferred stock and dividends	$—	$—	$—	$—	$29,055
Net income per share
Basic	$2.59	$1.33	$0.94	$(0.08)	$(2.02)
Diluted	$2.48	$1.27	$0.94	$(0.08)	$(2.02)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$126,662	$45,718	$200,279	$80,598	$33,360
Total assets	$1,324,060	$1,215,092	$1,164,568	$1,113,799	$1,185,419
Long-term obligations	$929,254	$642,384	$702,500	$747,024	$735,060
Total equity	$122,059	$360,871	$257,246	$156,277	$176,469
Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$145,703	$121,654	$156,646	$141,073	$86,333
Investing activities	$2,514	$(205,833)	$(12,895)	$(46,641)	$(48,860)
Financing activities	$(65,931)	$(67,760)	$(23,908)	$(44,106)	$(57,584)
Other Financial Data:
Adjusted net sales (5)	$1,835,139	$1,503,934	$1,515,568	$1,550,575	$1,510,150
Adjusted EBITDA (6)	$271,549	$227,608	$235,002	$163,950	$126,597
Adjusted EBITDA Margin (7)	14.8%	15.1%	15.5%	10.6%	8.4%
Capital expenditures	$38,501	$25,122	$16,830	$26,849	$24,362

(1)
Includes results of operations of Cii from January 8, 2018. See Note 2, "Acquisitions" to our audited consolidated financial statements included elsewhere in this Annual Report. Includes results of operations of FlexHead until March 30, 2018. See Note 3, "Divestitures" to our audited consolidated financial statements included elsewhere in this Annual Report.

(2)
Includes results of operations of Marco, Flexicon and Calpipe from May 18, 2017, September 1, 2017, and September 29, 2017 respectively. See Note 2, "Acquisitions" to our audited consolidated financial statements included elsewhere in this Annual Report.

(3)	Includes results of operations of American Pipe & Plastics, Inc., or "APPI," and Steel Components, Inc., or "SCI," from October 20, 2014 and November 17, 2014, respectively.
(4)	Includes results of operations of EP Lenders II, LLC d/b/a Ridgeline ("Ridgeline") from October 11, 2013.
(5)
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

(6)
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
•
Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments; and although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

Because Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

(7)		We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net sales.

The following table sets forth a reconciliation of net sales to Adjusted net sales for the periods presented:

	Fiscal year ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2016	September 25, 2015	September 26, 2014
Net sales	$1,835,139	$1,503,934	$1,523,384	$1,729,168	$1,702,838
Impact of Fence and Sprinkler exit	—	—	(7,816)	(178,593)	(192,688)
Adjusted net sales	$1,835,139	$1,503,934	$1,515,568	$1,550,575	$1,510,150

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Fiscal year ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2016	September 25, 2015	September 26, 2014
Net income (loss)	$136,645	$84,639	$58,796	$(4,955)	$(73,948)
Income tax expense (benefit)	29,707	41,486	27,985	(2,916)	(32,939)
Depreciation and amortization	66,890	54,727	55,017	59,465	58,695
Interest expense, net	40,694	26,598	41,798	44,809	44,266
Loss (gain) on extinguishment of debt	—	9,805	(1,661)	—	43,667
Restructuring & impairments (a)	1,849	1,256	4,096	32,703	46,687
Net periodic pension benefit cost (b)	—	—	441	578	1,368
Stock-based compensation (c)	14,664	12,788	21,127	13,523	8,398
ABF product liability impact (d)	—	—	850	(216)	2,841
Consulting fees (e)	—	—	15,425	3,500	4,854
Legal matters (f)	(4,833)	7,551	1,382	—	—
Transaction costs (g)	9,314	4,779	7,832	6,039	5,049
Gain on sale of a business (h)	(27,575)	—	—	—	—
Gain on sale of joint venture (i)	—	(5,774)	—	—	—
Other (j)	4,194	(10,247)	1,103	14,305	12,656
Impact of Fence and Sprinkler exit (k)	—	—	811	(2,885)	5,003
Adjusted EBITDA	$271,549	$227,608	$235,002	$163,950	$126,597

(a)
Restructuring amounts represent exit or disposal costs including termination benefits and facility closure costs. Impairment amounts represent write-downs of goodwill, intangible assets and/or long-lived assets. See Note 6, ''Restructuring Charges and Asset Impairments'' and Note 13, ''Goodwill and Intangible Assets'' to our consolidated financial statements for further detail.

(b)
Through fiscal 2016, represents pension costs in excess of cash funding for pension obligations in the period. Beginning in fiscal 2017, the Company has not excluded net periodic pension benefit cost from Adjusted EBITDA. Prior years have not been revised for this change due to the relative insignificance and nature of these amounts. See Note 4, ''Postretirement Benefits'' to our consolidated financial statements for further detail.

(c)
Represents stock-based compensation expenses related to stock option awards, performance stock awards and restricted stock awards. See Note 5, ''Stock Incentive Plan'' to our consolidated financial statements for further detail.

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

(f)	Represents certain legal matters of an unusual or non recurring nature. See Note 16, ''Commitments and Contingencies'' to our consolidated financial statements for further detail.
(g)
Represents expenses related to our initial public offering ("IPO"), secondary offerings and acquisition and divestiture-related activities. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' and Note 2, ''Acquisitions'' to our consolidated financial statements for further detail.

(h)	Represents pre-tax gain on sale of the assets of FlexHead on March 30, 2018. See Note 3, ''Divestitures'' to our consolidated financial statements for further detail.
(i)	Represents gain on sale of Abahsain-Cope Saudi Arabia Ltd. joint venture.
(j)	Represents other items, such as inventory reserves and adjustments, realized or unrealized gain (loss) on foreign currency transactions and release of indemnified uncertain tax positions.
(k)	Represents historical performance of Fence and Sprinkler and related operating costs.

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

The following factors may affect our results of operations in any given period:

Economic Conditions. Our business depends on demand from customers across various end markets, including wholesale distributors, OEMs, retail distributors and general contractors. Our products are primarily used by trade contractors in the construction and renovation of non-residential structures such as commercial office buildings, healthcare facilities and manufacturing plants. In fiscal 2018, 90% of our net sales were to customers located in the United States. As a result, our business is heavily dependent on the health of the United States economy, in general, and on United States non-residential construction activity, in particular. A stronger United States economy and robust non-residential construction generally increase demand for our products.

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

Working Capital. Our working capital requirements are impacted by our operational activities. Our inventory levels may be impacted from time to time, due to delivery lead times from our suppliers. We are typically obligated to pay for our raw material purchases within 10 and 30 days of their receipt, while we generally collect cash from the sale of our manufactured products between 40 and 50 days from the point at which title and risk of loss transfers. Our average working capital days during fiscal 2018 was 62 days.

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

On January 8, 2018, we acquired the assets of Communications Integrators, Inc. ("Cii"), a manufacturer of modular, prefabricated power, voice and data distribution systems.

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

In 2015, we exited Fence and Sprinkler, two product lines that did not align with our long-term vision due to limited product differentiation, exposure to significant import competition, ongoing price pressure due to overcapacity in the market and having different channels to market than our Electrical Raceway and MP&S segments. In conjunction with the exit from Fence and Sprinkler, we evaluated the viability of a Philadelphia, Pennsylvania manufacturing facility and determined that significant investment would be required to bring that facility to an acceptable level of operation. Given our ability to shift ongoing production capacity from that facility to other existing facilities, we closed this facility in the first quarter of fiscal 2016. Neither Fence nor Sprinkler constituted a component, thus not requiring presentation as discontinued operations. On March 30, 2018, we sold the assets of FlexHead Industries, Inc. and SprinkFLEX, LLC (together "Flexhead").

See Note 3, ''Divestitures'' and Note 6, ''Restructuring Charges and Asset Impairments'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Foreign Currencies. In fiscal 2018, approximately 10% of our net sales came from customers located outside the United States, most of which were foreign currency sales denominated in British pounds sterling, Canadian dollars, Australian dollars, Chinese Yuan and New Zealand dollars. The functional currency of our operations outside the United States is generally the local currency. Assets and liabilities of our non-U.S. subsidiaries are translated into United States dollars using period-end exchange rates. Foreign revenue and expenses are translated at the monthly average exchange rates in effect during the period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss within our statements of comprehensive income (loss). See "Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk."

See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Emerging Industry Trends. In addition to United States GDP and non-residential construction starts, there are emerging industry trends that we believe will drive further demand for our products. These include new building technologies which enhance facility management, such as automation and LED lighting systems, as well as the rapid expansion of certain non-residential construction categories, including data centers and healthcare facilities. In recent years, technological advancements aimed at improving facility management have been driven by a number of factors, including integration and interoperability, the proliferation of the Internet and associated increases in data and power requirements and a desire to reduce costs through improved energy efficiency, lighting systems and operating effectiveness. We believe that these trends will drive greater needs for electrical capacity and circuitry, increasing the demand for many of our products. We also target high growth end-markets that are projected to experience rapid growth and to drive demand for our products, including our framing and support products. According to Dodge non-residential construction data, healthcare sector construction activity is projected to grow at a compound annual growth rate ("CAGR") of 7.4% between 2018 and 2020. Lastly, based on third-party data, growth in the data center construction market in the United States is forecast to grow at a CAGR of 4.2% between 2017 and 2023 and, between 2017 and 2022, the building lighting control systems market in the United States is forecast to grow at a CAGR of 5.9%, while the LED lighting market in North America is forecast to grow at a CAGR of 12% between 2018 and 2022.

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

Fiscal Year

Starting in fiscal 2016, the Company has a fiscal year that ends on September 30. Prior to fiscal 2016, the fiscal year ended on the last Friday in September. Fiscal year 2018 and 2017 were 52-week fiscal years which ended on September 30, 2018 and September 30, 2017, respectively. Fiscal year 2016 was a 53-week fiscal year which ended on September 30, 2016. Our fiscal quarters end on the last Friday in December, March and June.

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

Selling, general and administrative expenses

Selling, general and administrative expenses include payroll related expenses including salaries, wages, employee benefits, payroll taxes, variable cash compensation for both administrative and selling personnel and consulting and professional services fees. Also included are compensation expense for share-based awards, restructuring-related charges, third-party professional services and translation gains or losses for foreign currency trade transactions.

Adjusted EBITDA and Adjusted EBITDA Margin

For further discussion on Adjusted EBITDA and Adjusted EBITDA Margin, including definitions thereof and reconciliations of net income (loss) to Adjusted EBITDA, see Item 6, ''Selected Financial Data''.

Results of Operations

Fiscal 2018 Compared to Fiscal 2017

The results of operations for the fiscal years ended September 30, 2018 and September 30, 2017 were as follows:

	Fiscal year ended
($ in thousands)	September 30, 2018	September 30, 2017 As Adjusted**	Change ($)	Change (%)
Net sales	$1,835,139	$1,503,934	$331,205	22.0%
Cost of sales	1,397,055	1,142,664	254,391	22.3%
Gross profit	438,084	361,270	76,814	21.3%
Selling, general and administrative	226,282	182,910	43,372	23.7%
Intangible asset amortization	32,104	22,407	9,697	43.3%
Operating income	179,698	155,953	23,745	15.2%
Interest expense, net	40,694	26,598	14,096	53.0%
Loss on extinguishment of debt	—	9,805	(9,805)	*
Other income, net	(27,348)	(6,575)	(20,773)	315.9%
Income before income taxes	166,352	126,125	40,227	31.9%
Income tax expense	29,707	41,486	(11,779)	(28.4)%
Net income	$136,645	$84,639	$52,006	61.4%
Non-GAAP financial data
Adjusted EBITDA	$271,549	$227,608	$43,941	19.3%
Adjusted EBITDA Margin	14.8%	15.1%
* Not meaningful
**As adjusted due to the adoption of ASU 2017-07. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information.

Net sales

Change (%)
Volume	3.4%
Average selling prices	11.0%
Foreign exchange	0.4%
Acquisitions	7.2%
Net sales	22.0%

Net sales for fiscal 2018 increased $331.2 million to $1,835.1 million, an increase of 22.0% compared to $1,503.9 million for fiscal 2017. Net sales increased by $165.6 million due to increased average market prices for the Metal and PVC electrical conduit and fittings product categories and the pass-through impact of higher average input costs of steel, copper, and freight. Additionally, net sales increased $118.5 million due to the acquisitions of Marco, Flexicon and Calpipe during fiscal 2017 and Cii during fiscal 2018, partially offset by a decrease in net sales of $10.0 million resulting from the divestiture of Flexhead. Lastly, net sales increased by $51.8 million due to higher volume of products primarily from the mechanical pipe and metal framing and fittings product categories sold within the Mechanical Products & Solutions segment.

Cost of sales

Change (%)
Volume	3.8%
Average input costs	8.1%
Foreign exchange	0.4%
Acquisitions and divestitures	5.9%
Other	4.1%
Cost of sales	22.3%

Cost of sales increased by $254.4 million, or 22.3% to $1,397.1 million for fiscal 2018 compared to $1,142.7 million for fiscal 2017. Cost of sales primarily increased due to higher average input costs of steel and copper of $92.5 million. Additionally, cost of sales increased $73.9 million due to the acquisitions of Marco, Flexicon, and Calpipe during fiscal 2017 and Cii during fiscal 2018, partially offset by a decrease in cost of sales of $6.6 million resulting from the divestiture of Flexhead. Cost of sales also increased $43.7 million due to higher volume of products primarily from the mechanical pipe and metal framing and fittings product categories sold within the Mechanical Products & Solutions segment. Lastly, cost of sales increased due to higher other cost of sales related to freight costs of $33.4 million resulting from a tighter freight market.

Selling, general and administrative

Selling, general and administrative expenses increased $43.4 million, or 23.7%, to $226.3 million for fiscal 2018 compared to $182.9 million for fiscal 2017. The Company had $26.0 million in additional expenses due to the acquisitions of Marco, Flexicon, and Calpipe during fiscal 2017 and Cii during fiscal 2018, partially offset by a decrease in expenses of $1.5 million resulting from the divestiture of Flexhead. Incentive-based compensation and stock-based compensation expense increased $9.9 million and $1.9 million, respectively during fiscal 2018 compared to fiscal 2017, due to stronger operating results, additional grants in fiscal 2018, and the modification of a key executive's awards. Additionally, the Company recorded $5.0 million of higher commissions expense due to the increase in sales volume compared to the prior year. The increase in expense is partially offset by the $7.2 million pre- tax reversal of expense related to the Antidumping Duty Order for Malleable Iron Pipe Fittings.

Intangible asset amortization

Intangible asset amortization expense increased $9.7 million, or 43.3% to $32.1 million for fiscal 2018 compared to $22.4 million for fiscal 2017 due to the acquisitions of Marco, Flexicon, and Calpipe during fiscal 2017 and Cii during fiscal 2018.

Interest expense, net

Interest expense, net, increased $14.1 million, or 53.0% to $40.7 million for fiscal 2018, compared to $26.6 million for fiscal 2017. The increase is primarily due to our debt refinancing transactions on February 2, 2018, which resulted in additional borrowings of $425.0 million. The Company used the proceeds to 1) repurchase approximately 17.2 million shares of common stock from CD&R Allied Holdings, L.P. ("the CD&R Investor") for a total purchase price of approximately $375 million, 2) repay $42.0 million of outstanding loans under the ABL Credit Facility and 3) pay $5.8 million in related fees and expenses. See Note 14, ''Debt'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Loss (gain) on extinguishment of debt

The Company recorded a loss on the extinguishment of debt of $9.8 million during September 30, 2017 related to the December 22, 2016 debt refinancing transaction. See Note 14, ''Debt'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Other income, net

On March 30, 2018, the Company sold the assets of FlexHead Industries, Inc. and SprinkFLEX, LLC (together "Flexhead"). The Company recognized a pre-tax gain of $27.6 million. During fiscal 2017, we recognized a pre-tax gain of $5.8 million on the sale of the minority ownership share in Abahsain-Cope Saudi Arabia Ltd. when transfer of ownership was completed. See Note 3, ''Divestitures'' and Note 7, ''Other Income, net'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Income tax expense

Income tax expense decreased $11.8 million, to $29.7 million, compared to $41.5 million for fiscal 2017. The Company's income tax rate decreased to 17.9% for fiscal 2018, compared to 32.9% for fiscal 2017. The decrease in the effective tax rate was primarily due to the reduction of the federal statutory rate from 35% to 21% as a result of the enactment of new tax legislation, TCJA, on December 22, 2017, the remeasurement of the deferred tax liabilities as a result of the TCJA, and a net tax benefit from the release of indemnified tax positions. See Note 8, ''Income Taxes'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Net income

Net income increased by $52.0 million to $136.6 million for fiscal 2018, as compared to $84.6 million for fiscal 2017. The increase in net income was primarily driven by the gain on the divestiture of Flexhead of $27.6 million, higher operating income of $14.1 million, and lower tax expense of $11.8 million.
Adjusted EBITDA

Adjusted EBITDA increased by $43.9 million or 19.3%, to $271.5 million for fiscal 2018, as compared to $227.6 million for fiscal 2017. The increase was primarily due to higher gross profit, partially offset by higher selling, general and administrative expenses attributed to acquisitions in fiscal 2018 and 2017.

Segment results

Electrical Raceway

	Fiscal year ended
($ in thousands)	September 30, 2018	September 30, 2017	Change ($)	Change (%)
Net sales	$1,366,611	$1,094,783	$271,828	24.8%
Adjusted EBITDA	255,260	189,351	65,909	34.8%
Adjusted EBITDA Margin	18.7%	17.3%

Net sales

Change (%)
Volume	0.5%
Average selling prices	13.0%
Foreign exchange	0.5%
Acquisitions	10.8%
Net sales	24.8%

Net sales increased $271.8 million, or 24.8%, to $1,366.6 million for fiscal 2018 compared to $1,094.8 million for fiscal 2017. The increase was primarily due to increased average market prices for the Metal and PVC electrical conduit and fittings product categories and the pass-through impact of higher average input costs of steel, copper, and freight of $142.3 million. Additionally, net sales increased by $118.5 million resulting from acquisitions during fiscal 2017 and fiscal 2018.

Adjusted EBITDA

Adjusted EBITDA increased $65.9 million, or 34.8%, to $255.3 million for fiscal 2018 compared to $189.4 million for fiscal 2017. The increase in Adjusted EBITDA was largely due to higher gross profit from increased average market prices for the Metal and PVC electrical conduit and fittings product categories and incremental Adjusted EBITDA resulting from acquisitions. The increase in Adjusted EBITDA was partially offset by an increase in freight costs and selling, general and administrative expenses attributed to acquisitions in fiscal 2018 and 2017.

Mechanical Products & Solutions

	Fiscal year ended
($ in thousands)	September 30, 2018	September 30, 2017	Change ($)	Change (%)
Net sales	$470,153	$410,532	$59,621	14.5%
Adjusted EBITDA	$51,339	$63,687	$(12,348)	(19.4)%
Adjusted EBITDA Margin	10.9%	15.5%

Net sales

Change (%)
Volume	11.2%
Average selling prices	5.7
Divestitures	(2.4)
Net sales	14.5%

Net sales increased $59.6 million, or 14.5% to $470.2 million for fiscal 2018 compared to $410.5 million for fiscal 2017. The increase in net sales was primarily due to $46.2 million of higher volume of products sold within the mechanical pipe and metal framing and fittings product categories as well as higher average selling prices of $23.3 million, partially offset by a decrease in net sales of $10.0 million resulting from the Flexhead divestiture.

Adjusted EBITDA

Adjusted EBITDA decreased $12.3 million, or 19.4%, to $51.3 million for fiscal 2018 compared to $63.7 million for fiscal 2017. Adjusted EBITDA decreased due to an increase in average input costs, which exceeded the increase in average selling prices, and a decrease attributed to the sale of Flexhead, partially offset by higher volume of product categories sold.

Fiscal 2017 Compared to Fiscal 2016

The results of operations for the fiscal years ended September 30, 2017 and September 30, 2016 were as follows:

	Fiscal year ended
($ in thousands)	September 30, 2017 As Adjusted**	September 30, 2016 As Adjusted**	Change ($)	Change (%)
Net sales	$1,503,934	$1,523,384	$(19,450)	(1.3)%
Cost of sales	1,142,664	1,155,808	(13,144)	(1.1)%
Gross profit	361,270	367,576	(6,306)	(1.7)%
Selling, general and administrative	182,910	219,743	(36,833)	(16.8)%
Intangible asset amortization	22,407	22,238	169	0.8%
Asset impairment charges	—	129	(129)	(100.0)%
Operating income	155,953	125,466	30,487	24.3%
Interest expense, net	26,598	41,798	(15,200)	(36.4)%
Gain (loss) on extinguishment of debt	9,805	(1,661)	11,466	*
Other income, net	(6,575)	(1,452)	(5,123)	*
Income before income taxes	126,125	86,781	39,344	45.3%
Income tax expense	41,486	27,985	13,501	48.2%
Net income	$84,639	$58,796	$25,843	44.0%
Non-GAAP financial data
Adjusted net sales	$1,503,934	$1,515,568	$(11,634)	(0.8)%
Adjusted EBITDA	$227,608	$235,002	$(7,394)	(3.1)%
Adjusted EBITDA Margin	15.1%	15.5%
* Not meaningful
**As adjusted due to the adoption of ASU 2017-07. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information.

Net sales

Change (%)
Volume	(4.5)%
Average selling prices	5.8
Foreign exchange	(0.4)
Acquisitions	0.4
Working days	(2.0)
Impact of Fence and Sprinkler exit	(0.5)
Other	(0.1)
Net sales	(1.3)%

Net sales decreased $19.5 million, or 1.3% to $1,503.9 million for fiscal 2017 compared to $1,523.4 million for fiscal 2016. The decrease was primarily due to $68.0 million of lower volume of product sold primarily due to lower demand for mechanical pipe products within the solar end-market and lower demand for metal electrical conduit and fittings products. Additionally, there was a decrease of $29.3 million resulting from lower working days during fiscal 2017. There was a decline in sales of $7.8 million related to the Fence and Sprinkler exit announced in the fourth quarter of fiscal 2015. These product lines were fully discontinued in the first quarter of fiscal 2016. Partially offsetting the decrease in net sales were $86.5 million of higher average net selling prices due to the pass-through impact of higher input costs and $6.6 million resulting from the acquisitions of Marco and Flexicon during the third and fourth quarter of fiscal 2017, respectively.

Cost of sales

Change (%)
Volume	(4.1)%
Average input costs	6.4
Foreign exchange	(0.4)
Acquisitions	0.4
Working days	(2.0)
Impact of Fence and Sprinkler exit	(0.5)
Other	(0.9)
Cost of sales	(1.1)%

Cost of sales decreased by $13.1 million, or 1.1% to $1,142.7 million for fiscal 2017 compared to $1,155.8 million for fiscal 2016. The decrease in cost of sales was primarily due to $47.8 million of lower volume of mechanical pipe products sold within the solar end-market and metal electrical conduit and fittings products sold. Additionally, cost of sales decreased $22.8 million due to lower working days during fiscal 2017 and $11 million of lower freight and warehouse costs resulting from productivity efficiencies included in the Other category above. Partially offsetting these decreases were higher input costs across all product categories of $73.8 million, including lower-of-cost-or-market charges.

Selling, general and administrative

Selling, general and administrative expenses decreased $36.8 million, or 16.8% to $182.9 million for fiscal 2017 compared to $219.7 million for fiscal 2016. The decrease was primarily due to $15.4 million of higher consulting service and termination fees paid to CD&R during fiscal 2016. See Note 18, ''Related Party Transactions'' for additional information. The Company had $10.2 million of lower incentive-based compensation expense during fiscal 2017. Stock-based compensation expense was $8.3 million lower during fiscal 2017 compared to fiscal 2016 resulting from a change from liability accounting to equity accounting. See Note 5, ''Stock Incentive Plan'' to the accompanying consolidated financial statements included elsewhere in this Annual Report. In 2016, we released $6.7 million of indemnified uncertain tax positions. The indemnification release was an expense which was offset by the tax benefit of the release of the corresponding uncertain tax positions recorded as a component of income tax expense. Additionally, we recorded decreased expenses of $3.5 million across a variety of expense categories, inclusive of IPO related costs. The decrease is partially offset by an increase of $7.5 million in contingent liabilities related to a ruling on the Company's imports of conduit fittings within the Atkore Steel Components Inc. business. See Note 16, ''Commitments and Contingencies'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Intangible asset amortization

Intangible asset amortization expenses increased $0.2 million, or 0.8% to $22.4 million for fiscal 2017 compared to $22.2 million for fiscal 2016 primarily related to the acquisition of Marco during the third fiscal quarter of 2017.

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

Loss (gain) on extinguishment of debt

We recorded a loss on the extinguishment of debt of $9.8 million during the fiscal year ended September 30, 2017 related to the December 22, 2016 debt refinancing transactions compared to a gain of $1.7 million during fiscal 2016 related to the redemption of $19.0 million outstanding under the Second Lien Term Loan Facility. See Note 14, ''Debt'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

Net income

Net income increased by $25.8 million to $84.6 million for fiscal 2017 compared to $58.8 million for fiscal 2016. The increase was primarily due to lower selling, general and administrative expenses of $36.8 million and interest expense of $15.2 million, partially offset by a net loss on extinguishment of debt of $9.8 million and higher income tax expense of $13.5 million.

Adjusted EBITDA

Adjusted EBITDA decreased by $7.4 million, or 3.1% to $227.6 million for fiscal 2017 compared to $235.0 million for fiscal 2016. The increase was due primarily to lower volume of products sold across all product categories partially offset by improved productivity.

Segment results

Electrical Raceway

	Fiscal year ended
($ in thousands)	September 30, 2017	September 30, 2016	Change ($)	Change (%)
Net sales	$1,094,783	$1,068,630	$26,153	2.4%
Adjusted EBITDA	189,351	181,939	7,412	4.1%
Adjusted EBITDA Margin	17.3%	17.0%

Net sales

Change (%)
Average selling prices	6.5%
Volume	(2.2)
Acquisitions	0.6
FX	(0.5)
Working days	(1.9)
Other	(0.1)
Net sales	2.4%

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

Adjusted EBITDA

Adjusted EBITDA increased $7.4 million, or 4.1%, to $189.4 million for fiscal 2017 compared to $181.9 million for fiscal 2016. The primary driver of the year-over-year increase was our ability to execute our pricing strategy which allows us to pass through raw material input costs and to earn a premium from meeting customer expectations of product availability, delivery service levels and co-loading capabilities. Additionally, Adjusted EBITDA increased due to improved productivity in manufacturing and lower freight and warehousing costs. The increases are partially offset by the impact of fewer working days during fiscal 2017.

Mechanical Products & Solutions

	Fiscal year ended
($ in thousands)	September 30, 2017	September 30, 2016	Change ($)	Change (%)
Net sales	$410,532	$456,821	$(46,289)	(10.1)%
Impact of Fence and Sprinkler exit	—	(7,816)	7,816	(100.0)%
Adjusted net sales	$410,532	$449,005	$(38,473)	(8.6)%
Adjusted EBITDA	$63,687	$81,199	$(17,512)	(21.6)%
Adjusted EBITDA Margin	15.5%	18.1%

Net sales

Change (%)
Average selling prices	3.5%
Volume	(9.6)
Impact of Fence and Sprinkler exit	(1.7)
Working days	(2.0)
Other	(0.3)
Net sales	(10.1)%

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

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $126.7 million as of September 30, 2018, of which $97.4 million was held at non-U.S. subsidiaries. On September 27, 2018, we entered into a definitive agreement with Pentahold NV to acquire Vergokan International NV ("Vergokan"), a leading manufacturer of cable tray and cable ladder systems, underfloor installations and industrial floor trunking that serves industrial, power and energy, commercial and infrastructure sectors in more than 45 countries. At September 30, 2018 more cash was held at non-U.S. subsidiaries to facilitate the acquisition, which was completed on October 1, 2018. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company's intention to permanently reinvest such income were to change and cash was repatriated to the United States. Our cash and cash equivalents increased $80.9 million from September 30, 2017, primarily as a result of the increase in cash flows from operations and incremental borrowings.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund our operational needs. As of September 30, 2018, there were no outstanding borrowings under the ABL Credit Facility (excluding $9.9 million of standby letters of credit issued under the ABL Credit Facility). The borrowing base was estimated to be $325.0 million and approximately $315.1 million was available under the ABL Credit Facility as of September 30, 2018.

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

Limitations on Distributions and Dividends by Subsidiaries

AIG, AII, and AIH are each holding companies, and as such have no independent operations or material assets other than ownership of equity interests in their respective subsidiaries. Each company depends on its respective subsidiaries to distribute funds to them so that they may pay obligations and expenses, including satisfying obligations with respect to indebtedness. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial and general business conditions, as well as restrictions under the laws of our subsidiaries' jurisdictions.

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

Cash Flows

The table below summarizes cash flow information derived from our statements of cash flows for the fiscal years ended September 30, 2018 and September 30, 2017.

	Fiscal year ended
(in thousands)	September 30, 2018	September 30, 2017	Change ($)	Change (%)
Cash flows provided by (used in):
Operating activities	$145,703	$121,654	$24,049	19.8%
Investing activities	2,514	(205,833)	208,347	(101.2)%
Financing activities	(65,931)	(67,760)	1,829	(2.7)%

Operating activities

During fiscal 2018, operating activities provided $145.7 million of cash, compared to $121.7 million during fiscal year 2017. The $24.0 million increase was primarily due to improved operating income of $23.7 million, see "Results of Operations".

Investing activities

During fiscal 2018, investing activities provided $2.5 million of cash compared to $205.8 million used during fiscal 2017. The $208.3 million increase in cash provided by investing activities is due primarily to a reduction of $180.5 million in cash used in acquisitions in fiscal 2018 compared to fiscal 2017, and the cash received for the sale of the assets of Flexhead of $42.6 million in fiscal 2018, and partially offset by the increase of $13.4 million in capital expenditures in fiscal 2018 compared to fiscal 2017. Capital expenditures represent enhancements to our IT infrastructure, manufacturing and distribution operations as well as replacement of our existing equipment and facilities.

Financing Activities

During fiscal 2018, we used $65.9 million for financing activities compared to $67.8 million during fiscal 2017. The $1.8 million decrease was due to the increase in borrowings net of repayments of $393.4 million in fiscal 2018 and the incremental issuance of common stock of $7.9 million in fiscal 2018 compared to fiscal 2017, partially offset by our incremental share repurchase of $397.8 million in fiscal 2018 compared to fiscal 2017.

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

Operating activities

During fiscal 2017, operating activities provided $121.7 million of cash, compared to $156.6 million during fiscal year 2016. The $35.0 million increase was primarily due to a higher investment in working capital, partially offset by improved earnings of $25.8 million.

Investing activities

During fiscal 2017, we used $205.8 million for investing activities from continuing operations compared to $12.9 million during fiscal 2016. The $192.9 million increase in cash used for investing activities is due primarily to $180.5 million used to fund the acquisitions of Marco, Flexicon and Calpipe. There were no acquisitions during fiscal 2016. The acquisitions of Marco and Flexicon were funded using cash on hand. The acquisition of Calpipe was funded using cash on hand and the borrowings from the ABL Credit Facility. Additionally, we invested $8.3 million more for capital expenditures during fiscal 2017 as compared to fiscal 2016. Capital expenditures represent enhancements to our manufacturing and distribution operations as well as replacement and maintenance of our existing equipment and facilities.

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

Contractual Obligations

The following table presents our contractual obligations and commitments as of September 30, 2018.

($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
First Lien Term Loan Facility due December 22, 2023 (a)	$28,136	$18,400	$18,400	$848,164	$913,100
Interest payments (b)	49,428	96,191	91,647	10,276	247,542
Purchase commitments(c)	100,649	376	—	—	101,025
Acquisition commitments (d)	58,728	—	—	—	58,728
Operating lease obligations	11,069	15,322	9,656	11,668	47,715
Total(e)	$248,010	$130,289	$119,703	$870,108	$1,368,110

(a) Of the amount due within less than 1 year for the First Lien Term Loan Facility, $18,936 relates to an accelerated repayment of principal calculated by a formula based on 2018 excess cash flows and a leverage ratio as defined within the Term Loan Agreement. No such accelerated payments are indicated for any of the periods beyond 2019.

(b) Interest expense is estimated based on outstanding loan balances assuming principal payments are made according to the payment schedule and interest rates as of September 30, 2018 (3.50% for the ABL Credit facility, 5.14% for the First Lien Term Loan Facility).

(c) Represents purchases of raw materials in the normal course of business for which all significant terms have been confirmed.
(d) On September 27, 2018, we entered into a definitive agreement with Pentahold NV to acquire Vergokan, a leading manufacturer of cable tray and cable ladder systems, underfloor installations and industrial floor trunking that serves industrial, power and energy, commercial and infrastructure sectors in more than 45 countries. Note 2, ''Acquisitions'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

(e) As of September 30, 2018, we had $0.5 million of income tax liability, gross unrecognized tax benefits of $1.3 million and gross interest and penalties of $0.1 million. Of these amounts, $1.4 million is classified as a non-current liability in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing for such payments in future years; therefore, such amounts have been excluded from the above contractual obligations table.

The ABL Credit Facility provides for a five-year senior secured revolving credit facility of up to $325.0 million. As of September 30, 2018, there were no borrowings under the ABL Credit Facility. We have the ability to continually refinance amounts drawn on the ABL Credit Facility through its maturity on December 22, 2021, subject to borrowing base limitations.

The projected company pension contributions for fiscal 2019 is $1.1 million.

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

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Certain tax positions may be considered uncertain requiring an assessment of whether an allowance should be recorded. Our provision for uncertain tax positions provides a recognition threshold based on an estimate of whether it is more likely than not that a position will be sustained upon examination. We measure our uncertain tax position as the largest amount of benefit that has greater than a 50% likelihood of being realized upon ultimate settlement. We record interest and penalties related to unrecognized tax benefits as a component of provision for income taxes.

We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carry-forwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. See Note 8, ''Income Taxes'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Pension and Postretirement Benefits

Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The following table summarizes the impact of a 50 basis point increase of these assumptions on our operating income for fiscal 2018:

(in millions)	50 Basis Point Change
Discount rate	$7.8
Return on assets	$(0.5)

See Note 4, ''Postretirement Benefits'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Long-Lived Asset, Indefinite-Lived Intangible Assets and Goodwill Impairments

Goodwill and other intangible assets primarily result from business acquisitions. The Company assesses the recoverability of goodwill and indefinite-lived trade names on an annual basis in accordance with Accounting Standards Codification 350 ("ASC"), "Intangibles - Goodwill and Other." The measurement date is the first day of the fourth fiscal quarter, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or the respective indefinite-lived trade name is less than the carrying value. The Company can elect to perform a quantitative or qualitative test of impairment. In the fourth quarter of 2017, the Company adopted Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The new guidance eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new guidance, the quantitative goodwill impairment testing is performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.

For fiscal 2018 and fiscal 2016, the Company performed a quantitative impairment assessment for goodwill. The Company calculated the fair value of its reporting units considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) a market approach using a transaction analysis.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the guideline public company method is determined for each unit by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts, along with selecting representative market multiples.

For fiscal 2017, the Company determined through qualitative assessment ("Step 0") that it was not “more likely than not” that the fair values of its reporting units were less than their carrying values; as a result, the Company was not required to perform the quantitative impairment test.

The Company did not record any goodwill impairments in fiscal 2018, 2017 or 2016. As of September 30, 2018, the fair values of the reporting units exceeded their respective carrying amount by 10% or more. A 10% decrease in the discounted cash flows utilized in Step 1 for each of the remaining reporting units would not have changed our determination that the fair value of each reporting unit was in excess of its carrying value.

As noted above, ASC 350 also requires that the Company test the indefinite-lived intangible assets for impairment at least annually. Under ASC 350, if the carrying value of the indefinite-lived asset is higher than its fair value, then the asset is deemed to be impaired and the impairment charge is estimated as the difference. The Company calculated the fair value of its indefinite-lived intangible assets using the income approach, specifically the relief-from-royalty method. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. Internally forecasted revenues, which the Company believes reasonably approximate market participant assumptions, are multiplied by a royalty rate to arrive at the estimated net after tax cost savings. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. The net after tax cost savings are discounted using the Discount Rate developed for purposes of the Company's goodwill impairment test. The key uncertainties in these calculations are the assumptions used in determining the revenue associated with each indefinite-lived intangible asset and the royalty rate.

During fiscal year 2018, 2017, and 2016 the results indicated all indefinite-lived intangible assets had significant excess of fair value over the carrying value. A reasonably possible change in the estimated revenues associated with the indefinite-lived intangible assets, selected royalty rates or the residual growth rate would not result in an impairment of any of these assets.

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

Product Liability

We are partially self-insured for product liability matters. We utilize third-party actuaries to assist us with measuring our exposure for these matters. Our product liability reserves represent both reported claims as well as an estimated for incurred but not reported claims. After a claim is filed, liability is estimated as facts associated with the claim become known. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on the assessment by our claim administrator of each claim, an independent actuarial valuation of the nature and severity of total claims, and management's best estimate. We utilize a third-party claims administrator to pay claims, track and evaluate actual claims experience, and ensure consistency in the data used in the actuarial valuation. We assess product liability exposures for two different types of matters. The first type are claims and lawsuits alleging that the ABF and ABF II antimicrobial coating on our steel sprinkler pipe causes stress cracking in chlorinated polyvinyl pipe, or "CPVC," when the two types of pipe are installed in the same system. The second are product liability exposures unrelated to ABF. Product liability adjustments ranged from $0.5 million to $0.8 million of income for the 2016 through 2018 fiscal year periods. See Note 16, ''Commitments and Contingencies'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

Interest Rate Risk

The Credit Facilities bear interest at a floating rate. The ABL Credit Facility bears interest at a floating rate of LIBOR plus an applicable margin.  The First Lien Term Loan Facility bears interest at the greater of LIBOR or 1.00% plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Credit Facilities, which were $912.2 million at September 30, 2018. As of September 30, 2018, LIBOR exceeded 1.00%; therefore, each one percentage point change in interest rates would result in an approximately $9.3 million change in the annual interest expense on our First Lien Term Loan Facility. As of September 30, 2018, assuming availability was fully utilized, each one percentage point change in interest rates would result in an approximately $3.3 million change in annual interest expense on the ABL Credit Facility. Additionally, if the ABL Credit Facility were fully utilized, the margin we pay on borrowings would increase by 0.50% from the current level and we would incur additional interest expense of $1.6 million.

Credit Risk

We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base. In fiscal 2018, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 33.0% of our net sales. However, no single customer comprised more than 10% of our consolidated net sales in fiscal 2018, 2017 or 2016. As of September 30, 2018, one customer, Sonepar Management US, Inc., represented 11% of the Company's accounts receivable balance due to increased sales in the last 60 days of the year. See Note 19, ''Segment Information'' to the accompanying consolidated financial statements included elsewhere in this Annual Report. No single customer comprised more than 10% of consolidated accounts receivable in fiscal 2017 or 2016. We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. We have historically not been exposed to a material amount of uncollectible receivable balances.

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

Foreign Currency Risk

Because we conduct our business on an international basis in multiple currencies, we may be adversely affected by foreign exchange rate fluctuations. Although we report financial results in United States dollars, approximately 10% of our net sales and expenses are denominated in currencies other than the United States dollar, particularly Canadian dollars, British pounds sterling, Australian dollars, Chinese Yuan and New Zealand dollars. Fluctuations in exchange rates could therefore significantly affect our reported results from period to period as we translate results in local currencies into United States dollars. With the exception of certain foreign denominated intercompany loans, we generally do not use derivative instruments to hedge translation risks in the ordinary course of business, including the risk related to earnings of foreign subsidiaries. Due to limited cross border transactions, we do not experience material foreign exchange transactional gains or losses.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Atkore International Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Atkore International Group Inc. and subsidiaries (the "Company") as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' equity, for each of the three years in the period ended September 30, 2018, and the related notes and the schedules listed in the Index at Part IV, Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
[Signature]

Chicago, Illinois
November 28, 2018

We have served as the Company's auditor since 2011.

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Fiscal Year Ended
(in thousands, except per share data)	Note	September 30, 2018	September 30, 2017 As Adjusted**	September 30, 2016 As Adjusted**
Net sales		$1,835,139	$1,503,934	$1,523,384
Cost of sales		1,397,055	1,142,664	1,155,808
Gross profit		438,084	361,270	367,576
Selling, general and administrative		226,282	182,910	219,743
Intangible asset amortization	13	32,104	22,407	22,238
Asset impairment charges	13	—	—	129
Operating income		179,698	155,953	125,466
Interest expense, net		40,694	26,598	41,798
Loss (gain) on extinguishment of debt	14	—	9,805	(1,661)
Other income, net	7	(27,348)	(6,575)	(1,452)
Income before income taxes		166,352	126,125	86,781
Income tax expense	8	29,707	41,486	27,985
Net income		$136,645	$84,639	$58,796

Net income per share
Basic	9	$2.59	$1.33	$0.94
Diluted	9	$2.48	$1.27	$0.94

**As adjusted due to the adoption of ASU 2017-07. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information.
See Notes to Consolidated Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Fiscal Year Ended
(in thousands)	Note	September 30, 2018	September 30, 2017	September 30, 2016
Net income		$136,645	$84,639	$58,796
Other comprehensive (loss), net of tax:
Change in foreign currency translation adjustment		(2,853)	1,221	(858)
Change in unrecognized loss related to pension benefit plans, net of tax expense (benefit) of ($1,362), ($3,356), $2,680, respectively		4,397	6,747	(4,059)
Total other comprehensive income (loss)	10	1,544	7,968	(4,917)
Comprehensive income		$138,189	$92,607	$53,879
See Notes to Consolidated Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	Note	September 30, 2018	September 30, 2017
Assets
Current Assets:
Cash and cash equivalents		$126,662	$45,718
Accounts receivable, less allowance for doubtful accounts of $1,762 and $1,239, respectively		265,147	224,427
Inventories, net	11	221,753	200,003
Prepaid expenses and other current assets		33,576	35,611
Total current assets		647,138	505,759
Property, plant and equipment, net	12	213,108	208,619
Intangible assets, net	13	291,916	344,289
Goodwill	13	170,129	147,716
Deferred income taxes	8	162	1,657
Non-trade receivables		1,607	7,052
Total Assets		$1,324,060	$1,215,092
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	14	$26,561	$4,215
Accounts payable		156,525	125,618
Income tax payable		542	2,581
Accrued compensation and employee benefits		33,350	26,387
Other current liabilities		55,769	53,036
Total current liabilities		272,747	211,837
Long-term debt	14	877,686	571,863
Deferred income taxes	8	16,510	17,464
Other long-term tax liabilities		1,443	6,771
Pension liabilities	4	17,075	25,239
Other long-term liabilities		16,540	21,047
Total Liabilities		1,202,001	854,221
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 47,079,645 and 63,305,434 shares issued and outstanding, respectively		472	634
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		457,978	423,232
Accumulated deficit		(317,373)	(42,433)
Accumulated other comprehensive loss	10	(16,438)	(17,982)
Total Equity		122,059	360,871
Total Liabilities and Equity		$1,324,060	$1,215,092
See Notes to Consolidated Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Fiscal year ended
(in thousands)	Note	September 30, 2018	September 30, 2017	September 30, 2016
Operating activities:
Net income		$136,645	$84,639	$58,796
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of a business		(27,575)	(5,093)	(357)
Impairment of assets		—	—	129
Depreciation and amortization		66,890	54,727	55,017
Amortization of debt issuance costs and original issue discount		1,542	1,446	3,586
Deferred income taxes	8	(9,008)	938	2,556
Loss (gain) on extinguishment of debt	14	—	9,805	(1,661)
Provision for losses on accounts receivable and inventory		7,241	1,333	3,021
Stock-based compensation expense	5	14,664	12,788	21,127
Other adjustments to net income		2,023	896	(190)
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		(44,419)	(13,445)	24,538
Inventories		(36,528)	(10,301)	(2,437)
Prepaid expenses and other current assets		(1,762)	(3,074)	(2,986)
Accounts payable		31,667	8,673	4,061
Income taxes		(3,179)	(9,138)	1,005
Accrued and other liabilities		7,243	(11,232)	(9,551)
Other, net		259	(1,308)	(8)
Net cash provided by operating activities		145,703	121,654	156,646
Investing activities:
Capital expenditures		(38,501)	(25,122)	(16,830)
Proceeds from sale of properties, plant and equipment		349	100	75
Proceeds from divestiture of business		42,631	—	—
Proceeds from sale of assets held for sale		—	3,024	2,400
Acquisitions of businesses, net of cash acquired	2	(3,467)	(183,923)	—
Proceeds from sale of an investment		—	—	1,328
Other, net		1,502	88	132
Net cash provided by (used for) investing activities		2,514	(205,833)	(12,895)
Financing activities:
Borrowings under credit facility	14	358,000	97,000	—
Repayments under credit facility	14	(443,000)	(12,000)	—
Repayments of short-term debt	14	(8,150)	(4,200)	(1,619)
Issuance of long-term debt	14	426,217	498,750	—
Repayments of long-term debt	14	(1,217)	(641,100)	(22,175)
Issuance of common stock	5	20,110	12,168	52
Repurchase of common stock		(411,775)	(13,938)	—
Payments for debt financing costs and fees	14	(5,955)	(4,375)	—

		Fiscal year ended
(in thousands)	Note	September 30, 2018	September 30, 2017	September 30, 2016
Other, net		(161)	(65)	(166)
Net cash (used for) financing activities		(65,931)	(67,760)	(23,908)
Effects of foreign exchange rate changes on cash and cash equivalents		(1,342)	(2,622)	(162)
Increase (decrease) in cash and cash equivalents		80,944	(154,561)	119,681
Cash and cash equivalents at beginning of period		45,718	200,279	80,598
Cash and cash equivalents at end of period		$126,662	$45,718	$200,279
Supplementary Cash Flow information
Interest paid		$39,898	$26,131	$49,855
Income taxes paid, net of refunds		41,601	49,813	30,859
Capital expenditures, not yet paid		916	1,330	525
Reclassification of stock-based compensation liability	5	—	—	43,870
See Notes to Consolidated Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the three year period ended September 30, 2018

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 25, 2015	62,453	$626	$(2,580)	$352,505	$(173,241)	$(21,033)	$156,277
Net income	—	—	—	—	58,796	—	58,796
Cumulative effect adjustment for a change in accounting principle	—	—	—	—	1,303	—	1,303
Other comprehensive loss	—	—	—	—	—	(4,917)	(4,917)
Modification of liability award to equity based compensation	—	—	—	43,870	—	—	43,870
Stock-based compensation	—	—	—	1,865	—	—	1,865
Issuance of common stock	5	—	—	52	—	—	52
Balance as of September 30, 2016	62,458	626	(2,580)	398,292	(113,142)	(25,950)	257,246
Net income	—	—	—	—	84,639	—	84,639
Other comprehensive income	—	—	—	—	—	7,968	7,968
Stock-based compensation	—	—	—	12,788	—	—	12,788
Issuance of common stock	1,628	16	—	12,152	—	—	12,168
Repurchase of common stock	(781)	(8)	—	—	(13,930)	—	(13,938)
Balance as of September 30, 2017	63,305	634	(2,580)	423,232	(42,433)	(17,982)	360,871
Net income	—	—	—	—	136,645	—	136,645
Other comprehensive income	—	—	—	—	—	1,544	1,544
Stock-based compensation	—	—	—	14,664	—	—	14,664
Issuance of common stock	2,795	28	—	20,082	—	—	20,110
Repurchase of common stock	(19,020)	(190)	—	—	(411,585)	—	(411,775)
Balance as of September 30, 2018	47,080	$472	$(2,580)	$457,978	$(317,373)	$(16,438)	$122,059
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

The Transactions — On November 9, 2010, Tyco announced that it had entered into an agreement to sell a majority interest in TEMP to CD&R Allied Holdings, L.P. (the "CD&R Investor"), an affiliate of the private equity firm Clayton Dubilier & Rice, LLC ("CD&R"). On December 22, 2010, the transaction was completed and CD&R acquired shares of a newly created class of cumulative convertible preferred stock (the "Preferred Stock") of the Company. The Preferred Stock initially represented 51% of the Company’s outstanding capital stock (on an as-converted basis). The preferred stock is entitled to a 12% fixed, cumulative dividend paid quarterly ("Preferred Dividends") and dividends on an as-converted basis when declared on common stock ("Participating Dividends"). On December 22, 2010, the Company also issued common stock (the "Common Stock") to Tyco’s wholly owned subsidiary, Tyco International Holding S.à.r.l. ("Tyco Seller"), that initially represented the remaining 49% of the Company’s outstanding capital stock. Subsequent to December 22, 2010, the Company has operated as an independent, stand-alone entity. The aforementioned transactions described in this paragraph are referred to herein as the "Transactions."

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

Initial Public Offering — On June 9, 2016, the Company's Registration Statement on Form S-1 relating to an initial public offering ("IPO") of its common stock was declared effective by the United States Securities and Exchange Commission ("SEC") and on June 15, 2016, we completed the IPO at a price to the public of $16.00 per share. In connection with the IPO, the CD&R Investor, an affiliate of CD&R, sold an aggregate of 12,000,000 shares of its common stock. In a series of secondary offerings during fiscal 2017, the CD&R Investor sold an aggregate 19,550,000 shares of the Company's common stock. The CD&R Investor received all of the net proceeds and bore all commissions and discounts from the sale of our common stock. The Company did not receive any proceeds from the IPO or any of the secondary offerings.

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

Share Repurchase Program — In August 2017, the Company's Board of Directors approved a share repurchase program, under which the Company may repurchase up to an aggregate amount of $75.0 million of its outstanding stock. Share repurchases will be conducted under the program in the open market and through broker negotiated purchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and subject to market conditions, applicable legal requirements, and other relevant factors. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company's discretion. As of September 30, 2018, there were approximately $24.4 million of authorized repurchases remaining.

In January 2018, the Company announced a stock repurchase transaction whereby the Company agreed to repurchase from the CD&R Investor, a related party, approximately 17.2 million shares of the Company's common stock, par value $0.01 per share, at a per share price equal to $21.77, for a total purchase price of $375 million, subject to the terms and conditions set forth in the stock purchase agreement. Following the stock repurchase transaction in January 2018 and secondary offerings of the Company's common stock in February 2018 and May 2018, the CD&R Investor completed its exit from its investment in the Company, and, as of September 30, 2018, no longer owned any of the Company's common stock.

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

Fiscal Periods — Starting in fiscal 2016, the Company has a fiscal year that ends on September 30. Prior to fiscal 2016, the fiscal year ended on the last Friday in September. Fiscal year 2018 and 2017 were 52-week fiscal years which ended on September 30, 2018 and September 30, 2017, respectively. Fiscal year 2016 was a 53-week fiscal year which ended on September 30, 2016. The Company's fiscal quarters end on the last Friday in December, March and June.

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

Accounts Receivable and Allowance for Doubtful Accounts — The Company carries its accounts receivable at their face amounts less an allowance for doubtful accounts. The allowance for doubtful accounts receivable reflects the best estimate of losses inherent in the Company's accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence.

Inventories — Inventories are recorded at the lower of cost (primarily LIFO) or market value. The Company estimates losses for excess and obsolete inventory through an assessment of its net realizable value based on the aging of the inventory and an evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price. See Note 11, ''Inventories, net.''

Property, Plant and Equipment — Property, plant and equipment, net, is recorded at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	4 to 40 years
Building improvements	3 to 20 years
Machinery and production equipment	1 to 20 years
Support and testing machinery and equipment	2 to 10 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Software	2 to 10 years

The internal and external costs incurred to develop internal use computer software during the application development stage of the implementation, including the design of the chosen path, are capitalized. Other costs, including expenses incurred during the preliminary project stage, training expenses, data conversion costs and expenses incurred in the post implementation stage are expensed in the period incurred. Capitalized costs are amortized ratably over the useful life of the software when the software becomes operational. Upgrades and enhancements to internal use software are capitalized only if the costs result in additional functionality. The Company does not plan to sell or market our internal use computer software to third parties.

Long-Lived Asset and Finite - Lived Intangible Asset Impairments — The Company reviews long-lived assets, including property, plant and equipment and finite-lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable.

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

The Company also considers potential impairment indicators associated with other finite-lived intangible assets, including its customer relationships, patents, and non-compete agreements. An impairment is recognized if the carrying value of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The Company's key customers are primarily wholesale and national distributors. The terms of these relationships are based on purchase orders and are not contractually based. Customer relationships are amortized on a straight-line basis over their useful lives, ranging from 6 to 14 years. The Company evaluates the appropriateness of remaining useful lives based on customer attrition rates. Other intangible assets are amortized on a straight-lined basis over their estimated useful lives, ranging from 1 to 20 years. The Company did not have a triggering event during fiscal 2018 and 2017.

Goodwill and Indefinite-Lived Intangible Asset Impairments —The Company assesses the recoverability of goodwill and indefinite-lived trade names on an annual basis in accordance with Accounting Standards Codification 350 ("ASC"), "Intangibles - Goodwill and Other." The measurement date is the first day of the fourth fiscal quarter, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or the respective indefinite-lived trade name is less than the carrying value. The Company can elect to perform a quantitative or qualitative test of impairment. In the fourth quarter of 2017, the Company adopted Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The new guidance eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new guidance, the quantitative goodwill impairment testing is performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.

For fiscal 2018 and fiscal 2016, the Company performed a quantitative impairment assessment for goodwill. The Company calculated the fair value of its reporting units considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) a market approach using a transaction analysis.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the guideline public company method is determined for each unit by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and operating margins, as well as the perceived risk associated with those forecasts, along with selecting representative market multiples.

For fiscal 2017, the Company determined through qualitative assessment ("Step 0") that it was not “more likely than not” that the fair values of its reporting units were less than their carrying values; as a result, the Company was not required to perform the quantitative impairment test.

The Company did not record any goodwill impairments in fiscal 2018, 2017 or 2016.

As noted above, ASC 350 also requires that the Company test the indefinite-lived intangible assets for impairment at least annually. Under ASC 350, if the carrying value of the indefinite-lived asset is higher than its fair value, then the asset is deemed to be impaired and the impairment charge is estimated as the difference. The Company calculated the fair value of its indefinite-lived intangible assets using the income approach, specifically the relief-from-royalty method. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. Internally forecasted revenues, which the Company believes reasonably approximate market participant assumptions, are multiplied by a royalty rate to arrive at the estimated net after tax cost savings. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. The net after tax cost savings are discounted using the Discount Rate developed for purposes of the Company's goodwill impairment test. The key uncertainties in these calculations are the assumptions used in determining the revenue associated with each indefinite-lived intangible asset and the royalty rate.

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

Certain tax positions may be considered uncertain requiring an assessment of whether an allowance should be recorded. Provisions for uncertain tax positions provide a recognition threshold based on an estimate of whether it is more likely than not that a position will be sustained upon examination. The Company measures its uncertain tax positions as the largest amount of benefit that is greater than a 50% likelihood of being realized upon examination. Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. See Note 8, ''Income Taxes.''

Leases — All leases that are determined not to meet any of the capital lease criteria are classified as operating leases. Operating lease payments are recognized as an expense in the statement of operations on a straight-line basis over the lease term.

Translation of Foreign Currency — For the Company's non-U.S. subsidiaries that report in a functional currency other than United States dollars, assets and liabilities are translated into United States dollars using year-end exchange rates. Revenue and expenses are translated at the monthly average exchange rates in effect during the fiscal year. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss within the consolidated statements of comprehensive income.

Recent Accounting Pronouncements

A summary of recently adopted Accounting Standards Update ("ASU"s) are as follows. Adoption dates are on the first day of the fiscal year indicated below, unless otherwise specified.

Adopted Guidance
ASU	Description of ASU	Impact to Atkore	Note	Adoption Date
2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost	The ASU requires an entity to report the service cost component of pension cost and postretirement benefit cost as compensation expense during the employee's service period. The other components of net periodic pension benefit costs will be presented outside a subtotal of income from operations.	Prior to the adoption of ASU 2017-07, pension costs were reported as cost of sales and selling, general and administrative expenses on the Company's consolidated statements of income. As a result of the early adoption of ASU 2017-07, the Company reclassified a net credit of $1,505 and $1,453 from operating income to other income, net on the consolidated statements of the years ended September 30, 2017, and September 30, 2016, respectively.	4	2018
2017-09 Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting	The ASU does not require an entity to apply modification accounting if the fair value, vesting conditions and classification of the awards do not change.	No material impact on the consolidated financial statements.	5	2018

A summary of guidance not yet adopted are as follows:

Guidance not yet adopted
ASU	Description of ASU	Impact to Atkore	Effective Date
2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets	The ASU removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.	Under evaluation	2019
ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The ASU provided entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act to retained earnings.	Under evaluation.	2020
2014-09 Revenue from Contracts with Customers
The ASU, and subsequent amendments to the guidance issued in fiscal 2018, 2017, 2016 and 2015, provide guidance for revenue recognition. The update's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The update provides for two transition methods to the new guidance: a full retrospective approach and a modified retrospective approach.

The Company adopted this standard in the first quarter of 2019 using the modified retrospective method. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements. Based on the completion of its reviews and assessments, the Company has determined that the pattern of revenue recognition for substantially all of its existing revenue streams is substantially unchanged. The Company implemented the appropriate changes to business processes and controls to support recognition and disclosure under the new standard, including the new qualitative and quantitative disclosures that will include information on the nature, amount, timing and significant judgments impacting revenue from contracts with customers.
			2019
2016-02 Leases (Topic 842)	The ASU, and subsequent amendments to the guidance issued in fiscal 2018 and 2017, require companies to use a "right of use" lease model that assumes that each lease creates an asset (the lessee's right to use the leased asset) and a liability (the future rent payment obligations), which should be reflected on a lessee's balance sheet to fairly represent the lease transaction and the lessee's related financial obligations with terms of more than 12 months.	The Company will adopt the new lease guidance in the first quarter of fiscal 2020. The Company has established an implementation team, deployed lease landscape surveys and is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.	2020
2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20)	The ASU amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans.	Under evaluation.	2021
2018-07 Improvements to Nonemployee Share-Based Payment Accounting.	ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions.	Under evaluation.	2020

2. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers.

On January 8, 2018, AFC Cable Systems, Inc., a wholly-owned subsidiary of the Company, acquired the assets of Communications Integrators, Inc. ("Cii"), a manufacturer of modular, prefabricated power, voice and data distribution systems located in Tempe, Arizona for a total purchase price, including contingent consideration, of $3,997. The Cii acquisition complements Atkore's existing modular and prewired products within the Electrical Raceway segment.

On September 29, 2017, AII acquired all of the outstanding stock of Calpipe Industries, LLC ("Calpipe"), a market leader for electrical conduit systems for corrosive environments and bollards for high security, access control and architectural environments. The Calpipe acquisition expanded the Company's product portfolio by adding stainless steel and PVC coated conduit systems, introduced security bollards to the Company's offerings and further complemented the Company's existing Electrical Raceway product offerings.

On September 1, 2017, Unistrut, Ltd, a wholly-owned indirect subsidiary of the Company, acquired all of the outstanding stock of Flexicon Limited ("Flexicon"), a leading global manufacturer of metallic and non-metallic flexible cable protection systems that carries many international and market product approvals and serves the industrial, commercial and infrastructure sectors in more than 55 countries.

On May 18, 2017, Unistrut, Ltd, a wholly-owned indirect subsidiary of the Company acquired all of the outstanding stock of Marco Cable Management ("Marco"), a leading designer and manufacturer of wire basket cable tray, PVC trunking and aluminum power poles. Marco's product portfolio adds value to the Company's electrical distribution partners in the U.K. and expands the Company's presence in the U.K. and the rest of Europe.

The acquisitions of Marco and Flexicon were funded using cash-on-hand. The acquisition of Calpipe was partially funded using borrowings from the ABL Credit Facility. The Company incurred approximately $558 and $1,676 for fiscal 2017 acquisition-related expenses, which were recorded as a component of selling, general and administrative expenses for the years ended September 30, 2018 and September 30, 2017, respectively.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their fair values. The following table summarizes the Level 3 fair values assigned to the net assets acquired and liabilities assumed as of the acquisition date for fiscal 2017:

(in thousands)	Calpipe	Other	Total
Fair value of consideration transferred:
Cash consideration	$110,155	$87,649	$197,804
Working capital adjustment	120	—	120
Purchase price payable	2,278	—	2,278
Settlement of pre-existing relationship	(382)	—	(382)
Total consideration transferred	112,171	87,649	199,820
Fair value of assets acquired and liabilities assumed:
Cash	5,051	8,830	13,881
Accounts receivable	10,369	7,589	17,958
Inventories	18,360	7,221	25,581
Intangible assets	54,860	40,100	94,960
Fixed assets	3,245	11,242	14,487
Accounts payable	(1,601)	(1,550)	(3,151)
Other	(8,342)	(11,558)	(19,900)
Net assets acquired	81,942	61,874	143,816
Excess purchase price attributed to goodwill acquired	$30,229	$25,775	$56,004

From the date of the Company's preliminary purchase price allocation for the 2017 acquisitions through September 30, 2018, the Company recorded adjustments based on our valuation procedures for our acquisitions that resulted in an increase to goodwill of $24.5 million. The current year adjustments were primarily attributable to a decrease of $18.8 million in the value allocated to acquired assets, primarily intangible assets and working capital, partially offset by an increase in the value of property, plant and equipment of $2.5 million. Additionally, an adjustment of $8.2 million was recorded for deferred tax liabilities as a result of the purchase accounting adjustments. Goodwill recognized from the Calpipe acquisition is tax-deductible and is amortized over 15 years for income tax purposes. Goodwill recognized from the other acquisitions was non-deductible for tax purposes. The goodwill consists largely of the synergies and economies of scale from integrating these companies with existing businesses. See Note 13, ''Goodwill and Intangible Assets.''

The following table summarizes the fair value of intangible assets acquired in fiscal 2017 as of the acquisition dates:

	Calpipe		Other
($ in thousands)	Fair Value	Weighted Average Useful Life (Years)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$50,680	10.0	$37,341	10.0
Other	4,180	8.5	2,759	8.1
Total intangible assets	$54,860	9.9	$40,100	9.9

The following table presents unaudited pro forma results of operations for the fiscal years ended September 30, 2017 and September 30, 2016 as if the Calpipe acquisition had occurred as of the first day of the fiscal 2016 period:

	Fiscal Year Ended
(in thousands)	September 30, 2017	September 30, 2016
Pro forma net sales	$1,575,801	$1,589,136
Pro forma net income	91,362	62,127

The pro forma condensed financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company if the closing of the Calpipe acquisition had been completed on September 26, 2015, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma financial information for the fiscal years ended September 30, 2017 and September 30, 2016 were pro forma adjustments to reflect the results of operations of Calpipe as well as the impact of amortizing certain acquisition accounting adjustments such as the non recurring inventory step up adjustment of $2.2 million. The pro forma financial information neither indicates the impact of possible business model changes nor considers any potential impact of current market conditions, expense efficiencies or other factors.

Net sales and net income of the other companies acquired during fiscal 2018 and 2017 are included in the consolidated statement of operations for fiscal 2018 and fiscal 2017 for the post-acquisition periods. Due to the immaterial nature of these acquisitions, both individually, and in the aggregate, the Company did not include the full year pro forma results of operations for the acquisition year or previous years.

On September 27, 2018, the Company entered into a definitive agreement with Pentahold NV to acquire Vergokan International NV ("Vergokan"), a leading manufacturer of cable tray and cable ladder systems, underfloor installations and industrial floor trunking that serves industrial, power and energy, commercial and infrastructure sectors in more than 45 countries. This transaction provides Atkore with an expanded presence in Western Europe and strengthens the Company electrical portfolio of cable management products within the Electrical Raceway segment. On October 1, 2018, the Company acquired all of the outstanding stock of Vergokan for a purchase price of $58,728. The initial purchase price allocation and pro-forma results of operations have not been completed, as the Company is still determining the fair value estimates of intangible assets, fixed assets and working capital items.

3. DIVESTITURES

On March 30, 2018, the Company sold the assets of FlexHead Industries, Inc. and SprinkFLEX, LLC (together "Flexhead"). The Flexhead businesses manufacture commercial flexible sprinkler head connection products for use in a variety of markets, including industrial, commercial, cold storage, institutional and clean room applications. The cash consideration received, net assets divested and resulting gain on sale are as follows:

(in thousands)	Flexhead
Cash consideration	$42,631
Net assets divested	15,056
Gain on sale of a business	$27,575

Net assets divested included $2,626 of goodwill.

4. POSTRETIREMENT BENEFITS
The Company has a number of non-contributory and contributory defined benefit retirement plans covering certain United States employees. Net periodic pension benefit cost is based on periodic actuarial valuations that use the projected unit credit method of calculation and is charged to the statements of operations on a systematic basis over the expected average remaining service lives of current participants. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation. As of September 30, 2018, all defined pension benefit plans are frozen, whereby participants no longer accrue credited service. The net periodic (benefit)/cost for the periods presented was as follows:

	Fiscal Year Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2016
Service cost	$—	$2,049	$1,894
Interest cost	4,098	3,793	4,143
Expected return on plan assets	(6,415)	(6,601)	(6,318)
Amortization of actuarial loss	343	1,303	722
Net periodic (benefit)/cost	$(1,974)	$544	$441

The weighted-average assumptions used to determine net periodic pension benefit cost during the period were as follow:

	September 30, 2018	September 30, 2017	September 30, 2016
Discount rate	3.7%	3.5%	4.2%
Expected return on plan assets	6.4%	7.0%	7.0%
Rate of compensation increase	N/a	N/a	N/a

The change in the benefit obligations, plan assets and the amounts recognized on the consolidated balance sheets was as follows (in thousands):

Change in benefit obligations:
Balance as of September 30, 2016	$133,152
Service cost	2,049
Interest cost	3,793
Actuarial (gain)	(5,012)
Benefits and administrative expenses paid	(5,130)
Balance as of September 30, 2017	128,852
Service cost	—
Interest cost	4,098
Actuarial (gain)	(7,130)
Benefits and administrative expenses paid	(4,863)
Balance as of September 30, 2018	$120,957

Change in plan assets:
Balance as of September 30, 2016	$97,980
Actual return on plan assets	10,388
Employer contributions	375
Benefits and administrative expenses paid	(5,130)
Balance as of September 30, 2017	103,613
Actual return on plan assets	4,701
Employer contributions	1,003
Benefits and administrative expenses paid	(4,863)
Balance as of September 30, 2018	$104,454
Funded status as of September 30, 2018	$(16,503)

(in thousands)	September 30, 2018	September 30, 2017
Amounts recognized in the consolidated balance sheets consist of:
Pension assets	$572	$—
Pension liabilities	(17,075)	(25,239)
Net amount recognized	$(16,503)	$(25,239)

Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Net actuarial loss	$(12,344)	$(18,103)
Total loss recognized	$(12,344)	$(18,103)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	4.2%	3.7%
Rate of compensation increase	N/a	N/a

The following table summarizes the defined benefit pension plans with accumulated benefit obligations in excess of plan assets:

(in thousands)	September 30, 2018	September 30, 2017
Accumulated benefit obligation	$105,414	$128,852
Fair value of plan assets	88,339	103,613

The following table summarizes the defined benefit pension plans with projected benefit obligations in excess of plan assets:

(in thousands)	September 30, 2018	September 30, 2017
Projected benefit obligation	$105,414	$128,852
Fair value of plan assets	88,339	103,613

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

Pension plans have the following weighted-average asset allocations:

Asset Category:	September 30, 2018	September 30, 2017
Equity securities	59%	61%
Debt securities	39%	38%
Cash and cash equivalents	2%	1%
Total	100%	100%

The Company evaluates its defined benefit plans' asset portfolios for the existence of significant concentrations of risk, such as investments in a single entity, industry, foreign country and individual fund manager. As of September 30, 2018, there were no significant concentrations of risk in the Company's defined benefit plan assets.

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

(in thousands)	September 30, 2018			September 30, 2017
	Level 1	Level 2	Total	Level 1	Level 2	Total
United States equity securities	$32,447	$6,354	$38,801	$—	$36,362	$36,362
Non-U.S. equity securities	20,164	2,599	22,763	—	26,432	26,432
Fixed income securities	34,111	6,678	40,789	—	39,319	39,319
Cash and cash equivalents	2,101	—	2,101	1,500	—	1,500
Total	$88,823	$15,631	$104,454	$1,500	$102,113	$103,613

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

Fixed income securities consist primarily of government and agency securities, corporate debt securities, and mortgage and other asset-backed securities. When available, fixed income securities are valued at the closing price reported in the active market in which the individual security is traded. Government and agency securities and corporate debt securities are valued using the most recent bid prices or occasionally the mean of the latest bid and ask prices when markets are less liquid. Asset-backed securities including mortgage-backed securities are valued using broker/dealer quotes when available. When quotes are not available, fair value is determined by utilizing a discounted cash flow approach, which incorporates other observable inputs such as cash flows, underlying security structure and market information including interest rates and bid evaluations of comparable securities. As of September 30, 2018 and September 30, 2017, the Company did not have any Level 3 pension assets. Certain fixed income securities are held within commingled funds, which are valued utilizing NAV as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

Cash and cash equivalents consist primarily of short-term commercial paper, and other cash or cash-like instruments including settlement proceeds due from brokers, stated at cost, which approximates fair value.

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance giving rise to the transfer, which generally coincides with the Company's valuation process.

Contribution amounts are determined and funded based on laws and regulations and with the assistance of professionally qualified actuaries. The Company contributed $1,003 and $375 to its pension plans for the fiscal years ended September 30, 2018 and September 30, 2017. The Company anticipates that it will contribute at least the minimum required contribution of $1,077 to its pension plans in fiscal 2019.

Benefit payments, which reflect future expected service as appropriate, are expected to be paid in each fiscal year as follows:

(in thousands)
2019	$5,717
2020	6,011
2021	6,340
2022	6,609
2023	6,814
2024 and thereafter	36,690

Defined Contribution Retirement Plans — The Company also sponsors several defined contribution retirement plans - the 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $3,600, $3,000 and $2,817 for the fiscal years ended September 30, 2018, September 30, 2017 and September 30, 2016, respectively.

Multi-Employer Plan — The Company has a liability of $5,934 as of September 30, 2018 and $6,250 as of September 30, 2017 representing the Company's proportionate share of a multi-employer pension plan which was exited prior to fiscal 2017.

5. STOCK INCENTIVE PLAN

On June 10, 2016, the Company's Board of Directors adopted the Atkore International Group Inc. 2016 Omnibus Incentive Plan (the "Omnibus Incentive Plan"). The Omnibus Incentive Plan provides for stock purchases and grants of other equity awards, including non-qualified stock options, stock purchase rights, restricted stock, restricted stock units ("RSUs"), performance shares, performance stock units("PSUs"), stock appreciation rights, dividend equivalents and other stock-based awards to directors, officers, other employees and consultants. The Omnibus Incentive Plan replaces and succeeds the Atkore International Group Inc. Stock Incentive Plan (the "Stock Incentive Plan"). The Company no longer grants awards from the Stock Incentive Plan. Awards previously granted under the Stock Incentive Plan were unaffected by the termination. A maximum of 3.8 million shares of common stock is reserved for issuance under the Omnibus Incentive Plan. All awards have a ten year life. All share-based awards are expected to be fulfilled with new shares of common stock. Stock compensation expense is included in selling, general and administrative in the Company's consolidated statements of operations and was $14,664, $12,788 and $21,127 for fiscal years 2018, 2017 and 2016, respectively. The total income tax benefit recognized for share-based compensation arrangements was $3,681, $4,731 and $7,704 for fiscal years 2018, 2017 and 2016, respectively.

On May 4, 2018, the Company's Board of Directors modified the stock awards of a key executive. As part of the modification, the Board extended the date through which the key executive has the right to exercise vested options. In addition, the amendment also accelerated the service vesting period of certain of his unvested stock options, RSUs and PSUs. As a result of these modifications, the Company recorded the entire incremental stock-based compensation expense of approximately $0.5 million during the year ended September 30, 2018.

    Stock Options

On September 26, 2014, the Company's Board of Directors modified the Stock Incentive Plan to provide the Company with the discretion to net settle stock option awards in cash upon exercises by holders upon termination of their employment. Starting at that time, options were considered liability awards and thus were measured and recorded at their estimated fair value. The Company utilized equity valuations based on comparable publicly-traded companies, discounted free cash flows, an analysis of the Company's enterprise value and any other factors deemed relevant in estimating the fair value of the common stock. The fair values of outstanding options were remeasured each reporting period using the Black-Scholes model. Outstanding options granted under the Stock Incentive Plan vested ratably over five years. Outstanding options granted under the Omnibus Incentive Plan vest ratably over three years.

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

The assumptions used in the Black-Scholes option pricing model to value the options granted and modified were as follows:

	Fiscal Year Ended
	September 30, 2018	September 30, 2017	September 30, 2016
Expected dividend yield	—%	—%	—%
Expected volatility	40%	40%	40%
Range of risk-free interest rates (%)	2.16-2.38	1.95	0.74 - 1.27
Range of expected option lives	1.00 to 6.00 years	6.00 years	2.09 - 6.37 years

Dividends are not paid on the Company's common stock. Expected volatility is based on historical volatilities of comparable companies. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. The expected life of options is estimated using the simplified method due to limited historical exercise activity. The Company does not estimate forfeitures, which are accounted for as they occur.

Stock option activity for the period September 25, 2015 to September 30, 2018 was as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of September 25, 2015	6,746	$7.70
Granted	72	15.79	$7.63
Exercised	(18)	7.95		$43
Forfeited	(136)	8.84
Outstanding as of September 30, 2016	6,664	7.76
Granted	171	21.45	$8.84
Exercised	(1,629)	7.47		$25,757
Forfeited	(48)	9.02
Outstanding as of September 30, 2017	5,158	8.30
Granted	185	20.01	$8.33
Exercised	(2,728)	7.55		$42,512
Forfeited	(10)	8.28
Outstanding as of September 30, 2018	2,605	9.91		$43,302	5.61
Exercisable as of September 30, 2018	1,915	$8.41		$34,697	5.04

As of September 30, 2018, there was $2,911 of total unrecognized compensation expense related to non-vested options granted expected to be recognized over a weighted-average period of approximately 1.36 years. The total fair value of shares vested during fiscal years 2018, 2017 and 2016 was $9,757, $10,696 and $12,507, respectively.

Cash received from stock option exercises for the fiscal years 2018, 2017 and 2016 was $20,110, $12,168 and $52, respectively. The actual tax benefit for the tax deductions from stock option exercises totaled $11,478, $9,530 and $19, respectively, for fiscal years 2018, 2017 and 2016. The amount of cash the Company paid to settle the options exercised during the fiscal years ended 2018, 2017 and 2016 was $0, $0 and $43, respectively.

Restricted Stock Units

Generally, RSUs granted under the Omnibus Incentive Plan vest ratably over three years. The fair value of RSU grants was based on the closing price of the Company's common stock on the date of grant. RSU compensation expense is recorded on a straight-line basis over the remaining vesting period.

Changes to the Company's nonvested RSU awards for the year ended September 30, 2018 were as follows:

	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested as of September 30, 2016	—	$—
Granted	443	$19.68
Forfeited	(8)	$21.45
Nonvested as of September 30, 2017	435	$19.65
Granted	334	20.86
Vested	(90)	21.95
Forfeited	(29)	20.57
Nonvested as of September 30, 2018	650	$19.91

As of September 30, 2018, there was $7,550 of total unrecognized compensation expense related to non-vested RSUs granted, expected to be recognized over a weighted-average period of approximately 1.9 years. The total fair value of RSUs vested during fiscal years 2018, 2017 and 2016 was $1,969, $0 and $300, respectively.

Performance Share Units

On November 30, 2016 and November 28, 2017, the Company awarded PSUs whose vesting is contingent upon meeting or exceeding certain market and performance conditions. The performance condition, which was based on an adjusted net income, represented 70% of the award and the market condition, which was based on Total Shareholder Return ("TSR") of the Company's common stock relative to a peer group represented the remaining 30%. All PSUs cliff vest at the end of three years based on the satisfaction of the performance conditions. Expense for the performance condition based award is recorded when the achievement of the performance condition is considered probable of achievement and is recorded on a straight-line basis over the requisite service period. If such performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Expense for the market condition based award is recorded on a straight-line basis over the explicit service period.

The grant-date fair value for the performance condition based awards represents the closing stock price on the date of grant. For the grants in fiscal 2018 and 2017, the closing stock price on the date of grant was $20.01 and $21.45, respectively. The grant-date fair value for the market condition based awards was determined using the Monte-Carlo method. The assumptions used in the Monte-Carlo method to value the performance share awards granted and modified during the fiscal year ended September 30, 2018 were as follows:

	September 30, 2018	September 30, 2017
Expected dividend yield	—%	—%
Range of expected volatility	17.21 - 79.15	17.55 - 75.55
Risk free interest rates	1.83 - 2.54	1.35%
Expected life	1 - 3 years	3 years
Fair value	$13.90 - 26.68	$29.53

Dividends are not paid on the Company's common stock. Expected volatility is based on historical volatilities of comparable companies. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the award. The expected life of the award represents the weighted-average period of time that awards granted are expected to be outstanding, giving consideration to vesting schedules and expected exercise patterns. The Company does not estimate forfeitures, which are accounted for as they occur.

Changes to the Company's non-vested PSU awards for the year ended September 30, 2018 were as follows:

	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested as of September 30, 2016	—	$—
Granted	184	$23.87
Forfeited	(3)	$23.87
Nonvested as of September 30, 2017	181	$23.87
Granted	215	22.01
Forfeited	(89)	28.53
Nonvested as of September 30, 2018	307	$21.22

As of September 30, 2018, there was $4,472 of total unrecognized compensation expense related to non-vested PSUs granted, expected to be recognized over a weighted-average period of approximately 1.87 years. There were no PSUs vested during fiscal years 2018, 2017 and 2016.

6. RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

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

	Electrical Raceway		Mechanical Products & Solutions		Other/Corporate
(in thousands)	Severance (a)	Other (a)	Severance (b)	Other (b)	Severance	Other	Total
Balance as of September 25, 2015	$206	$—	$3,511	$620	$15	$61	$4,413
Charges	807	—	689	2,583	—	199	4,278
Utilization	(168)	—	(4,017)	(2,542)	(11)	(260)	(6,998)
Reversals	—	—	(183)	(122)	(4)	—	(309)
Exchange rate effects	$(4)	$—	$—	$—	$—	$—	$(4)
Balance as of September 30, 2016	$841	$—	$—	$539	$—	$—	$1,380
Charges	527	439	422	63	71	—	1,522
Utilization	(917)	(209)	(166)	(556)	(71)	—	(1,919)
Reversals	—	(230)	—	(36)	—	—	(266)
Exchange rate effects	(2)	—	22	—	—	—	20
Balance as of September 30, 2017	$449	$—	$278	$10	$—	$—	$737
Charges	536	1,130	97	179	98	—	2,040
Utilization	(787)	(820)	(178)	(160)	(98)	—	(2,043)
Reversals	—	—	(191)	—	—	—	(191)
Exchange rate effects	14	—	(6)	—	—	—	8
Balance as of September 30, 2018	$212	$310	$—	$29	$—	$—	$551

(a) Primarily related to Atkore's commitment to close certain facilities as part of its continuing effort to realign its strategic focus. The Company recorded severance restructuring charges of $240, $297 and $778 related to termination benefits during the fiscal years ended 2018, 2017 and 2016, respectively. The Company recorded other restructuring charges to close facilities of $976 and $297 for the fiscal years ending September 30, 2018 and September 30, 2017, respectively.
(b) Primarily related to the August 6, 2015 announcement of the Company's plans to exit its Fence and Sprinkler steel pipe and tube product lines ("Fence and Sprinkler") in order to realign its long-term strategic focus. The operations associated with these product lines were wound down during the first quarter of fiscal 2016 and resulted in headcount reductions in the Company's Philadelphia, Phoenix and Harvey facilities. The Company recorded $630 of severance-related expenses for the fiscal year ended September 30, 2016 related to the headcount reductions. The Company also recorded $64 and $2,066 of facility-related and other charges related to the closure of the facilities during fiscal 2017 and 2016 respectively.

The Company expects to utilize all restructuring accruals as of September 30, 2018 within the next twelve months. The net restructuring charges included as a component of selling, general and administrative expense and asset impairment charges in the Company's consolidated statements of operations were as follows:

	Fiscal Year Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2016
Total restructuring charges, net	1,849	1,256	3,967
Asset impairment charges	—	—	129

Fence and Sprinkler Asset Impairment Charges

During fiscal 2016, the Company recorded impairment charges of $129 for the write-down of prepaid shop supplies related to Fence and Sprinkler.

7. OTHER INCOME, NET

Other income, net consisted of the following:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
(in thousands)	September 30, 2018	September 30, 2017 As Adjusted**	September 30, 2016 As Adjusted**
Gain on sale of a business	$(27,575)	$—	$—
Gain on sale of joint venture	—	(5,774)	—
Undesignated foreign currency derivative instruments	(121)	2,741	—
Foreign exchange gain (loss) on intercompany loans	1,500	(2,038)	—
Debt modification costs	892	—	—
Pension-related benefits	(1,975)	(1,504)	(1,452)
Other	(69)	—	—
Other income, net	$(27,348)	$(6,575)	$(1,452)

**As adjusted due to the adoption of ASU 2017-07. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information.

8. INCOME TAXES

On December 22, 2017, "H.R.1," also known as the Tax Cuts and Jobs Act ("TCJA") was signed into law. This newly enacted legislation provides for significant changes to corporate taxation including, but not limited to, a reduction of the federal corporate tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, full expensing of the costs of qualified property in the period of acquisition and the elimination of the domestic production activities deduction. The legislation also adopts a new quasi-territorial tax regime and imposes a one-time transition tax on deemed repatriated earnings of certain foreign subsidiaries.

The Company has estimated the impact of the new legislation on its financial position based on information currently available and will continue to assess the impact as additional guidance is received. As a fiscal year filer, the Company has a blended federal statutory rate of 24.5% for fiscal year 2018, in accordance with rules described in Section 15 of the Internal Revenue Code, and a federal statutory rate of 21.0% for fiscal year 2019 and following years. The value of the Company’s net deferred tax liability on the balance sheet decreased as a result of the newly enacted tax rates creating a one-time tax benefit to the Company; the preliminary analysis of the impact, using December 29, 2017 values, was an estimated decrease to the net deferred tax liability of $4,758, which was recognized in the period of enactment. At September 30, 2018, the Company has recorded an adjustment to the re-measurement of deferred tax liabilities of an additional $708 benefit as a result of updated estimates. The Company has an accumulated earnings and profits deficit in the foreign jurisdictions in which it operates. As a result, it does not anticipate an income tax liability from the one-time transition tax on the deemed repatriation of its foreign earnings.

The tax impact of the new legislation was based on the Company's best estimate. The provisional amounts incorporate assumptions made based upon the Company's current interpretation of the TCJA and may change as the Company receives additional clarification and implementation guidance. Further adjustments to the provisional amount will be included in income from continuing operations as an adjustment to income tax expense on the Company's consolidated statements of operations through the end of the measurement period in the first quarter of fiscal 2019.

Significant components of income before income taxes and income tax expense for the fiscal years ended September 30, 2018, September 30, 2017 and September 30, 2016 consisted of the following:

(in thousands)	September 30, 2018	September 30, 2017	September 30, 2016
Components of income before income taxes:
United States	$155,453	$116,580	$78,016
Non-U.S	10,899	9,545	8,765
Income before income taxes	$166,352	$126,125	$86,781

Income tax expense:
Current:
United States:
Federal	$26,586	$33,127	$18,748
State	8,662	4,246	4,655
Non-U.S:	3,467	3,175	2,026
Current income tax expense	$38,715	$40,548	$25,429

Deferred:
United States:
Federal	$(7,149)	$224	$642
State	(1,793)	469	1,872
Non-U.S:	(66)	245	42
Deferred income tax (benefit) expense	(9,008)	938	2,556
Income tax expense	$29,707	$41,486	$27,985

In addition to the change in the U.S. federal statutory rate, the mix of foreign losses and domestic losses, along with rate reconciling items as outlined below, impacts the effective tax rate for the periods. Differences between the statutory federal income tax rate and effective income tax rate are summarized below:

(in thousands)	September 30, 2018	September 30, 2017	September 30, 2016
Statutory federal tax	25%	35%	35%
Adjustments to reconcile to the effective income tax rate:
State income taxes	3%	3%	5%
Nondeductible expenses	—%	—%	2%
Change in tax rates	(3)%	—%	—%
Domestic manufacturing deduction	(2)%	(2)%	(3)%
Indemnified uncertain tax benefits	(2)%	—%	(5)%
Stock-based compensation	(3)%	(3)%	—%
Other	—%	—%	(2)%
Effective income tax rate	18%	33%	32%

The Company's effective tax rate for fiscal 2018 differs from the statutory rate due to a $5,466 benefit from the remeasurement of the deferred tax liabilities as a result of the TCJA, a $4,091 excess tax benefit associated with the exercise of stock options, a net tax benefit of $3,977 from the release of indemnified tax positions and a benefit of $3,309 for the domestic manufacturing deduction, partially offset by $5,675 of state income tax.

The Company's effective tax rate for fiscal 2017 differs from the statutory rate primarily due to a $3,589 excess tax benefit associated with the exercise of stock options, a $2,761 tax benefit for domestic manufacturing deduction, partially offset by $3,459 of state income tax expense.

The Company's effective tax rate for fiscal 2016 differs from the statutory rate primarily due to a $4,332 tax benefit from the release of indemnified uncertain tax positions, a $2,805 tax benefit for domestic manufacturing deduction, partially offset by $4,625 of state income tax expense and $1,685 of non-deductible transaction costs.

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax assets are as follows:

(in thousands)	September 30, 2018	September 30, 2017
Deferred tax assets:
Accrued liabilities and reserves	$32,099	$48,619
Tax loss and credit carryforwards	12,435	15,340
Postretirement benefits	4,317	9,863
Inventory	11,220	6,482
Other	218	877
	$60,289	$81,181
Deferred tax liabilities:
Property, plant and equipment	$(13,739)	$(13,770)
Intangible assets	(48,375)	(65,072)
Loss on investment	(5,321)	(6,085)
Other	(1,775)	(2,549)
	$(69,210)	$(87,476)
Net deferred tax liability before valuation allowance	(8,921)	(6,295)
Valuation allowance	(7,427)	(9,512)
Net deferred tax liability	$(16,348)	$(15,807)

As of September 30, 2018, the Company has $43,312 of state net operating loss carryforwards which expire beginning in 2018 through 2035. In certain non-U.S. jurisdictions, the Company has net operating loss carryforwards of $38,434 which have an expiration period ranging from five years to unlimited.

Valuation allowances have been established on net operating losses and other deferred tax assets in Australia, France, Asia Pacific, and other foreign and United States state jurisdictions, as a result of the Company's determination that there is less than 50% likelihood that these assets will be realized. Evidence for this determination includes three year cumulative loss positions, future reversal of temporary differences, and expectations of future losses. For fiscal 2018, the Company reassessed the need for a valuation allowance against deferred tax assets in the Company's Asia Pacific business based on recent losses and the expected future performance of the business. As a result, the Company has reestablished a $600 valuation allowance against the deferred tax assets of the Asia Pacific business.

As of September 30, 2018, the Company had unrecognized tax benefits of $1,364 which, if recognized, would positively benefit the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2018 and September 30, 2017, the Company had accrued interest and penalties of $78 and $3,193, respectively, in the consolidated balance sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefit, excluding interest and penalties, is as follows:

(in thousands)	For the period from September 30, 2016 to September 30, 2018
Balance as of September 25, 2015	$8,101
Additions based on tax positions related to prior years	62
Settlements	(4,360)
Balance as of September 30, 2016	3,803
Additions based on tax positions related to prior years	63
Settlements	(288)
Balance as of September 30, 2017	3,578
Additions based on tax positions related to prior years	893
Settlements	(3,107)
Balance as of September 30, 2018	$1,364

During fiscal 2018, the balance of unrecognized tax benefits decreased by $3,107 as a result of Tyco completing tax audits and the expiration of the statute of limitations in various state jurisdictions, partially offset by an increase of $893, primarily related to various state jurisdiction's uncertain tax positions. The related accrued penalties and interest for uncertain tax positions decreased by $3,139.

During fiscal 2017, the balance of unrecognized tax benefits decreased by $288 as a result of Tyco completing tax audits and the expiration of the statute of limitations in various state jurisdictions. The related accrued penalties and interest for uncertain tax positions decreased by $158.

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

Many of the Company's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities. The following tax years remain subject to examination by the major tax jurisdictions as follows:

Jurisdiction	Years Open to Audit
United States	2014, 2016, and 2017

The Company's income tax returns are examined periodically by various taxing authorities. The Company's federal tax return for fiscal 2015 was examined and completed in fiscal year 2017, with no change as a result of the examination. The Company is currently under examination in various state jurisdictions. Based on the current status of its income tax audits, the Company believes that it is reasonably possible that there would be no material changes to the unrecognized tax benefits in the next twelve months.

Other Income Tax Matters—Prior to the passage of the TCJA, foreign undistributed earnings were generally subject to U.S. taxation when repatriated. The TCJA imposed a one-time transition tax on previously untaxed accumulated earnings of foreign subsidiaries. The Company has accumulated earnings and profits deficit, therefore, does not anticipate an additional tax liability as a result of the transition tax. The TCJA adopts a new quasi-territorial tax regime that eliminates U.S income taxes on dividends from foreign subsidiaries. The Company may still be liable for foreign taxes, such as withholding taxes, if earnings are repatriated.

During the fiscal years ended September 30, 2018 and September 30, 2017, the Company made no additional provision for United States or non-U.S. income taxes on the undistributed income of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such income is expected to be indefinitely reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such income.

As of September 30, 2018, certain subsidiaries had approximately $39,978 of undistributed income that the Company intends to permanently reinvest. A liability could arise if the Company's intention to permanently reinvest such income were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed of. It is not practicable to estimate the additional income taxes related to permanently reinvested income or the basis differences related to investments in subsidiaries.

The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across its global operations. The Company records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on the Company's estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carry-forwards. The Company adjusts these reserves in light of changing facts and circumstances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. For uncertain tax liabilities (including penalties and interest) arising in the periods prior to the Transactions that are resolved in a future period, the Company plans to seek repayment from Tyco under the terms of an investment agreement. Accordingly, the Company has reflected those liabilities with an offsetting receivable due from Tyco of $122 on the consolidated balance sheet as of September 30, 2018. If the Company's estimate of uncertain tax liabilities arising in the periods following the Transactions proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

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

9. EARNINGS PER SHARE

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

Basic earnings per common share excludes dilution and is calculated by dividing the net earnings allocable to common stock by the weighted-average number of common stock outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocated to common stock by the weighted-average number of shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. Prior to fiscal 2018, earnings per share under the two-class method and the treasury method was the same, as net income allocated to participating securities was immaterial.

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
(in thousands, except per share data)	September 30, 2018	September 30, 2017	September 30, 2016
Numerator:
Net income	$136,645	$84,639	$58,796
Less: Undistributed earnings allocated to participating securities	2,456	241	32
Net income available to common shareholders	$134,189	$84,398	$58,764

Denominator:
Basic weighted average common shares outstanding	51,791	63,420	62,486
Effect of dilutive securities: Non-participating employee stock options (1)	2,298	3,134	300
Diluted weighted average common shares outstanding	54,089	66,554	62,786

Basic earnings per share	$2.59	$1.33	$0.94
Diluted earnings per share	$2.48	$1.27	$0.94

(1) Stock options to purchase approximately 0.3 million, 0.2 million, and 0.1 million shares of common stock were outstanding during the years ended September 30, 2018, September 30, 2017, and September 30, 2016, respectively, but were not included in the calculation of diluted earnings per share as the impact of these would have been anti-dilutive.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component, net of tax:

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2016	$(17,192)	$(8,758)	$(25,950)
Other comprehensive loss before reclassifications	5,941	1,221	7,162
Amounts reclassified from accumulated other comprehensive loss	806	—	806
Net current period other comprehensive loss	6,747	1,221	7,968
Balance as of September 30, 2017	$(10,445)	$(7,537)	$(17,982)
Other comprehensive income before reclassifications	4,068	(2,853)	1,215
Amounts reclassified from accumulated other comprehensive loss	329	—	329
Net current period other comprehensive income (loss)	4,397	(2,853)	1,544
Balance as of September 30, 2018	$(6,048)	$(10,390)	$(16,438)

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

	Fiscal Year Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2016
Amortization of defined benefit pension items:
Amortization of net loss (included within other income, net)	$343	$1,303	$722
Tax expense	(14)	(497)	(276)
Net reclassifications for the period	$329	$806	$446

The estimated net actuarial loss for pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is expected to be approximately $101.

11. INVENTORIES, NET

A majority of the Company records inventory at the lower of cost or market (primarily last in, first out, or "LIFO"). Approximately 80% and 75% of the Company's inventories are valued at the lower of LIFO cost or market at September 30, 2018 and September 30, 2017, respectively.

(in thousands)	September 30, 2018	September 30, 2017
Purchased materials and manufactured parts, net	$58,572	$49,168
Work in process, net	21,769	17,598
Finished goods, net	141,412	133,237
Inventories, net	$221,753	$200,003

Total inventories would be $26,340 and $4,915 higher than reported as of September 30, 2018 and September 30, 2017, respectively, if the first-in, first-out method was used for all inventories. As of September 30, 2018 and September 30, 2017, the excess and obsolete inventory reserve was $12,909 and $8,432, respectively.

12. PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2018 and September 30, 2017, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	September 30, 2018	September 30, 2017
Land	$13,295	$13,296
Buildings and related improvements	108,758	105,154
Machinery and equipment	262,078	248,440
Leasehold improvements	7,382	6,744
Software	30,502	15,135
Construction in progress	16,777	16,160
Property, plant and equipment	438,792	404,929
Accumulated depreciation	(225,684)	(196,310)
Property, plant and equipment, net	$213,108	$208,619

Depreciation expense for fiscal years ended September 30, 2018, September 30, 2017 and September 30, 2016 totaled $34,786, $32,320 and $32,779, respectively.

13. GOODWILL AND INTANGIBLE ASSETS

Goodwill — Changes in the carrying amount of goodwill are as follows:

	Segment
(in thousands)	Electrical Raceway	Mechanical Products & Solutions	Total
Balance as of September 30, 2016	$76,640	$39,189	$115,829
Goodwill acquired during year	31,477	—	$31,477
Exchange rate effects	410	—	$410
Balance as of September 30, 2017	$108,527	$39,189	$147,716
Goodwill divested during year	—	(2,626)	(2,626)
Goodwill acquired during year	813	—	813
Purchase price adjustments	24,527	—	24,527
Exchange rate effects	(301)	—	(301)
Balance as of September 30, 2018	$133,566	$36,563	$170,129

Goodwill balances include $3,924 and $43,000 of accumulated impairment losses within the Electrical Raceway and MP&S segments, respectively, as of September 30, 2018 and September 30, 2017.

Intangible Assets — The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets:

		September 30, 2018			September 30, 2017
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Customer relationships	11	$330,295	$(141,401)	$188,894	$350,129	$(118,273)	$231,856
Other	8	16,003	(5,861)	10,142	27,819	(9,266)	18,553
Total		346,298	(147,262)	199,036	377,948	(127,539)	250,409
Indefinite-lived Intangible Assets:
Trade names		92,880	—	92,880	93,880	—	93,880
Total		$439,178	$(147,262)	$291,916	$471,828	$(127,539)	$344,289

Amortization expense for the fiscal years ended September 30, 2018, September 30, 2017 and September 30, 2016 was $32,104, $22,407 and $22,238, respectively. Expected amortization expense for intangible assets over the next five years and thereafter is as follows (in thousands):

2019	$31,122
2020	29,401
2021	29,267
2022	27,981
2023	27,860
2024 and thereafter	53,405

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in estimated useful lives, impairment of intangible assets, and other events.

14. DEBT

Debt as of September 30, 2018 and September 30, 2017 was as follows:

(in thousands)	September 30, 2018	September 30, 2017
First Lien Term Loan Facility due December 22, 2023	$912,162	$495,134
ABL Credit Facility	—	85,000
Deferred financing costs	(8,194)	(4,496)
Other	279	440
Total debt	$904,247	$576,078
Less: Current portion (a)	26,561	4,215
Long-term debt	$877,686	$571,863

(a) Of the amount due within 2019 for the First Lien Term Loan Facility, $18,936 relates to an accelerated repayment of principal calculated by a formula based on 2018 excess cash flows and a leverage ratio as defined within the Term Loan Agreement. No such accelerated payments are indicated for any of the periods beyond 2019.

As of September 30, 2018, future contractual maturities of long-term debt are as follows (in thousands):

2019 (a)	$28,136
2020	9,200
2021	9,200
2022	9,200
2023	9,200
2024 and thereafter	$848,164

Term Loan Facilities — On April 9, 2014, AII entered into a credit agreement (the "Initial Credit Agreement") for a $420,000 First Lien Term Loan Facility (the "Initial First Lien Term Loan Facility") and a credit agreement for a $250,000 Second Lien Term Loan Facility (the "Second Lien Term Loan Facility." The Initial First Lien Term Loan Facility was priced at 99.50% and carried an interest rate of LIBOR plus 3.50% with a LIBOR floor of 1.00%. The Second Lien Term Loan Facility was priced at 99.00% and carried an interest rate of LIBOR plus 6.75% with a LIBOR floor of 1.00%.

On January 22, 2016, AII redeemed $17,000 of the Second Lien Term Loan Facility at a redemption price of 89.00% of the par value, and $2,000 at a redemption price of 89.75% of the par value. For the fiscal year ended September 30, 2016, the Company recorded a gain on the extinguishment of debt of $1,661.

On December 22, 2016, AII entered into an amendment to the Initial Credit Agreement, which amended and restated the Initial Credit Agreement and provided for a new $500,000 first lien term loan facility and extended the maturity of the initial Credit Agreement to December 22, 2023 (the "First Lien Term Loan Facility"). Loans under the First Lien Term Loan Facility bear interest at either LIBOR plus an applicable margin equal to 3.00% or an alternate base rate plus an applicable margin equal to 2.00% and are guaranteed by AIH and the United States operating companies owned by AII. The First Lien Term Loan Facility amortizes at a rate of 1.00% per annum and was priced at 99.75%. AII used proceeds from the First Lien Term Loan Facility and approximately $155 million of available cash to (i) repay all outstanding loans under the Initial First Lien Term Loan Facility and the Second Lien Term Loan Facility and (ii) pay related fees and expenses, including accrued interest. For the fiscal year ended September 30, 2017, the Company recorded a $9,805 loss on the extinguishment of the Initial First Lien Term Loan Facility and the Second Lien Term Loan Facility.

On February 2, 2018, AII entered into the (i) First Amendment to the Amended and Restated First Lien Credit Agreement, by and among AII, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other financial institutions party thereto to, among other things, decrease the interest margins applicable to the ABR Loans to 1.75% and Eurodollar Loans to 2.75%, and (ii) Increase Supplement (the "Increase Supplement") to, among other things, incur incremental first lien secured term loans in aggregate principal amount of $425.0 million. The Company used the proceeds from the Increase Supplement to 1) repurchase approximately 17.2 million shares of common stock from the CD&R Investor for a total purchase price of approximately $375 million, 2) repay $42.0 million of outstanding loans under the ABL Credit Facility and 3) pay $5.8 million in related fees and expenses. The revisions to the First Lien Term Loan were accounted for as a debt modification, resulting in immediate expensing of related financing costs of $892 within other income, net on the consolidated statements of operations for the year ended September 30, 2018.

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

The ABL Credit Facility has aggregate commitments of $325,000 and is guaranteed by AIH and the United States subsidiaries owned directly or indirectly by AII. AII's availability under the ABL Credit Facility was $315,119 and $172,994 as of September 30, 2018 and September 30, 2017, respectively. Availability under the ABL Credit Facility is subject to a borrowing base equal to the sum of 85% of eligible accounts receivable plus the lesser of (i) 80% of eligible inventory of each borrower and guarantor and (ii) 85% of the net orderly liquidation value of eligible inventory, subject to certain limitations. There were $0 and $85 million of borrowings outstanding under the ABL Credit Facility as of September 30, 2018 and September 30, 2017, respectively. The company paid a fee of 0.50% on unutilized availability in fiscal 2016 and up until December 22, 2016, and a fee of 0.375% for the period from December 22, 2016 through September 30, 2018.

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

The First Lien Term Loan Facility and the ABL Credit Facility are secured by all of the assets of the U.S. subsidiaries of the Company. The First Lien Term Loan Facility has priority over all real property, plant and equipment, intellectual property and capital stock of any US subsidiary and any documents or instruments evidencing the foregoing assets. The ABL Credit Facility has first priority over cash and cash equivalents, accounts receivable, inventory and other documents and instruments evidencing the foregoing assets.

15. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company uses forward currency contracts to hedge the effects of foreign exchange relating to certain of the Company's intercompany receivables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from six months to six years. Short-term forward currency contracts are recorded in other current liabilities and long-term forward currency contracts are recorded in other long-term liabilities in the consolidated balance sheets. The fair value gains and losses are included in other income, net within the consolidated statements of operations. See Note 7, ''Other Income, net'' for further detail.

The total notional amounts of undesignated forward currency contracts were £49.1 million and £52.6 million as of September 30, 2018 and September 30, 2017, respectively. There were no undesignated forward currency contracts as of September 30, 2016. Cash flows associated with derivative financial instruments are recognized in the operating section of the consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the recurring assets and liabilities measured at fair value as of September 30, 2018 and September 30, 2017 in accordance with the fair value hierarchy:

	September 30, 2018			September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$28,175	$—	$—	$571	$—	$—
Liabilities
Forward currency contracts	—	$1,857	—	—	$2,936	—

In addition to the recurring assets and liabilities measured at fair value, the Company has a contingent consideration liability of $650 measured at fair value related to the Cii acquisition, which will be settled in the second quarter of fiscal 2019. The liability is valued using significant unobservable inputs (Level 3) based on the probability of achievement of first year earnings post acquisition. See Note 2, ''Acquisitions.'' for further detail.

The Company's remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the consolidated balance sheets were as follows:

	September 30, 2018		September 30, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan Facility due December 22, 2023	$913,100	$916,113	$496,250	$498,979
Total debt	$913,100	$916,113	$496,250	$498,979

In determining the approximate fair value of its long-term debt, the Company used the trading value among financial institutions, which were classified within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being market-linked variable rate debt.

16. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of September 30, 2018, such obligations were $100,649 for fiscal 2019, $330 for fiscal 2020 and $46 thereafter. These amounts represent open purchase orders for materials used in production.

The Company leases certain facilities and equipment under operating leases. Total rental expense on all operating leases was $17,403, $12,941 and $11,934 in fiscal 2018, 2017, and 2016, respectively. At September 30, 2018, minimum future operating lease payments for leases with terms in excess of one year are presented in the table below as follows (in thousands):

2019	$11,069
2020	8,226
2021	6,580
2022	4,886
2023	4,254
2024 and thereafter	9,988
Total	$45,003

Insurable Liabilities — The Company maintains policies with various insurance companies for its workers' compensation, product, property, general, auto, and executive liability risks. The insurance policies that the Company maintains have various retention levels and excess coverage limits. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on management's estimate as a result of the assessment by the Company's claim administrator of each claim and an independent actuarial valuation of the nature and severity of total claims. The Company utilizes a third-party claims administrator to pay claims, track and evaluate actual claims experience, and ensure consistency in the data used in the actuarial valuation.

Legal Contingencies — The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd. ("Tyco"), including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company's total product liability reserves for Special Products Claims and other product liability matters were $6,755 and $5,872 as of September 30, 2018 and September 30, 2017, respectively. As of September 30, 2018, the Company believes that the range of probable losses for Special Products Claims and other product liabilities is between $3,000 and $10,000.

After September 30, 2018, Tyco and the Company agreed with a plaintiff to settle one Special Products claim that was to go to trial.  The Company agreed to fund the total settlement in exchange for Tyco's agreement to cap the Company's Special Products Claim deductible at $12 million, as opposed to the $13 million cap negotiated within the original indemnity agreement. Tyco and the Company are examining the Company's total Special Products Claim payments which are nearly $12 million with the aforementioned settlement payment and as of September 30, 2018, the Company believes that it has recorded $12 million of cumulative expense related to these Special Products Claims.  From and after the point where the Company has spent $12 million on Special Products Claims, Tyco, now JCI, has a contractual obligation to indemnify the Company in respect of claims of incompatibility between the Company's antimicrobial coated steel sprinkler pipe and CPVC pipe used in the same sprinkler system.

At this time, the Company does not expect the outcome of the Special Products Claims proceedings, either individually or in the aggregate, to have a material adverse effect on its business, financial condition, results of operations or cash flows, and the Company believes that its reserves are adequate for all remaining contingencies for Special Products Claims.

During fiscal 2017, the U.S. Department of Commerce ruled on a scope request in relation to an Antidumping Duty Order for Malleable Iron Pipe Fittings from China. The ruling subjects certain of the Company's imports of conduit fittings within the Atkore Steel Components Inc. ("ASCI") business (acquired in November 2014) to antidumping duties, which are incremental to the duties previously paid upon importation. The Company appealed the scope decision and established an accrual of $7,501 during the second quarter of fiscal 2017 for the related contingent liability with the related expense recorded in selling, general and administrative expenses in the Company's consolidated statements of operations which covers the post-acquisition period through the date of the scope ruling. On appeal, the Court of International Trade ordered the U.S. Department of Commerce to re-examine certain aspects of its prior scope ruling, and after doing so, the Department filed an amended scope ruling for the Court of International Trade’s consideration. The amended scope ruling finds the ASCI products at issue in the matter to be outside the scope of the aforesaid Antidumping Duty Order. On August 3, 2018, the Court of International Trade sustained the U.S. Department of Commerce’s new scope determination and entered judgment thereupon. The U.S. Department of Commerce did not appeal the ruling by the Court of International Trade by the October 2, 2018, deadline and the Company has reversed $7,171 of the related accrual established during the second quarter of fiscal 2017.

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

17. GUARANTEES
The Company has outstanding letters of credit totaling $9.9 million supporting workers' compensation and general liability insurance policies and surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $25.3 million as of September 30, 2018.

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

18. RELATED PARTY TRANSACTIONS

In December 2010, the CD&R Investor acquired a majority stake in the Company (the "CD&R Acquisition"). In connection with the CD&R Acquisition, the Company, AIH and AII entered into a consulting agreement (the "Consulting Agreement") with CD&R. The fees related to the Consulting Agreement were paid quarterly, in advance and recorded as a component of selling, general and administrative expenses in the Company's consolidated statement of operations. In connection with the IPO on June 15, 2016, the Company entered into an agreement with CD&R to terminate the Consulting Agreement, including the ongoing consulting fees and paid CD&R a fee of $12,800. The consulting and termination fees were $15,425 for the fiscal year ended September 30, 2016.

On January 22, 2018, the Company announced a stock repurchase transaction whereby the Company agreed to repurchase from the CD&R Investor, a related party, approximately 17.2 million shares of the Company's common stock, par value $0.01 per share, at a per share price equal to $21.77, for a total purchase price of $375 million, subject to the terms and conditions set forth in the stock purchase agreement. Following the stock repurchase transaction in January 2018 and secondary offerings of the Company's common stock in February 2018 and May 2018, the CD&R Investor no longer owned any of the company's common stock as of September 30, 2018.

Prior to the CD&R Investor selling all of its remaining shares of the Company in May 2018, transactions between the Company, CD&R and affiliates of CD&R were considered to be between related parties. In addition to the consulting fees referenced above, affiliates of CD&R own equity positions in one of the Company's customers. Net sales during fiscal 2018 and 2017 to this customer were $6.0 and $8.3 million, respectively. There were no related party transactions during fiscal 2016.

19. SEGMENT INFORMATION
The Company has two operating segments, which are also its reportable segments. The Company's operating segments are organized based upon primary market channels and, in most instances, the end use of products.
Through its Electrical Raceway segment, the Company manufactures products that deploy, isolate and protect a structure's electrical circuitry from the original power source to the final outlet. These products, which include electrical conduit, armored cable, cable trays, mounting systems and fittings, are critical components of the electrical infrastructure for maintenance, repair and remodel markets. The vast majority of the Company's Electrical Raceway net sales are made to electrical distributors, who then serve electrical contractors and the Company considers both to be customers.
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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the sum of income (loss) from operations before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, gain (loss) on extinguishment of debt, restructuring and impairments, stock-based compensation, certain legal matters, consulting fees, transaction costs, gain on sale of joint venture and other items, such as inventory reserves and adjustments, release of indemnified uncertain tax positions, the impact of foreign exchange gains or losses and the impact from the Fence and Sprinkler exit. Prior to fiscal 2017, income (loss) before income taxes was also adjusted to exclude net periodic pension benefit cost and routine Special Products Claims. Beginning in fiscal 2017, these costs are no longer excluded. Prior fiscal years have not been revised for this change due to the relative insignificance and nature of these amounts.

Intersegment transactions primarily consist of product sales at designated transfer prices on an arm's-length basis. Gross profit earned and reported within the segment is eliminated in the Company's consolidated results. Certain manufacturing and distribution expenses are allocated between the segments on a pro rata basis due to the shared nature of activities. Recorded amounts represent a proportional amount of the quantity of product produced for each segment. Certain assets, such as machinery and equipment and facilities, are not allocated to each segment despite serving both segments. These shared assets are reported within the MP&S segment. We allocate certain corporate operating expenses that directly benefit our operating segments, such as insurance and information technology, on a basis that reasonably approximates an estimate of the use of these services.

	Fiscal year ended
	September 30, 2018			September 30, 2017			September 30, 2016
(in thousands)	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA
Electrical Raceway	$1,365,067	$1,544	$255,260	$1,093,500	$1,283	$189,351	$1,066,711	$1,919	$181,939
MP&S	470,072	81	$51,339	410,434	98	$63,687	456,673	148	$81,199
Eliminations	—	(1,625)		—	(1,381)		—	(2,067)
Consolidated operations	$1,835,139	$—		$1,503,934	$—		$1,523,384	$—

	Capital Expenditures			Total Assets
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2016	September 30, 2018	September 30, 2017	September 30, 2016
Electrical Raceway	$16,389	$13,037	$9,161	$751,024	$757,775	$566,250
MP&S	14,267	8,212	6,130	291,164	306,229	343,002
Unallocated	7,845	3,873	1,539	281,872	151,088	255,316
Consolidated operations	$38,501	$25,122	$16,830	$1,324,060	$1,215,092	$1,164,568

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Fiscal Year Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2016
Operating segment Adjusted EBITDA
Electrical Raceway	$255,260	$189,351	$181,939
MP&S	51,339	63,687	81,199
Total	$306,599	$253,038	$263,138
Unallocated expenses (a)	(35,050)	(25,430)	(28,136)
Depreciation and amortization	(66,890)	(54,727)	(55,017)
Interest expense, net	(40,694)	(26,598)	(41,798)
Gain (loss) on extinguishment of debt	—	(9,805)	1,661
Restructuring & impairments	(1,849)	(1,256)	(4,096)
Net periodic pension benefit cost	—	—	(441)
Stock-based compensation	(14,664)	(12,788)	(21,127)
Special products claims impact	—	—	(850)
Certain legal matters	4,833	(7,551)	(1,382)
Consulting fees	—	—	(15,425)
Transaction costs	(9,314)	(4,779)	(7,832)
Gain on sale of a business	27,575	—	—
Gain on sale of joint venture	—	5,774	—
Other (b)	(4,194)	10,247	(1,103)
Impact of Fence and Sprinkler exit	—	—	(811)
Income before income taxes	$166,352	$126,125	$86,781

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.

(b) Represents other items, such as inventory reserves and adjustments, release of indemnified uncertain tax positions and the impact of foreign exchange gains or losses.

The Company's long-lived assets and net sales by geography were as follows:

	Long-lived assets			Net sales
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2016	September 30, 2018	September 30, 2017	September 30, 2016
United States	$201,101	$202,823	$204,640	$1,651,636	$1,367,907	$1,395,750
Other Americas	138	164	175	43,013	37,908	40,573
Europe	11,090	9,306	1,295	90,915	55,181	40,246
Asia-Pacific	2,386	3,378	3,826	49,575	42,938	46,815
Total	$214,715	$215,671	$209,936	$1,835,139	$1,503,934	$1,523,384

The table below shows the amount of net sales from external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in any of the last three fiscal years:

	Fiscal Year Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2016
Metal Electrical Conduit and Fittings	$517,935	$349,239	$331,526
Armored Cable and Fittings	336,388	323,070	318,279
PVC Electrical Conduit & Fittings	311,811	265,389	258,954
Other raceway products	198,933	155,802	157,952
Electrical Raceway	1,365,067	1,093,500	1,066,711

Mechanical Pipe	253,381	211,245	249,473
Other MP&S products	216,691	199,189	199,384
Impact of Fence and Sprinkler	—	—	7,816
MP&S	470,072	410,434	456,673
Net sales	$1,835,139	$1,503,934	$1,523,384

Risks and Concentrations

Concentration of Credit Risk — The Company extends credit to various customers in the retail and construction industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company's overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of customers and maintains reserves for potential credit losses. As of September 30, 2018, one customer, Sonepar Management US, Inc., represented 11% of the Company's accounts receivable balance due to increased sales in the last 60 days of the year. As of November 28, 2018, all amounts outstanding as of September 30, 2018, that are due to be paid from Sonepar Management US, Inc., have been received. In fiscal 2017 and 2016, no single customer accounted for more than 10% of sales or accounts receivable.

Concentration of Employees — As of September 30, 2018, approximately 26% of the Company's employees were represented by a union under a collective bargaining agreement. All unions are either located in the United States or Canada with no unions or Worker's Councils at any of the other locations abroad. Our Harvey, Illinois Special Metal Processing Facility agreement with the United Steelworkers Union, involving a bargaining unit of 12 employees, expired on November 11, 2018. We anticipate that the new collective bargaining agreement will be ratified by the union members within calendar 2018. Our Harvey Illinois collective bargaining agreement with the United Steelworkers, involving nearly 400 represented employees, does not expire until April 2020. The Company believes its relationship with their employees is good.

20. QUARTERLY OPERATING RESULTS (UNAUDITED)

The following table presents unaudited selected quarterly financial data for the years ended September 30, 2018 and September 30, 2017. The operating results for any quarter are not necessarily indicative of the results of any future period.

	Three Months Ended
(in thousands, except per share data)	December 29, 2017 (3)	March 30, 2018 (4)	June 29, 2018	September 30, 2018 (5)	December 30, 2016 As Adjusted ** (1)	March 31, 2017 As Adjusted ** (2)	June 30, 2017 As Adjusted **	September 30, 2017 As Adjusted **
Net sales	$414,558	$445,000	$498,014	$477,567	$337,591	$372,791	$397,745	$395,807
Gross profit	96,867	109,157	120,329	111,731	91,665	87,609	92,485	89,513
Net income	27,189	42,558	34,199	32,699	17,382	18,935	27,465	20,857

Net income per share
Basic (6)	$0.43	$0.83	$0.73	$0.69	$0.28	$0.30	$0.43	$0.33
Diluted (6)	0.41	0.79	0.70	0.66	0.26	0.28	0.41	0.31

**As adjusted due to the adoption of ASU 2017-07. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information.
(1) Includes a $9,805 loss on the extinguishment of the Initial First Lien Term Loan Facility and the Second Lien Term Loan Facility. See Note 14, "Debt."
(2) Includes $5,774 pre-tax gain on sale of Abahsain-Cope Saudi Arabia Ltd joint venture and $7,501 pre-tax expense related to the Antidumping Duty Order for Malleable Iron Pipe Fittings. See Note 16, "Commitments and contingencies" for additional information

(3) Includes a $4,758 benefit due to the re-measurement of deferred tax liabilities as a result of the TCJA. See Note 8, "Income taxes" for additional information.
(4) Includes $26,737 pre-tax gain on the sale of Flexhead. The Company recorded an additional working capital adjustment to the assets sold, which increased the gain by $838, in the quarter ending June 29, 2018. See Note 3, "Divestitures" for additional information.

(5) Includes $7,171 pre- tax reversal of expense related to the Antidumping Duty Order for Malleable Iron Pipe Fittings. See Note 16, Commitments and contingencies" for additional information.
(6) The sum of the quarters may not equal the total of the respective year's earnings per share due to changes in the weighted average shares outstanding throughout the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our President and CEO, William E. Waltz, and our Vice President and CFO, David P. Johnson, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Waltz and Johnson have concluded that both the design and operation of our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
No changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's management assessed, under the supervision and with the participation of our President and CEO, William E. Waltz, and our Vice President and CFO, David P. Johnson, the effectiveness of the Company's internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of September 30, 2018, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm, Deloitte and Touche LLP, has issued an audit report on the Company's internal control over financial reporting for fiscal 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Atkore International Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Atkore International Group Inc. and subsidiaries (the “Company”) as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended September 30, 2018, of the Company and our report dated November 28, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
[Signature]

Chicago, Illinois
November 28, 2018

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11. Executive Compensation

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2019 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a).         Financial Statements, Schedules and Exhibits.
1.           Financial Statements

Report of Independent Registered Public Accounting Firm contained in Item 8 of this Annual Report on Form 10-K.	54
Consolidated Statements Of Operations for the years ended September 30, 2018, September 30, 2017, and September 30, 2016 contained in Item 8 of this Annual Report on Form 10-K.	55
Consolidated Statements of Comprehensive Income for the years ended September 30, 2018, September 30, 2017, and September 30, 2016 contained in Item 8 of this Annual Report on Form 10-K.	56
Consolidated Balance Sheets for the years ended September 30, 2018, and September 30, 2017 contained in Item 8 of this Annual Report on Form 10-K.	57
Consolidated Statements of Cash Flows for the years ended September 30, 2018, September 30, 2017, and September 30, 2016 contained in Item 8 of this Annual Report on Form 10-K.	58
Consolidated Statements of Shareholders' Equity for the three year period ended September 30, 2018 contained in Item 8 of this Annual Report on Form 10-K.	60
Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.	61
2.           Financial Statements Schedules
The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I-Atkore International Group Inc. (Parent) Condensed Financial Information	106
Schedule II-Valuation and Qualifying Accounts	110

3. Exhibits	100
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

10.2.3
First Amendment to Amended and Restated First Lien Credit Agreement, dated as of February 2, 2018 among Atkore International, Inc., a Delaware corporation, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the Lenders and other financial institutions party thereto, incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.'s Current Report on Form 8-K filed on February 5, 2018.

10.2.4
Increase Supplement, dated as of February 2, 2018, to the Amended and Restated First Lien Credit Agreement, dated as of December 22, 2016 (as amended by the First Amendment to Amended and Restated First Lien Credit Agreement, dated as of February 2, 2018, and as further amended, supplemented, waived or otherwise modified from time to time), among Atkore International, Inc., a Delaware corporation, the several banks and other financial institutions from time to time parties thereto, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.2 to Atkore International Group Inc.'s Current Report on Form 8-K filed on February 5, 2018.

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

10.20
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

10.28
Stock Purchase Agreement, dated January 19, 2018, by and among Atkore International Group Inc. and CD&R Allied Holdings, L.P., incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.’s Current Report on Form 8-K filed on January 22, 2018.

10.29
Commitment Letter, dated January 19, 2018, by and among Atkore International Group Inc., Deutsche Bank AG New York Branch and Deutsche Bank Securities Inc. incorporated by reference to Exhibit 10.2 to Atkore International Group Inc.’s Current Report on Form 8-K filed on January 22, 2018.

10.30
Letter Agreement, dated as of January 24, 2018, by and among Atkore International, Inc., Deutsche Bank AG New York Branch, Deutsche Bank Securities, Inc., JPMorgan Chase Bank, N.A., UBS Securities LLC and UBS AG, Stamford Branch, incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.’s Current Report on Form 8-K filed on January 24, 2018.

10.31
Letter Agreement, dated May 4, 2018, by and among William Waltz, Atkore International Inc. and Atkore International Group Inc., incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2018.

10.32
Retirement Agreement, dated May 6, 2018, by and among John Williamson, Atkore International, Inc.and Atkore International Group Inc., incorporated by reference to Exhibit 10.2 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2018.

10.32.1
First Amendment to Retirement Agreement, dated August 3, 2018, by and among John Williamson, Atkore International Inc. and Atkore International Group Inc., incorporated by reference to Exhibit 10.3 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2018.

21.1*	List of Subsidiaries of Atkore International Group Inc. as of September 30, 2018.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer of Atkore International Group Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Atkore International Group Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	November 28, 2018	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer
Date:	November 28, 2018	By:	/s/ James A. Mallak
Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 28, 2018	By:	/s/ Michael V. Schrock
			Name:	Michael V. Schrock
			Title:	Director and Chairman of the Board

Date:	November 28, 2018	By:	/s/ William E. Waltz
			Name:	William E. Waltz
			Title:	President and Chief Executive Officer, Director (Principal Executive Officer)

Date:	November 28, 2018	By:	/s/ David P. Johnson
			Name:	David P. Johnson
			Title:	Vice President and Chief Financial Officer

Date:	November 28, 2018	By:	/s/ James A. Mallak
			Name:	James A. Mallak
			Title:	Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	November 28, 2018	By:	/s/ Betty R. Johnson
			Name:	Betty R. Johnson
			Title:	Director

Date:	November 28, 2018	By:	/s/ Jeri L. Isbell
			Name:	Jeri L. Isbell
			Title:	Director

Date:	November 28, 2018	By:	/s/ Wilbert W. James Jr.
			Name:	Wilbert W. James Jr.
			Title:	Director

Date:	November 28, 2018	By:	/s/ Justin A. Kershaw
			Name:	Justin A. Kershaw
			Title:	Director

Date:	November 28, 2018	By:	/s/ Scott H. Muse
			Name:	Scott H. Muse
			Title:	Director

Date:	November 28, 2018	By:	/s/ William VanArsdale
			Name:	William VanArsdale
			Title:	Director

Date:	November 28, 2018	By:	/s/ A. Mark Zeffiro
			Name:	A. Mark Zeffiro
			Title:	Director

SCHEDULE I
ATKORE INTERNATIONAL GROUP INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2018	September 30, 2017
Assets
Investment in subsidiary	$122,059	$360,871
Total Assets	122,059	360,871
Liabilities and Equity
Total Liabilities	$—	$—
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 47,079,645 and 63,305,434 shares issued and outstanding, respectively	$472	$634
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively	(2,580)	(2,580)
Additional paid-in capital	457,978	423,232
Accumulated deficit	(317,373)	(42,433)
Accumulated other comprehensive loss	(16,438)	(17,982)
Total Equity	122,059	360,871
Total Liabilities and Equity	$122,059	$360,871

See Notes to Financial Statements

SCHEDULE I
ATKORE INTERNATIONAL GROUP INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2016
Equity in net income of subsidiary	$136,645	$84,639	$58,796
Net income	136,645	84,639	58,796
Other comprehensive income (loss) of subsidiary, net of tax	1,544	7,968	(4,917)
Comprehensive income	$138,189	$92,607	$53,879
See Notes to Financial Statements

SCHEDULE I
ATKORE INTERNATIONAL GROUP INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities:
Net cash provided by operating activities	$—	$—	$—

Cash Flows from Investing Activities:
Distribution received from subsidiary	411,775	13,938	—
Distribution paid to subsidiary	(20,110)	(12,168)	(52)
Net cash provided by (used in) investing activities	391,665	1,770	(52)

Cash Flows from Financing Activities:
Issuance of common shares	20,110	12,168	52
Repurchase of common shares	(411,775)	(13,938)	—
Net cash (used in) provided by financing activities	(391,665)	(1,770)	52

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—
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
3. Dividends and Distributions from Subsidiaries
The Company received distributions of $411,775, $13,938, and $0 from its subsidiaries for the years ended September 30, 2018, September 30, 2017 and September 30, 2016, respectively. The distributions received in fiscal 2018 and 2017 were used to repurchase shares of the Company's common stock. These dividends were permissible under an exception to the net asset restrictions of the agreements governing AII's borrowings, which allow for dividend payments from AII to AIH or the Parent for the purpose of repurchasing shares of Parent's common stock.
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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additional (Charges)/Benefit to Income	Write offs and Other	Balance at End of Year
Accounts Receivable Allowance for Doubtful Accounts:
For the fiscal year ended:
2018	$(1,239)	(389)	(134)	$(1,762)
2017	$(1,006)	(243)	10	$(1,239)
2016	$(1,173)	(426)	593	$(1,006)

Deferred Tax Valuation Allowance:
For the fiscal year ended:
2018	$(9,512)	428	1,657	$(7,427)
2017	$(8,658)	(1,164)	310	$(9,512)
2016	$(7,532)	(2,604)	1,478	$(8,658)