Form 10-K/A
period 2018-09-30
Atkore International Group Inc.
filed 2018-11-30
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K/A
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to amend the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, initially filed on November 28, 2018 (the “Annual Report”) to include the signature of Deloitte & Touche LLP, the Registrant’s independent registered public accounting firm, in two separate places where such signatures were inadvertently omitted in the original filing. The signatures were timely provided by Deloitte & Touche LLP and received by the Registrant at the time of filing the Annual Report.

This Amendment does not change any previously reported financial results or otherwise amend the Annual Report as previously filed except to properly file the Deloitte & Touche LLP signatures. Furthermore, except for the matter described above, this Amendment does not update or otherwise amend the Annual Report as previously filed for changes in events, estimates or other developments subsequent to the date of the original filing of the Annual Report on November 28, 2018.

Two pages of the Annual Report have been corrected as a result of this Amendment solely to add "/s/ Deloitte & Touche LLP":

1.	Item 8. Financial Statements and Supplementary Data, p. 54 of the Annual Report

2.	Item 9A. Controls and Procedures, p. 96 of the Annual Report

These two pages, as amended, read as follows:

Item 8. Financial Statements and Supplementary Data, p. 54 of the Annual Report

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
/s/ Deloitte & Touche LLP

Chicago, Illinois
November 28, 2018

We have served as the Company's auditor since 2011.

Item 9A. Controls and Procedures, p. 96 of the Annual Report

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
/s/ Deloitte & Touche LLP

Chicago, Illinois
November 28, 2018

Exhibit Index

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer of Atkore International Group Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Atkore International Group Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	November 30, 2018	By:	/s/ David P. Johnson
David P. Johnson
Vice President and Chief Financial Officer