Form 10-Q
period 2018-12-28
Atkore International Group Inc.
filed 2019-02-06
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2018
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of January 30, 2019, there were 45,980,471 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended
(in thousands, except per share data)	Note	December 28, 2018	December 29, 2017
Net sales		$452,028	$414,558
Cost of sales		341,772	317,691
Gross profit		110,256	96,867
Selling, general and administrative		56,379	51,595
Intangible asset amortization	12	8,214	8,687
Operating income		45,663	36,585
Interest expense, net		12,160	6,594
Other (income) expense, net	6	(1,600)	286
Income before income taxes		35,103	29,705
Income tax expense	7	8,154	2,516
Net income		$26,949	$27,189

Net income per share
Basic	8	$0.56	$0.43
Diluted	8	$0.54	$0.41

See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended
(in thousands)	Note	December 28, 2018	December 29, 2017
Net income		$26,949	$27,189
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment		(2,746)	331
Change in unrecognized loss related to pension benefit plans	4	25	65
Total other comprehensive (loss) income	9	(2,721)	396
Comprehensive income		$24,228	$27,585
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	December 28, 2018	September 30, 2018
Assets
Current Assets:
Cash and cash equivalents		$75,919	$126,662
Accounts receivable, less allowance for doubtful accounts of $2,534 and $1,762, respectively		294,181	265,147
Inventories, net	10	226,587	221,753
Prepaid expenses and other current assets		28,952	33,576
Total current assets		625,639	647,138
Property, plant and equipment, net	11	241,699	213,108
Intangible assets, net	12	295,203	291,916
Goodwill	12	178,797	170,129
Deferred tax assets	7	1,249	162
Other long-term assets		2,197	1,607
Total Assets		$1,344,784	$1,324,060
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	13	$26,561	$26,561
Accounts payable		134,090	156,525
Income tax payable		3,931	542
Accrued compensation and employee benefits		21,197	33,350
Customer liabilities		50,127	3,377
Other current liabilities		51,642	52,392
Total current liabilities		287,548	272,747
Long-term debt	13	878,094	877,686
Deferred tax liabilities	7	23,720	16,510
Other long-term tax liabilities		907	1,443
Pension liabilities		16,500	17,075
Other long-term liabilities		13,860	16,540
Total Liabilities		1,220,629	1,202,001
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 45,980,471 and 47,079,645 shares issued and outstanding, respectively		461	472
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		460,264	457,978
Accumulated deficit		(314,831)	(317,373)
Accumulated other comprehensive loss	9	(19,159)	(16,438)
Total Equity		124,155	122,059
Total Liabilities and Equity		$1,344,784	$1,324,060
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three months ended
(in thousands)	Note	December 28, 2018	December 29, 2017
Operating activities:
Net income		$26,949	$27,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		18,021	17,210
Deferred income taxes	7	(1,306)	(5,334)
Stock-based compensation		2,982	3,564
Other adjustments to net income		2,201	1,559
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		22,111	19,967
Inventories		4,263	(5,396)
Accounts payable		(30,405)	(8,311)
Other, net		(4,539)	(1,508)
Net cash provided by operating activities		40,277	48,940
Investing activities:
Capital expenditures		(6,875)	(8,235)
Acquisition of businesses, net of cash acquired	3	(57,899)	—
Other, net		(151)	784
Net cash used in investing activities		(64,925)	(7,451)
Financing activities:
Borrowings under credit facility	13	—	204,000
Repayments under credit facility	13	—	(247,000)
Repayments of short-term debt	13	—	(1,250)
Issuance of common stock		(695)	3,314
Repurchase of common stock		(24,419)	(6,681)
Other, net		(62)	(48)
Net cash used for financing activities		(25,176)	(47,665)
Effects of foreign exchange rate changes on cash and cash equivalents		(919)	219
Decrease in cash and cash equivalents		(50,743)	(5,957)
Cash and cash equivalents at beginning of period		126,662	45,718
Cash and cash equivalents at end of period		$75,919	$39,761
Supplementary Cash Flow information
Capital expenditures, not yet paid		$1,106	$615
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2016	62,458	$626	$(2,580)	$398,292	$(113,142)	$(25,950)	$257,246
Net income	—	—	—	—	84,639	—	84,639
Other comprehensive loss	—	—	—	—	—	7,968	7,968
Stock-based compensation	—	—	—	12,788	—	—	12,788
Issuance of common stock	1,628	16	—	12,152	—	—	12,168
Repurchase of common stock	(781)	(8)	—	—	(13,930)	—	(13,938)
Balance as of September 30, 2017	63,305	634	(2,580)	423,232	(42,433)	(17,982)	360,871
Net income	—	—	—	—	136,645	—	136,645
Other comprehensive loss	—	—	—	—	—	1,544	1,544
Stock-based compensation	—	—	—	14,664	—	—	14,664
Issuance of common stock	2,795	28	—	20,082	—	—	20,110
Repurchase of common stock	(19,020)	(190)	—	—	(411,585)	—	(411,775)
Balance as of September 30, 2018	47,080	472	(2,580)	457,978	(317,373)	(16,438)	122,059
Net income	—	—	—	—	26,949	—	26,949
Other comprehensive income	—	—	—	—	—	(2,721)	(2,721)
Stock-based compensation	—	—	—	2,982	—	—	2,982
Issuance of common stock	131	1	—	(696)	—	—	(695)
Repurchase of common stock	(1,230)	(12)	—	—	(24,407)	—	(24,419)
Balance as of December 28, 2018	45,981	$461	$(2,580)	$460,264	$(314,831)	$(19,159)	$124,155

See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Organization and Ownership Structure — Atkore International Group Inc. (the "Company", "Atkore" or "AIG") is a leading manufacturer of Electrical Raceway products primarily for the non-residential construction and renovation markets and Mechanical Products & Solutions ("MP&S") for the construction and industrial markets. Electrical Raceway products form the critical infrastructure that enables the deployment, isolation and protection of a structure's electrical circuitry from the original power source to the final outlet. MP&S frame, support and secure component parts in a broad range of structures, equipment and systems in electrical, industrial and construction applications.

Atkore was incorporated in the State of Delaware on November 4, 2010. Atkore is the sole stockholder of Atkore International Holdings Inc. ("AIH"), which in turn is the sole stockholder of Atkore International, Inc. ("AII").

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These unaudited condensed consolidated financial statements have been prepared in accordance with the Company's accounting policies and on the same basis as those financial statements included in the Company's latest Annual Report on Form 10-K for the year ended September 30, 2018 filed with the U.S. Securities and Exchange Commission (the "SEC") on November 28, 2018, and should be read in conjunction with those consolidated financial statements and the notes thereto. Certain information and disclosures normally included in the Company's annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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
2014-09 Revenue from Contracts with Customers
The Accounting Standards Update ("ASU") provides guidance for revenue recognition. The update's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The update provides for two transition methods to the new guidance: a full retrospective approach and a modified retrospective approach.
		The Company adopted the guidance in the first quarter of 2019 using the modified retrospective method. See Note 2, "Revenue from Contracts with Customers for further detail."	2	2019

A summary of accounting guidance not yet adopted is as follows. Effective dates are on the first day of the fiscal year indicated below, unless otherwise specified.

ASU	Description of ASU	Impact to Atkore	Effective Date
2018-13 Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	The ASU amends Accounting Standard Codification ("ASC") 820 to add, remove and clarify disclosure requirements related to fair value measurements.	Under evaluation.	2020
2018-07 Improvements to Nonemployee Share-Based Payment Accounting.	ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions.	Under evaluation.	2020
ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The ASU provided entities with the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the "H.R.1", also known as the "Tax Cuts and Jobs Act" ("TCJA") to retained earnings.	Under evaluation.	2020
2016-02 Leases (Topic 842)	The ASU requires companies to use a "right of use" lease model that assumes that each lease creates an asset (the lessee's right to use the leased asset) and a liability (the future rent payment obligations), which should be reflected on a lessee's balance sheet to fairly represent the lease transaction and the lessee's related financial obligations with terms of more than 12 months.	The Company will adopt the new lease guidance in the first quarter of fiscal 2020. The Company has established an implementation team, deployed lease landscape surveys and is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.	2020
2018-14 Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The ASU amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans.	Under evaluation.	2021

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-20, respectively. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to implement this core principle. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance provides for two transition methods, a full retrospective approach and a modified retrospective approach. The Company adopted the new guidance on October 1, 2018 utilizing the modified retrospective method of adoption for contracts not completed at the adoption date and determined there were no changes required to its reported revenues and earnings as a result of the adoption. The impacts to the financial statements consist of balance sheet reclassifications including amounts associated with the changes in the classification of reserves related to volume rebates and returns reserves. The Company has also enhanced its disclosures of revenue to comply with the new guidance. The impact to the Company’s financial statements as of December 28, 2018 was as follows:

	As of December 28, 2018
Balance Sheet	As Reported	Balances before adoption of ASC 606	Effect of Adoption Higher/(Lower)
Accounts Receivable, net	294,181	247,989	46,192
Customer liabilities	50,127	3,935	46,192

The Company’s revenue arrangements primarily consist of a single performance obligation to transfer promised goods which is satisfied at a point in time when title, risks and rewards of ownership, and subsequently control have transferred to the customer. This generally occurs when the product is shipped to the customer, with an immaterial amount of transactions in which control transfers upon delivery. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations.

The Company has certain arrangements that require it to estimate at the time of sale the amounts of variable consideration that should not be recorded as revenue as certain amounts are not expected to be collected from customers, as well as an estimate of the value of products to be returned. The Company principally relies on historical experience, specific customer agreements, and anticipated future trends to estimate these amounts at the time of sale and to reduce the transaction price. These arrangements include sales discounts and allowances, volume rebates, and returned goods.

As part of the adoption of the new revenue standard, the Company has elected to utilize certain practical expedients. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of goods sold. Sales taxes and other usage-based taxes are excluded from revenue. The practical expedient not to disclose information about remaining performance obligations has also been elected as these obligations have an original duration of one year or less. The Company does not evaluate whether the selling price includes a financing interest component for contracts that are less than a year. The Company also expenses costs incurred to obtain a contract, primarily sales commissions, as all obligations will be settled in less than one year.

The Company typically receives payment 30 to 60 days from the point it has satisfied the related performance obligation. See Note 17, ''Segment Information'' for revenue disaggregated by geography and product categories.

3. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers.

On October 1, 2018, the Company acquired all of the outstanding stock of Vergokan International NV ("Vergokan") for a purchase price of $57,899, net of cash received. Vergokan is a leading manufacturer of cable tray and cable ladder systems, underfloor installations and industrial floor trunking that serves industrial, power and energy, commercial and infrastructure sectors in more than 45 countries. This transaction provides Atkore with an expanded presence in Western Europe and strengthens the Company's electrical portfolio of cable management products within the Electrical Raceway segment. The Company incurred approximately $148 for acquisition-related expenses for Vergokan which were recorded as a component of selling, general and administrative expenses for the three months ended December 28, 2018.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their fair values. The following table summarizes the Level 3 fair values assigned to the net assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Vergokan
Fair value of consideration transferred:
Cash consideration	$58,728
Fair value of assets acquired and liabilities assumed:
Cash	829
Accounts receivable	8,761
Inventories	11,560
Intangible assets	12,621
Fixed assets	32,490
Accounts payable	(18,669)
Other	1,680
Net assets acquired	49,272
Excess purchase price attributed to goodwill acquired	$9,456

The following table summarizes the fair value of intangible assets as of the acquisition date:

	Vergokan
($ in thousands)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$10,535	12.0
Other	2,086	9.0
Total intangible assets	$12,621

The purchase price allocation, intangible asset values and related estimates of useful lives for Vergokan are preliminary, as the Company is finalizing its fair value estimates of intangible assets, fixed assets and working capital items.

On January 8, 2018, the Company acquired the assets of Communications Integrators, Inc. ("Cii"), a manufacturer of modular, prefabricated power, voice and data distribution systems located in Tempe, Arizona for a total purchase price, including contingent consideration, of $3,997.

4. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended
(in thousands)	Note	December 28, 2018	December 29, 2017
Interest cost		$1,166	$1,024
Expected return on plan assets		(1,593)	(1,604)
Amortization of actuarial loss		25	86
Net periodic benefit credit	6	$(402)	$(494)

5. RESTRUCTURING CHARGES

The liability for restructuring reserves is included within other current liabilities in the Company's condensed consolidated balance sheets as follows:

	Electrical Raceway		MP&S		Other/Corporate
(in thousands)	Severance (a)	Other (a)	Severance	Other	Severance	Total
Balance as of September 30, 2017	$449	$—	$278	$10	$—	$737
Charges	536	1,130	97	179	98	2,040
Utilization	(787)	(820)	(178)	(160)	(98)	(2,043)
Reversal	—	—	(191)	—	—	(191)
Exchange rate effects	14	—	(6)	—	—	8
Balance as of September 30, 2018	212	310	—	29	—	551
Charges	285	1,102	—	—	—	1,387
Utilization	(175)	(1,394)	—	(29)	—	(1,598)
Balance as of December 28, 2018	$322	$18	$—	$—	$—	$340
(a) Primarily related to Atkore's commitment to close certain facilities as part of its continuing effort to realign its strategic focus. The Company recorded severance restructuring charges of $285 and $27 related to termination benefits during the three months ended December 28, 2018 and December 29, 2017, respectively. The Company recorded other restructuring charges to close facilities of $1,080 and $300 for the three months ended December 28, 2018 and December 29, 2017, respectively.

The Company expects to utilize all restructuring accruals as of December 28, 2018 within the next twelve months. The net restructuring charges included as a component of selling, general and administrative expenses in the Company's condensed consolidated statements of operations were as follows:

	Three months ended
(in thousands)	December 28, 2018	December 29, 2017
Total restructuring charges, net	$1,387	$262

6. OTHER INCOME, NET

Other (income) expense, net consisted of the following:

	Three months ended
(in thousands)	December 28, 2018	December 29, 2017
Undesignated foreign currency derivative instruments	(2,579)	1,224
Foreign exchange (gain) loss on intercompany loans	1,381	(444)
Pension-related benefits	(402)	(494)
Other (income) expense, net	$(1,600)	$286

7. INCOME TAXES

On December 22, 2017, "H.R.1," also known as the "Tax Cuts and Jobs Act" ("TCJA"), was signed into law. TCJA provides for significant changes to corporate taxation including, but not limited to, a reduction of the federal corporate tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, full expensing of the costs of qualified property in the period of acquisition, the elimination of the domestic production activities deduction and a new provision designed to tax global intangible low-taxed income ("GILTI"). The legislation also adopts a new quasi-territorial tax regime and imposes a one-time transition tax on deemed repatriated earnings of certain foreign subsidiaries.

The value of the Company’s net deferred tax liability on the balance sheet decreased as a result of the enacted tax rates creating a one-time tax benefit to the Company; the preliminary analysis of the impact, using December 29, 2017 values, was an estimated decrease to the net deferred tax liability of $4,758, which was recognized in the period of enactment. The SEC Staff Accounting Bulletin No. 118 allowed for a measurement period of up to one year from the date of enactment; during the course of the fiscal year ended September 30, 2018, the Company recorded an adjustment to the re-measurement of deferred tax liabilities of an additional $708 benefit as a result of updated estimates. For the three months ended December 28, 2018, the Company finalized the re-measurement with no additional adjustments. The Company has an accumulated earnings and profit deficit in the foreign jurisdictions in which it operates. The Company has completed its calculation and does not have an income tax liability from the one-time transition tax on the deemed repatriation of its foreign earnings.

The GILTI provision of TCJA requires certain income earned by controlled foreign corporations ("CFCs") to be included currently in the gross income of the CFC's controlling U.S. shareholder. In accordance with accounting standards applicable to income taxes, there is allowed an accounting policy choice of either (1) treating taxes due on U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has elected the period method and included an estimate of the GILTI tax in the Company’s annualized effective tax rate.

For the three months ended December 28, 2018 and December 29, 2017, the Company's effective tax rate attributable to income before income taxes was 23.2% and 8.5%, respectively. For the three months ended December 28, 2018 and December 29, 2017, the Company's income tax expense was $8,154 and $2,516 respectively. The increase in the effective tax rate was primarily due to the prior year benefit of the one-time re-measurement of deferred taxes as a result of the Tax Cuts and Jobs Act, the prior year domestic manufacturing deduction, which has been repealed for the current year, and a larger excess stock compensation deduction in the period ended December 29, 2017.

The Company has recorded a valuation allowance against net operating losses in certain foreign jurisdictions. A valuation allowance is recorded when it is determined to be more likely than not that deferred tax assets will not be fully realized in the foreseeable future. The realization of deferred tax assets is dependent upon whether the Company can generate future taxable income of appropriate character in the relevant jurisdiction to utilize the assets. For the three months ended December 28, 2018, the Company has partially released a valuation allowance for $266 on deferred tax assets in its Asia Pacific business due to an increase in forecasted taxable income. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods.

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that it has determined are more likely than not to be realized upon examination. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three months ended December 28, 2018, the balance of unrecognized tax benefits decreased by $536 upon the resolution of a state audit item.

For the three months ended December 28, 2018, the Company made no additional provision for U.S. or non-U.S. income taxes for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as the investments are essentially permanent in duration.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in thousands, except per share data)	December 28, 2018	December 29, 2017
Numerator:
Net income	$26,949	$27,189
Less: Undistributed earnings allocated to participating securities	653	217
Net income available to common shareholders	$26,296	$26,972

Denominator:
Basic weighted average common shares outstanding	46,995	63,316
Effect of dilutive securities: Non-participating employee stock options (1)	1,288	2,589
Diluted weighted average common shares outstanding	48,283	65,905
Basic earnings per share	$0.56	$0.43
Diluted earnings per share	$0.54	$0.41

(1) Stock options to purchase approximately 0.6 million and 0.4 million shares of common stock were outstanding during the three months ended December 28, 2018 and December 29, 2017, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component, net of tax:

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2018	$(6,048)	$(10,390)	$(16,438)
Other comprehensive income before reclassifications	—	(2,746)	(2,746)
Amounts reclassified from accumulated other comprehensive loss	25	—	25
Net current period other comprehensive (loss) income	25	(2,746)	(2,721)
Balance as of December 28, 2018	$(6,023)	$(13,136)	$(19,159)

10. INVENTORIES, NET

A majority of the Company's inventories are recorded at the lower of cost (primarily last in, first out, or "LIFO") or market. Approximately 75% and 80% of the Company's inventories were valued at the lower of LIFO cost or market at December 28, 2018 and September 30, 2018, respectively. Interim LIFO determinations, including those at December 28, 2018, are based on management's estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	December 28, 2018	September 30, 2018
Purchased materials and manufactured parts, net	$61,342	$58,572
Work in process, net	21,843	21,769
Finished goods, net	143,402	141,412
Inventories, net	$226,587	$221,753

Total inventories would be $21,982 and $26,340 higher than reported as of December 28, 2018 and September 30, 2018, respectively, if the first-in, first-out method was used for all inventories. As of December 28, 2018 and September 30, 2018, the excess and obsolete inventory reserve was $15,046 and $12,909, respectively.

11. PROPERTY, PLANT AND EQUIPMENT

As of December 28, 2018 and September 30, 2018, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	December 28, 2018	September 30, 2018
Land	$19,939	$13,295
Buildings and related improvements	121,017	108,758
Machinery and equipment	286,355	262,078
Leasehold improvements	7,835	7,382
Software	24,105	30,502
Construction in progress	17,234	16,777
Property, plant and equipment	476,485	438,792
Accumulated depreciation	(234,786)	(225,684)
Property, plant and equipment, net	$241,699	$213,108

Depreciation expense for the three months ended December 28, 2018 and December 29, 2017 totaled $9,807 and $8,523, respectively.

12. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical Raceway	Mechanical Products & Solutions	Total
Balance as of October 1, 2018	$133,566	$36,563	$170,129
Goodwill acquired during year	9,456	—	9,456
Exchange rate effects	(788)	—	(788)
Balance as of December 28, 2018	$142,234	$36,563	$178,797

Goodwill balances as of October 1, 2018 and December 28, 2018 include $3,924 and $43,000 of accumulated impairment losses within the Electrical Raceway and MP&S segments, respectively.

The Company assesses the recoverability of goodwill and indefinite-lived trade names on an annual basis in accordance with ASC 350, "Intangibles - Goodwill and Other." The measurement date is the first day of the fourth fiscal quarter, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or the respective indefinite-lived trade name is less than the carrying value.

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible assets:

		December 28, 2018			September 30, 2018
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	10	$339,581	$(148,773)	$190,808	$330,295	$(141,401)	$188,894
Other	8	18,086	(6,571)	11,515	16,003	(5,861)	10,142
Total		357,667	(155,344)	202,323	346,298	(147,262)	199,036
Indefinite-lived intangible assets:
Trade names		92,880	—	92,880	92,880	—	92,880
Total		$450,547	$(155,344)	$295,203	$439,178	$(147,262)	$291,916

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Amortization expense for the three months ended December 28, 2018 and December 29, 2017 was $8,214 and $8,687, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2019 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2019	$26,106
2020	30,310
2021	30,176
2022	28,843
2023	28,791
2024	24,094
Thereafter	34,003

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

13. DEBT

Debt as of December 28, 2018 and September 30, 2018 was as follows:

(in thousands)	December 28, 2018	September 30, 2018
First Lien Term Loan Facility due December 22, 2023	$912,207	$912,162
Deferred financing costs	(7,788)	(8,194)
Other	236	279
Total debt	$904,655	$904,247
Less: Current portion	26,561	26,561
Long-term debt	$878,094	$877,686

The asset-based credit facility (the "ABL Credit Facility") has aggregate commitments of $325,000 and is guaranteed by AIH and the U.S. operating companies owned by AII. AII's availability under the ABL Credit Facility was $274,954 and $315,119 as of December 28, 2018 and September 30, 2018, respectively.

14. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company uses forward currency contracts to hedge the effects of foreign exchange relating to certain of the Company’s intercompany receivables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from six months to five years. Short-term forward currency contracts are recorded in other current liabilities and long-term forward currency contracts are recorded in other long-term liabilities in the condensed consolidated balance sheet. The fair value gains and losses are included in other (income) expense, net within the condensed consolidated statements of operations. See Note 6, ''Other Income, net'' for further detail.

The total notional amount of undesignated forward currency contracts were £46.4 million and £49.1 million as of December 28, 2018 and September 30, 2018, respectively. Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the Company's assets and liabilities measured at fair value:

	December 28, 2018			September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$38,771	$—	$—	$28,175	$—	$—
Forward currency contracts	—	727	—	—	—	—
Liabilities
Forward currency contracts	—	68	—	—	1,857	—

In addition to the recurring assets and liabilities measured at fair value, the Company has a contingent consideration liability of $550 measured at fair value related to the Cii acquisition, which was settled in January 2019. The liability is valued using significant unobservable inputs (Level 3) based on the probability of achievement of first year earnings post acquisition.

The Company's remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	December 28, 2018		September 30, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan Facility due December 22, 2023	$913,100	$862,880	$913,100	$916,113

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, which were classified within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

15. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of December 28, 2018, such obligations were $197,115 for the rest of fiscal year 2019 and $801 for fiscal year 2020. These amounts represent open purchase orders for materials used in production.

Legal Contingencies — The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd. ("Tyco"), including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company's total product liability reserves for Special Products Claims and other product liability matters were $1,235 and $6,755 as of December 28, 2018 and September 30, 2018, respectively. As of December 28, 2018, the Company believes that the range of losses for Special Products Claims and other product liabilities is between $1,000 and $9,000.

During the quarter ended December 28, 2018, Tyco and the Company agreed with a plaintiff to settle one Special Products Claim that was to go to trial.  The Company agreed to fund the total settlement in exchange for Tyco's agreement to cap the Company's Special Products Claim deductible at $12,000, as opposed to the $13,000 cap negotiated within the original indemnity agreement. Tyco and the Company are examining the Company's total Special Products Claim payments which are nearly $12,000 with the aforementioned settlement payment and as of December 28, 2018, the Company believes that it has recorded $12,000 of cumulative expense related to these Special Products Claims.  From and after the point where the Company has spent $12,000 on Special Products Claims, Tyco, now Johnson Controls International plc, has a contractual obligation to indemnify the Company in respect of claims of incompatibility between the Company's antimicrobial coated steel sprinkler pipe and CPVC pipe used in the same sprinkler system.

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

16. GUARANTEES

The Company had outstanding letters of credit totaling $10,979 supporting workers' compensation and general liability insurance policies as of December 28, 2018. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $25,199 as of December 28, 2018.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the sum of income (loss) from operations before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, gain (loss) on extinguishment of debt, restructuring and impairments, stock-based compensation, certain legal matters, transaction costs, gain on sale of joint venture and other items, such as inventory reserves and adjustments, release of indemnified uncertain tax positions, and the impact of foreign exchange gains or losses.

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

	Three months ended
	December 28, 2018			December 29, 2017
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$343,215	$191	$68,489	$316,005	$518	$56,160
MP&S	108,813	—	$10,887	98,553	21	$10,809
Eliminations	—	(191)		—	(539)
Consolidated operations	$452,028	$—		$414,558	$—

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Three months ended
(in thousands)	December 28, 2018	December 29, 2017
Operating segment Adjusted EBITDA
Electrical Raceway	$68,489	$56,160
MP&S	10,887	10,809
Total	79,376	66,969
Unallocated expenses (a)	(9,353)	(8,482)
Depreciation and amortization	(18,021)	(17,210)
Interest expense, net	(12,160)	(6,594)
Restructuring and impairments	(1,387)	(262)
Stock-based compensation	(2,982)	(3,564)
Transaction costs	(164)	(645)
Other (b)	(206)	(507)
Income before income taxes	$35,103	$29,705
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

The Company's net sales by geography were as follows for the three months ended December 28, 2018 and December 29, 2017:

	Three months ended
(in thousands)	December 28, 2018	December 29, 2017
United States	$395,628	$373,828
Other Americas	9,232	8,001
Europe	33,862	20,300
Asia-Pacific	13,306	12,429
Total	$452,028	$414,558

The table below shows the amount of net sales from external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in either period for the three months ended December 28, 2018 and December 29, 2017:

(in thousands)	December 28, 2018	December 29, 2017
Metal Electrical Conduit and Fittings	$131,247	$108,263
Armored Cable and Fittings	84,345	86,215
PVC Electrical Conduit and Fittings	68,233	76,225
Cable Tray and Cable Ladders	45,774	34,116
Other raceway products	13,616	11,186
Electrical Raceway	343,215	316,005

Mechanical Pipe	60,668	50,645
Metal Framing and Fittings	28,611	24,902
Other MP&S products	19,534	18,150
Impact of Fence and Sprinkler	—	4,856
MP&S	108,813	98,553
Net sales	$452,028	$414,558

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
Use of Non-GAAP Measures

Adjusted EBITDA and Adjusted EBITDA Margin

We use Adjusted EBITDA and Adjusted EBITDA Margin in evaluating the performance of our business and in the preparation of our annual operating budgets and as indicators of business performance and profitability. We believe Adjusted EBITDA and Adjusted EBITDA Margin allow us to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance.

We define Adjusted EBITDA as net income (loss) before: depreciation and amortization, interest expense, net, loss (gain) on extinguishment of debt, income tax expense (benefit), restructuring and impairments, stock-based compensation, certain legal matters, transaction costs, gain on sale of a business, gain on sale of joint venture and other items, such as inventory reserves and adjustments and realized or unrealized gain (loss) on foreign currency transactions. We believe Adjusted EBITDA, when presented in conjunction with comparable accounting principles generally accepted in the United States of America ("GAAP") measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net sales.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the three months ended December 28, 2018 and December 29, 2017:

	Three months ended
(in thousands)	December 28, 2018	December 29, 2017
Net income	$26,949	$27,189
Interest expense, net	12,160	6,594
Income tax expense	8,154	2,516
Depreciation and amortization	18,021	17,210
Restructuring(a)	1,387	262
Stock-based compensation (b)	2,982	3,564
Transaction costs (c)	164	645
Other (d)	206	507
Adjusted EBITDA	$70,023	$58,487

(a) Restructuring amounts represent exit or disposal costs including termination benefits and facility closure costs. See Note 5, ''Restructuring Charges'' to our unaudited condensed consolidated financial statements for further detail.
(b) Represents stock-based compensation expenses related to stock option awards, performance stock awards and restricted stock awards.
(c) Represents expenses related to our acquisition and divestiture-related activities and professional fees associated with share repurchases and secondary offerings
(d) Represents other items, such as inventory reserves and adjustments, realized or unrealized gain (loss) on foreign currency transactions and release of certain indemnified uncertain tax positions.

Results of Operations

The results of operations for the three months ended December 28, 2018 and December 29, 2017 were as follows:

	Three months ended
($ in thousands)	December 28, 2018	December 29, 2017	Change	% Change
Net sales	$452,028	$414,558	$37,470	9.0%
Cost of sales	341,772	317,691	24,081	7.6%
Gross profit	110,256	96,867	13,389	13.8%
Selling, general and administrative	56,379	51,595	4,784	9.3%
Intangible asset amortization	8,214	8,687	(473)	(5.4)%
Operating income	45,663	36,585	9,078	24.8%
Interest expense, net	12,160	6,594	5,566	84.4%
Other (income) expense, net	(1,600)	286	(1,886)	(659.4)%
Income before income taxes	35,103	29,705	5,398	18.2%
Income tax expense	8,154	2,516	5,638	224.1%
Net income	$26,949	$27,189	$(240)	(0.9)%
Non-GAAP financial data
Adjusted EBITDA	$70,023	$58,487	$11,536	19.7%
Adjusted EBITDA Margin	15.5%	14.1%

Net sales

% Change
Volume	(2.6)%
Average selling prices	9.6%
Foreign exchange	—%
Acquisitions/Divestitures	2.0%
Net sales	9.0%

Net sales increased $37.5 million, or 9.0% to $452.0 million for the three months ended December 28, 2018 compared to $414.6 million for the three months ended December 29, 2017. Net sales increased $39.8 million primarily due to increased average market prices for the metal electrical conduit product category and the pass-through impact of higher average input costs of steel, copper, and freight. Additionally, net sales increased $13.0 million due to the acquisitions of Vergokan International NV ("Vergokan") and Communications Integrators, Inc. ("Cii") over the past twelve months, partly offset by a decrease in net sales of $4.9 million from the sale of the assets of FlexHead Industries, Inc. and SprinkFLEX, LLC (together "Flexhead") in the second quarter of fiscal 2018. The increase in net sales was partially offset by lower volume of $11.0 million primarily in the metal conduit and cable wire product categories sold within the Electrical Raceway segment.

Cost of sales

% Change
Volume	(2.8)%
Average input costs	5.3%
Acquisitions/Divestitures	2.7%
Other	2.4%
Cost of sales	7.6%

Cost of sales increased by $24.1 million, or 7.6% to $341.8 million for the three months ended December 28, 2018 compared to $317.7 million for the three months ended December 29, 2017. The increase was primarily due to higher input costs of steel and copper of $16.8 million and higher freight costs of $5.6 million. Cost of sales also increased $11.9 million due to acquisitions over the past twelve months, partly offset by a reduction in costs of $3.3 million due to divestiture of Flexhead in the second quarter of fiscal 2018. The increase in cost of sales was partially offset by the impact of lower net sales volume of $8.8 million.

Selling, general and administrative

Selling, general and administrative expenses increased $4.8 million, or 9.3%, to $56.4 million for the three months ended December 28, 2018 compared to $51.6 million for the three months ended December 29, 2017. The increase was primarily due to $2.0 million of higher selling, general and administrative costs resulting from acquisitions, net of divestitures, during fiscal 2019 and fiscal 2018, $1.1 million of higher restructuring costs due to facility closures, and $0.9 million of higher compensation expense due to variable compensation.

Intangible asset amortization

Intangible asset amortization expense decreased $0.5 million, or 5.4%, to $8.2 million for the three months ended December 28, 2018 compared to $8.7 million for the three months ended December 29, 2017 due to the Flexhead divestiture partially offset by acquisitions during fiscal 2019 and fiscal 2018. See Note 3, ''Acquisitions'', to our unaudited condensed consolidated financial statements for further detail.

Interest expense, net

Interest expense, net increased $5.6 million, or 84.4% to $12.2 million for the three months ended December 28, 2018 compared to $6.6 million for the three months ended December 29, 2017. The increase is primarily due to our debt refinancing transactions on February 2, 2018, which resulted in additional borrowings of $425.0 million.

Other (income) expense, net

Other (income) expense, net changed $1.9 million to $1.6 million of income for the three months ended December 28, 2018 compared to $0.3 million of expense for the three months ended December 29, 2017 primarily due to the gain on foreign currency derivative instruments of $2.6 million, partially offset by foreign exchange losses on intercompany loans of $1.4 million. See Note 6, ''Other Income, net'', to our unaudited condensed consolidated financial statements for further detail.

Income tax expense

The Company's income tax rate increased to 23.2% for the three months ended December 28, 2018 compared to 8.5% for the three months ended December 29, 2017. The increase in the effective tax rate was primarily due to the prior year benefit of the one-time re-measurement of deferred taxes as a result of the Tax Cuts and Jobs Act, the prior year domestic manufacturing deduction, which has been repealed for the current year, and a larger excess stock compensation deduction in the period ended December 29, 2017.

Net income

Net income decreased by $0.2 million, or 0.9% to $26.9 million for the three months ended December 28, 2018 compared to $27.2 million for the three months ended December 29, 2017 primarily due to higher income tax expense of $5.6 million and higher interest expense of $5.6 million, partially offset by higher operating income of $9.1 million.

Adjusted EBITDA

Adjusted EBITDA increased by $11.5 million, or 19.7% to $70.0 million for the three months ended December 28, 2018 compared to $58.5 million for the three months ended December 29, 2017. The increase was primarily due to higher operating income of $9.1 million and incremental Adjusted EBITDA of $2.1 million from acquisitions during fiscal 2019 and fiscal 2018, partially offset by the divestiture of Flexhead during the second quarter of fiscal 2018.

Segment results

Electrical Raceway

	Three months ended
($ in thousands)	December 28, 2018	December 29, 2017	Change	% Change
Net sales	$343,406	$316,523	$26,883	8.5%
Adjusted EBITDA	$68,489	$56,160	$12,329	22.0%
Adjusted EBITDA Margin	19.9%	17.7%

Net sales

% Change
Volume	(3.5)%
Average selling prices	7.9%
Foreign exchange	—%
Acquisitions	4.1%
Net sales	8.5%

Net sales increased $26.9 million, or 8.5%, to $343.4 million for the three months ended December 28, 2018 compared to $316.5 million for the three months ended December 29, 2017. The increase was primarily due to increased average market prices for the metal electrical conduit product category and the pass-through impact of higher average input costs of steel, copper and freight of $25.0 million. Additionally, sales increased $13.0 million resulting from acquisitions during fiscal 2019 and fiscal 2018. The increase in net sales was partially offset by lower volume of $11.0 million primarily in the metal conduit and cable wire product categories.

Adjusted EBITDA

Adjusted EBITDA for the three months ended December 28, 2018 increased $12.3 million, or 22.0%, to $68.5 million from $56.2 million for the three months ended December 29, 2017. Adjusted EBITDA margins increased to 19.9% for the three months ended December 28, 2018 compared to 17.7% for the three months ended December 29, 2017. The increase in Adjusted EBITDA was largely due to increased market prices for the metal electrical conduit product category and incremental Adjusted EBITDA resulting from acquisitions during fiscal 2019 and fiscal 2018. The increase in Adjusted EBITDA was partially offset by lower volume for the metal conduit and cable wire product categories.

Mechanical Products & Solutions

	Three months ended
($ in thousands)	December 28, 2018	December 29, 2017	Change	% Change
Net sales	$108,813	$98,574	$10,239	10.4%
Adjusted EBITDA	$10,887	$10,809	$78	0.7%
Adjusted EBITDA Margin	10.0%	11.0%

Net sales

% Change
Average selling prices	15.0%
Divestitures	(5.0)%
Other	0.4%
Net sales	10.4%

Net sales increased $10.2 million, or 10.4%, for the three months ended December 28, 2018 to $108.8 million compared to $98.6 million for the three months ended December 29, 2017. The increase was primarily due to $14.8 million of higher average selling prices, partly offset by a decrease in net sales of $4.9 million due to the divestiture of Flexhead in the second quarter of fiscal 2018.

Adjusted EBITDA

Adjusted EBITDA increased $0.1 million, or 0.7%, to $10.9 million for the three months ended December 28, 2018 compared to $10.8 million for the three months ended December 29, 2017. Adjusted EBITDA margins decreased to 10.0% for the three months ended December 28, 2018 compared to 11.0% for the three months ended December 29, 2017. Adjusted EBITDA increased primarily due to the higher average selling prices, partially offset by the divestiture of Flexhead during the second quarter of fiscal 2018.

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $75.9 million as of December 28, 2018, of which $36.1 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company's intention to permanently reinvest such income were to change and cash was repatriated to the United States. Our cash and cash equivalents decreased $50.7 million from September 30, 2018 primarily due to the acquisition of Vergokan.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund operational needs. As of December 28, 2018, there were no outstanding borrowings under the ABL Credit Facility and $11.0 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $285.9 million and approximately $275.0 million was available under the ABL Credit Facility as of December 28, 2018. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the ABL Credit Facility. We expect that cash provided from operations and available capacity under the ABL Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for at least the next twelve months, including payment of interest and principal on our debt.

Limitations on Distributions and Dividends by Subsidiaries

AIG, AII, and AIH are each holding companies, and as such have no independent operations or material assets other than ownership of equity interests in their respective subsidiaries. Each company depends on its respective subsidiaries to distribute funds to it so that it may pay obligations and expenses, including satisfying obligations with respect to indebtedness. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial and general business conditions, as well as restrictions under the laws of our subsidiaries' jurisdictions.

The agreements governing the ABL Credit Facility significantly restrict the ability of our subsidiaries, including AII, to pay dividends, make loans or otherwise transfer assets from AII and, in turn, to us. Further, AII's subsidiaries are permitted under the terms of the ABL Credit Facility to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to AII and, in turn, to us. The First Lien Term Loan Facility requires AII to meet a certain consolidated coverage ratio on an incurrence basis in connection with additional indebtedness. The ABL Credit Facility contains limits on additional indebtedness based on various conditions for incurring the additional debt.

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Three months ended
(in thousands)	December 28, 2018	December 29, 2017
Cash flows provided by (used in):
Operating activities	$40,277	$48,940
Investing activities	(64,925)	(7,451)
Financing activities	(25,176)	(47,665)

Operating activities

During the three months ended December 28, 2018, the Company was provided $40.3 million by operating activities compared to $48.9 million during the three months ended December 29, 2017. The $8.7 million decrease in cash provided was primarily due to higher investments in working capital of $13.1 million compared to the prior year due to higher material input costs.

Investing activities

During the three months ended December 28, 2018, the Company used $64.9 million in investing activities compared to using $7.5 million during the three months ended December 29, 2017. The increase in cash used in investing activities is primarily due the acquisition of Vergokan for $57.9 million, net of cash received.

Financing Activities

During the three months ended December 28, 2018, the Company used $25.2 million in financing activities compared to $47.7 million used during the three months ended December 29, 2017. The use of cash in the three months ended December 28, 2018 was primarily related to $24.4 million of share repurchases. During the three months ended December 29, 2017, the Company repaid $247.0 million in borrowings from the line of credit, which was partially offset by additional borrowings of $204.0 million on the line of credit.

Contractual Obligations and Commitments

There have been no other material changes in our contractual obligations and commitments since the filing of our Annual Report on Form 10-K.

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

•	possible impairment of goodwill or other long-lived assets as a result of future triggering events, such as declines in our cash flow projections or customer demand;

•	safety and labor risks associated with the manufacture and the testing of our products;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows our purchases of our common stock during the three months ended December 28, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
December 1, 2018 - December 28, 2018	1,229.8	$19.85	1,229.8	$—
Total	1,229.8		1,229.8

(1) In August 2017, the Company announced that its board of directors had approved a share repurchase program for the repurchase of up to an aggregate amount of $75 million of the Company’s common stock. As of December 28, 2018, there were no authorized repurchases remaining.

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

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	February 6, 2019	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)