Form 10-Q
period 2019-03-29
Atkore International Group Inc.
filed 2019-05-07
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

_____________________

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	ATKR	New York Stock Exchange
_____________________

As of April 26, 2019, there were 46,261,192 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Six months ended
(in thousands, except per share data)	Note	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net sales		$469,309	$445,000	$921,337	$859,558
Cost of sales		352,221	335,843	693,993	653,534
Gross profit		117,088	109,157	227,344	206,024
Selling, general and administrative		56,350	60,118	112,729	111,713
Intangible asset amortization	13	8,196	7,765	16,410	16,452
Operating income		52,542	41,274	98,205	77,859
Interest expense, net		13,328	9,286	25,488	15,880
Other (income) expense, net	7	(594)	(25,962)	(2,194)	(25,676)
Income before income taxes		39,808	57,950	74,911	87,655
Income tax expense	8	10,253	15,392	18,407	17,908
Net income		$29,555	$42,558	$56,504	$69,747

Net income per share
Basic	9	$0.62	$0.83	$1.18	$1.22
Diluted	9	$0.61	$0.79	$1.15	$1.16

See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended		Six months ended
(in thousands)	Note	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net income		$29,555	$42,558	$56,504	$69,747
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment		952	1,169	(1,794)	1,500
Change in unrecognized loss related to pension benefit plans	5	15	64	40	129
Total other comprehensive (loss) income	10	967	1,233	(1,754)	1,629
Comprehensive income		$30,522	$43,791	$54,750	$71,376
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	March 29, 2019	September 30, 2018
Assets
Current Assets:
Cash and cash equivalents		$51,498	$126,662
Accounts receivable, less allowance for doubtful accounts of $1,978 and $1,762, respectively		319,769	265,147
Inventories, net	11	220,787	221,753
Prepaid expenses and other current assets		47,374	33,576
Total current assets		639,428	647,138
Property, plant and equipment, net	12	240,188	213,108
Intangible assets, net	13	287,801	291,916
Goodwill	13	179,489	170,129
Deferred tax assets	8	1,076	162
Other long-term assets		1,927	1,607
Total Assets		$1,349,909	$1,324,060
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	14	$—	$26,561
Accounts payable		143,742	156,525
Income tax payable		1,110	542
Accrued compensation and employee benefits		24,470	33,350
Customer liabilities	1	42,723	3,377
Other current liabilities		40,664	52,392
Total current liabilities		252,709	272,747
Long-term debt	14	884,095	877,686
Deferred tax liabilities	8	23,752	16,510
Other long-term tax liabilities		918	1,443
Pension liabilities		15,906	17,075
Other long-term liabilities		14,032	16,540
Total Liabilities		1,191,412	1,202,001
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 46,216,192 and 47,079,645 shares issued and outstanding, respectively		463	472
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		464,082	457,978
Accumulated deficit		(282,943)	(317,373)
Accumulated other comprehensive loss	10	(20,525)	(16,438)
Total Equity		158,497	122,059
Total Liabilities and Equity		$1,349,909	$1,324,060
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Six months ended
(in thousands)	Note	March 29, 2019	March 30, 2018
Operating activities:
Net income		$56,504	$69,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		36,301	33,063
Deferred income taxes	8	(1,101)	(3,667)
Gain on sale of a business	4	—	(26,737)
Stock-based compensation		4,816	6,334
Other adjustments to net income		3,046	4,611
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		(4,839)	(23,636)
Inventories		8,540	(11,691)
Accounts payable		(19,135)	(1,194)
Other, net		(41,343)	6,388
Net cash provided by operating activities		42,789	53,218
Investing activities:
Capital expenditures		(14,712)	(17,173)
Divestiture of business		—	42,000
Acquisition of businesses, net of cash acquired	3	(57,899)	(3,350)
Other, net		(194)	1,469
Net cash used in (provided by) investing activities		(72,805)	22,946
Financing activities:
Borrowings under credit facility		17,000	309,000
Repayments under credit facility		(17,000)	(394,000)
Repayments of short-term debt	14	(20,980)	(3,550)
Repayments of long-term debt		—	(1,217)
Issuance of long-term debt		—	426,217
Payment for debt financing costs and fees		—	(5,767)
Issuance of common stock		1,291	5,299
Repurchase of common stock		(24,419)	(381,805)
Other, net		(677)	(78)
Net cash used for financing activities		(44,785)	(45,901)
Effects of foreign exchange rate changes on cash and cash equivalents		(363)	911
Decrease in cash and cash equivalents		(75,164)	31,174
Cash and cash equivalents at beginning of period		126,662	45,718
Cash and cash equivalents at end of period		$51,498	$76,892
Supplementary Cash Flow information
Capital expenditures, not yet paid		$626	$534

See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2017	63,305	$634	$(2,580)	$423,232	$(42,433)	$(17,982)	$360,871
Net income	—	—	—	—	27,189	—	27,189
Other comprehensive income	—	—	—	—	—	396	396
Stock-based compensation	—	—	—	3,564	—	—	3,564
Issuance of common stock	565	6	—	3,322	—	—	3,328
Repurchase of common stock	(351)	(4)	—	—	(6,676)	—	(6,680)
Balance as of December 29, 2017	63,519	636	(2,580)	430,118	(21,920)	(17,586)	388,668
Net income	—	—	—	—	42,558	—	42,558
Other comprehensive income	—	—	—	—	—	1,233	1,233
Stock-based compensation	—	—	—	2,770	—	—	2,770
Issuance of common stock	291	3	—	1,968	—	—	1,971
Repurchase of common stock	(17,232)	(172)	—	—	(374,953)	—	(375,125)
Balance as of March 30, 2018	46,578	467	(2,580)	434,856	(354,315)	(16,353)	62,075

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2018	47,080	$472	$(2,580)	$457,978	$(317,373)	$(16,438)	$122,059
Net income	—	—	—	—	26,949	—	26,949
Other comprehensive loss	—	—	—	—	—	(2,721)	(2,721)
Stock-based compensation	—	—	—	2,982	—	—	2,982
Issuance of common stock	131	1	—	(696)	—	—	(695)
Repurchase of common stock	(1,230)	(12)	—	—	(24,407)	—	(24,419)
Balance as of December 28, 2018	45,981	461	(2,580)	460,264	(314,831)	(19,159)	124,155
Net income	—	—	—	—	29,555	—	29,555
Other comprehensive income	—	—	—	—	—	967	967
Reclassification of stranded tax benefits (1)	—	—	—	—	2,333	(2,333)	—
Stock-based compensation	—	—	—	1,834	—	—	1,834
Issuance of common stock	235	2	—	1,984	—	—	1,986
Balance as of March 29, 2019	46,216	$463	$(2,580)	$464,082	$(282,943)	$(20,525)	$158,497

(1) Due to the adoption of ASU 2018-02.

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

See Note 15, ''Fair Value Measurements'' for further detail.

Recent Accounting Pronouncements

A summary of recently adopted accounting guidance is as follows. Adoption dates are on the first day of the fiscal year indicated below, unless otherwise specified.

ASU	Description of ASU	Impact to Atkore	Note	Adoption Date
2014-09 Revenue from Contracts with Customers and subsequent amendments
The Accounting Standards Update ("ASU") provides guidance for revenue recognition. The update's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Examples of the use of judgments and estimates may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The update also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The update provides for two transition methods to the new guidance: a full retrospective approach and a modified retrospective approach.
		The Company adopted the guidance in the first quarter of 2019 using the modified retrospective method. See Note 2, "Revenue from Contracts with Customers" for further detail.	2	2019
2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The ASU provided entities with the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the "H.R.1", also known as the "Tax Cuts and Jobs Act" ("TCJA") to retained earnings.	The Company elected to adopt the guidance early in the quarter ended March 29, 2019. As a result of adoption of the ASU, we reclassified $2,333 of stranded tax benefits related to our pension plans out of Accumulated other comprehensive loss and into Accumulated deficit for the quarter ended March 29, 2019. The Company's policy is to release the tax effects as the related amounts in other comprehensive income are recognized in net income.	10	2019

A summary of accounting guidance not yet adopted is as follows. Effective dates are on the first day of the fiscal year indicated below, unless otherwise specified.

ASU	Description of ASU	Impact to Atkore	Effective Date
2016-02 Leases (Topic 842)	The ASU requires companies to use a "right of use" lease model that assumes that each lease creates an asset (the lessee's right to use the leased asset) and a liability (the future rent payment obligations), which should be reflected on a lessee's balance sheet to fairly represent the lease transaction and the lessee's related financial obligations with terms of more than 12 months.	The Company will adopt the new lease guidance in the first quarter of fiscal 2020. The Company has established an implementation team, deployed lease landscape surveys, selected a software provider and is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.	2020
2018-07 Improvements to Nonemployee Share-Based Payment Accounting.	ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions.	Under evaluation.	2020
2018-13 Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	The ASU amends Accounting Standard Codification ("ASC") 820 to add, remove and clarify disclosure requirements related to fair value measurements.	Under evaluation.	2020
2018-14 Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The ASU amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans.	Under evaluation.	2021

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-20, respectively. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to implement this core principle. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance provides for two transition methods, a full retrospective approach and a modified retrospective approach. The Company adopted the new guidance on October 1, 2018 utilizing the modified retrospective method of adoption for contracts not completed at the adoption date and determined there were no changes required to its reported revenues and earnings as a result of the adoption. The impacts to the consolidated financial statements consist of balance sheet reclassifications including amounts associated with the changes in the classification of reserves related to volume rebates and returns reserves. The Company has also enhanced its disclosures of revenue to comply with the new guidance. The impact to the Company’s financial statements as of March 29, 2019 was as follows:

	As of March 29, 2019
Balance Sheet	As Reported	Balances before adoption of ASC 606	Effect of Adoption Higher/(Lower)
Accounts Receivable, net	319,769	281,113	38,656
Customer liabilities	42,723	4,067	38,656

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

The Company typically receives payment 30 to 60 days from the point it has satisfied the related performance obligation. See Note 18, ''Segment Information'' for revenue disaggregated by geography and product categories.

3. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers.

On October 1, 2018, the Company acquired all of the outstanding stock of Vergokan International NV ("Vergokan") for a purchase price of $57,899, net of cash received. Vergokan is a leading manufacturer of cable tray and cable ladder systems, underfloor installations and industrial floor trunking that serves industrial, power and energy, commercial and infrastructure sectors in more than 45 countries. This transaction provides Atkore with an expanded presence in Western Europe and strengthens the Company's electrical portfolio of cable management products within the Electrical Raceway segment. The Company incurred approximately $148 for acquisition-related expenses for Vergokan which were recorded as a component of selling, general and administrative expenses for the three and six months ended March 29, 2019. The Company incurred approximately $293 for acquisition-related expenses for Vergokan which were recorded as a component of selling, general and administrative expenses for the three and twelve months ended September 30, 2018.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their fair values. The following table summarizes the Level 3 fair values assigned to the net assets acquired and liabilities assumed as of the acquisition date:

(in thousands)	Vergokan
Fair value of consideration transferred:
Cash consideration	$58,728
Fair value of assets acquired and liabilities assumed:
Cash	829
Accounts receivable	8,761
Inventories	11,434
Intangible assets	12,621
Fixed assets	32,490
Accounts payable	(18,716)
Other	1,680
Net assets acquired	49,099
Excess purchase price attributed to goodwill acquired	$9,629

The following table summarizes the fair value of intangible assets as of the acquisition date:

	Vergokan
($ in thousands)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$10,535	12.0
Other	2,086	9.0
Total intangible assets	$12,621

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

Net assets divested included $2,626 of goodwill. For the three months ended March 30, 2018 a preliminary gain on the sale of the business was recorded as a component of Other (income) expense, net for $26,737. An additional working capital adjustment of $838 was recorded for the three months ended June 29, 2018.

5. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended		Six months ended
(in thousands)	Note	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Interest cost		1,166	1,025	$2,332	$2,049
Expected return on plan assets		(1,593)	(1,604)	(3,186)	(3,207)
Amortization of actuarial loss		25	86	50	171
Net periodic benefit credit	7	$(402)	$(493)	$(804)	$(987)

6. RESTRUCTURING CHARGES

The liability for restructuring reserves is included within other current liabilities in the Company's condensed consolidated balance sheets as follows:

	Electrical Raceway		MP&S		Other/Corporate
(in thousands)	Severance (a)	Other (a)	Severance	Other	Severance	Total
Balance as of September 30, 2017	$449	$—	$278	$10	$—	$737
Charges	536	1,130	97	179	98	2,040
Utilization	(787)	(820)	(178)	(160)	(98)	(2,043)
Reversal	—	—	(191)	—	—	(191)
Exchange rate effects	14	—	(6)	—	—	8
Balance as of September 30, 2018	212	310	—	29	—	551
Charges	611	1,861	—	—	—	2,472
Utilization	(512)	(2,171)	—	(29)	—	(2,712)
Balance as of March 29, 2019	$312	$—	$—	$—	$—	$312
(a) Primarily related to Atkore's commitment to close certain facilities as part of its continuing effort to realign its strategic focus. The Company recorded severance restructuring charges of $611 and $129 related to termination benefits during the six months ended March 29, 2019 and March 30, 2018, respectively. The Company recorded other restructuring charges to close facilities of $1,834 and $523 for the six months ended March 29, 2019 and March 30, 2018, respectively.

The Company expects to utilize all restructuring accruals as of March 29, 2019 within the next twelve months. The net restructuring charges included as a component of selling, general and administrative expenses in the Company's condensed consolidated statements of operations were as follows:

	Three months ended		Six months ended
(in thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Total restructuring charges, net	$1,085	$576	$2,472	$838

7. OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consisted of the following:

	Three months ended		Six months ended
(in thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Gain on sale of a business	—	(26,737)	—	(26,737)
Undesignated foreign currency derivative instruments	1,112	2,511	(1,467)	3,735
Foreign exchange (gain) loss on intercompany loans	(1,318)	(2,135)	63	(2,579)
Debt modification costs	—	892	—	892
Pension-related benefits	(402)	(493)	(804)	(987)
Other	14	—	14	—
Other (income) expense, net	$(594)	$(25,962)	$(2,194)	$(25,676)

8. INCOME TAXES

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

The value of the Company’s net deferred tax liability on the balance sheet decreased as a result of the enacted tax rates creating a one-time tax benefit to the Company; the preliminary analysis of the impact, using December 29, 2017 values, was an estimated decrease to the net deferred tax liability of $4,758, which was recognized in the first quarter of fiscal 2018. The SEC Staff Accounting Bulletin No. 118 allowed for a measurement period of up to one year from the date of enactment; during the course of the fiscal year ended September 30, 2018, the Company recorded an adjustment to the re-measurement of deferred tax liabilities of an additional $708 benefit as a result of updated estimates. For the period ended December 28, 2018, the Company finalized the re-measurement with no additional adjustments. The Company has an accumulated earnings and profit deficit in the foreign jurisdictions in which it operates. The Company completed its calculation and did not have an income tax liability from the one-time transition tax on the deemed repatriation of its foreign earnings.

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

For the three months ended March 29, 2019 and March 30, 2018, the Company's effective tax rate attributable to income before income taxes was 25.8% and 26.6%, respectively. For the three months ended March 29, 2019 and March 30, 2018, the Company's income tax expense was $10,253 and $15,392 respectively. The decrease in the current period effective tax rate was primarily due to the use of a blended federal statutory rate of 24.5% for fiscal year 2018, in accordance with rules described in Section 15 of the Internal Revenue Code, and a federal statutory rate of 21.0% for fiscal year 2019 and certain nondeductible costs in the prior period.

For the six months ended March 29, 2019 and March 30, 2018, the Company's effective tax rate attributable to income before income taxes was 24.6% and 20.4%, respectively. For the six months ended March 29, 2019 and March 30, 2018, the Company's income tax expense was $18,407 and $17,908 respectively. The increase in the effective tax rate was primarily due to the prior year benefit of the one-time re-measurement of deferred taxes as a result of the Tax Cuts and Jobs Act, which was recorded in the first quarter of fiscal 2018.

The Company has recorded a valuation allowance against net operating losses in certain foreign jurisdictions. A valuation allowance is recorded when it is determined to be more likely than not that deferred tax assets will not be fully realized in the foreseeable future. The realization of deferred tax assets is dependent upon whether the Company can generate future taxable income of appropriate character in the relevant jurisdiction to utilize the assets. For the six months ended March 29, 2019, the Company has partially released a valuation allowance for $266 on deferred tax assets in its Asia Pacific business due to an increase in forecasted taxable income. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods.

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that it has determined are more likely than not to be realized upon examination. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the six months ended March 29, 2019, the balance of unrecognized tax benefits decreased by $536 upon the resolution of a state audit item.

For the six months ended March 29, 2019, the Company made no additional provision for U.S. or non-U.S. income taxes for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as the investments are essentially permanent in duration.

9. EARNINGS PER SHARE

For the three and six months ended March 29, 2019, the Company calculated basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating securities as if all of the net earnings for the period had been distributed. The Company's participating securities consist of share-based payment awards that contain a non-forfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common stockholders.

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

For the three and six months ended March 30, 2018, the Company calculated basic and diluted earnings per common share using the treasury stock method as net income allocated to participating securities was not significant. Basic earnings per common share was computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share was computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period, adjusted to include the number of shares of common stock that would have been outstanding had potentially dilutive shares of common stock been issued.

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in thousands, except per share data)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Numerator:
Net income	$29,555	$42,558	$56,504	$69,747
Less: Undistributed earnings allocated to participating securities	857	—	1,507	—
Net income available to common shareholders	$28,698	$42,558	$54,997	$69,747

Denominator:
Basic weighted average common shares outstanding	46,079	51,367	46,529	57,287
Effect of dilutive securities: Non-participating employee stock options (1)	1,290	2,636	1,288	2,658
Diluted weighted average common shares outstanding	47,369	54,003	47,817	59,945
Basic earnings per share	$0.62	$0.83	$1.18	$1.22
Diluted earnings per share	$0.61	$0.79	$1.15	$1.16

(1) Stock options to purchase approximately 0.4 million and 0.3 million shares of common stock were outstanding during the three months ended March 29, 2019 and March 30, 2018, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive. Stock options to purchase approximately 0.5 million and 0.4 million shares of common stock were outstanding during the six months ended March 29, 2019 and March 30, 2018, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component for the six months ended March 29, 2019 and March 30, 2018:

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2018	$(6,048)	$(10,390)	$(16,438)
Other comprehensive loss before reclassifications	—	(1,794)	(1,794)
Amounts reclassified from accumulated other comprehensive loss, net of tax	40	—	40
Net current period other comprehensive (loss)	40	(1,794)	(1,754)
Reclassification of stranded tax benefits (1)	(2,333)	—	(2,333)
Balance as of March 29, 2019	$(8,341)	$(12,184)	$(20,525)

(1) Due to the adoption of ASU 2018-02.

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2017	$(10,445)	$(7,537)	$(17,982)
Other comprehensive income before reclassifications	—	1,500	1,500
Amounts reclassified from accumulated other comprehensive loss, net of tax	129	—	129
Net current period other comprehensive income	129	1,500	1,629
Balance as of March 30, 2018	$(10,316)	$(6,037)	$(16,353)

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 29, 2019 and March 30, 2018:

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of December 28, 2018	$(6,023)	$(13,136)	$(19,159)
Other comprehensive income before reclassifications	—	952	952
Amounts reclassified from accumulated other comprehensive loss, net of tax	15	—	15
Net current period other comprehensive (loss) income	15	952	967
Reclassification of stranded tax benefits (1)	(2,333)	—	(2,333)
Balance as of March 29, 2019	$(8,341)	$(12,184)	$(20,525)

(1) Due to the adoption of ASU 2018-02.

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of December 29, 2017	$(10,380)	$(7,206)	$(17,586)
Other comprehensive income before reclassifications	—	1,169	1,169
Amounts reclassified from accumulated other comprehensive loss, net of tax	64	—	64
Net current period other comprehensive income	64	1,169	1,233
Balance as of March 30, 2018	$(10,316)	$(6,037)	$(16,353)

11. INVENTORIES, NET

A majority of the Company's inventories are recorded at the lower of cost (primarily last in, first out, or "LIFO") or market. Approximately 76% and 80% of the Company's inventories were valued at the lower of LIFO cost or market at March 29, 2019 and September 30, 2018, respectively. Interim LIFO determinations, including those at March 29, 2019, are based on management's estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	March 29, 2019	September 30, 2018
Purchased materials and manufactured parts, net	$49,664	$58,572
Work in process, net	24,276	21,769
Finished goods, net	146,847	141,412
Inventories, net	$220,787	$221,753

Total inventories would be $15,088 and $26,340 higher than reported as of March 29, 2019 and September 30, 2018, respectively, if the first-in, first-out method was used for all inventories. As of March 29, 2019, and September 30, 2018, the excess and obsolete inventory reserve was $16,052 and $12,909, respectively.

12. PROPERTY, PLANT AND EQUIPMENT

As of March 29, 2019, and September 30, 2018, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	March 29, 2019	September 30, 2018
Land	$19,815	$13,295
Buildings and related improvements	121,477	108,758
Machinery and equipment	292,330	262,078
Leasehold improvements	8,105	7,382
Software	24,350	30,502
Construction in progress	18,971	16,777
Property, plant and equipment	485,048	438,792
Accumulated depreciation	(244,860)	(225,684)
Property, plant and equipment, net	$240,188	$213,108

Depreciation expense for the three months ended March 29, 2019 and March 30, 2018 totaled $10,084 and $8,088, respectively. Depreciation expense for the six months ended March 29, 2019 and March 30, 2018 totaled $19,891 and $16,611, respectively.

13. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical Raceway	Mechanical Products & Solutions	Total
Balance as of October 1, 2018	$133,566	$36,563	$170,129
Goodwill acquired during year	9,629	—	9,629
Exchange rate effects	(269)	—	(269)
Balance as of March 29, 2019	$142,926	$36,563	$179,489

Goodwill balances as of October 1, 2018 and March 29, 2019 include $3,924 and $43,000 of accumulated impairment losses within the Electrical Raceway and MP&S segments, respectively.

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

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible assets:

		March 29, 2019			September 30, 2018
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	10	$340,520	$(156,884)	$183,636	$330,295	$(141,401)	$188,894
Other	8	18,086	(6,801)	11,285	16,003	(5,861)	10,142
Total		358,606	(163,685)	194,921	346,298	(147,262)	199,036
Indefinite-lived intangible assets:
Trade names		92,880	—	92,880	92,880	—	92,880
Total		$451,486	$(163,685)	$287,801	$439,178	$(147,262)	$291,916

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Amortization expense for the three months ended March 29, 2019 and March 30, 2018 was $8,196 and $7,765, respectively. Amortization expense for the six months ended March 29, 2019 and March 30, 2018 was $16,410 and $16,452, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2019 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2019	$16,503
2020	30,573
2021	30,440
2022	29,108
2023	28,988
2024	24,451
Thereafter	34,858

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

14. DEBT

Debt as of March 29, 2019 and September 30, 2018 was as follows:

(in thousands)	March 29, 2019	September 30, 2018
First Lien Term Loan Facility due December 22, 2023	$891,272	$912,162
Deferred financing costs	(7,382)	(8,194)
Other	205	279
Total debt	$884,095	$904,247
Less: Current portion	—	26,561
Long-term debt	$884,095	$877,686

The asset-based credit facility (the "ABL Credit Facility") has aggregate commitments of $325,000 and is guaranteed by AIH and the U.S. operating companies owned by AII. AII's availability under the ABL Credit Facility was $304,318 and $315,119 as of March 29, 2019 and September 30, 2018, respectively.

During the three months ended March 29, 2019, the Company made an accelerated repayment of $18,680 of principal on the First Lien Loan, which was calculated by a formula based on 2018 excess cash flows and a leverage ratio as defined within the Term Loan Agreement. As a result, there are no principal payments due in the next twelve months.

15. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company uses forward currency contracts to hedge the effects of foreign exchange relating to certain of the Company’s intercompany receivables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from six months to six years. Short-term forward currency contracts are recorded in either other current assets or other current liabilities and long-term forward currency contracts are recorded in other long-term liabilities in the condensed consolidated balance sheet. The fair value gains and losses are included in other (income) expense, net within the condensed consolidated statements of operations. See Note 7, ''Other (Income) Expense, net'' for further detail.

The total notional amount of undesignated forward currency contracts were £45.8 million and £49.1 million as of March 29, 2019 and September 30, 2018, respectively. Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the Company's assets and liabilities measured at fair value:

	March 29, 2019			September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$12,433	$—	$—	$28,175	$—	$—
Forward currency contracts	—	6	—	—	—	—
Liabilities
Forward currency contracts	—	467	—	—	1,857	—

The Company's remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	March 29, 2019		September 30, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan Facility due December 22, 2023	$892,120	$879,898	$913,100	$916,113

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

16. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of March 29, 2019, such obligations were $170,458 for the rest of fiscal year 2019 and $3,576 for fiscal year 2020 and beyond. These amounts represent open purchase orders for materials used in production.

Legal Contingencies — The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd. ("Tyco"), including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company's total product liability reserves were $1,150 and $6,755 as of March 29, 2019 and September 30, 2018, respectively. As of March 29, 2019, the Company believes that the range of losses for product liability claims is between $1,000 and $9,000.

During the quarter ended December 28, 2018, Tyco and the Company agreed with a plaintiff to settle one Special
Products Claim that was to go to trial. The Company agreed to fund the total settlement in exchange for Tyco's agreement to cap the Company's Special Products Claim deductible at $12,000, as opposed to the $13,000 cap negotiated within the original indemnity agreement. As of March 29, 2019, the cap has been satisfied and Tyco, now Johnson Controls International plc, is contractually obligated to indemnify the Company in respect of claims of incompatibility between the Company's antimicrobial coated steel sprinkler pipe and CPVC pipe used in the same sprinkler system.

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

17. GUARANTEES

The Company had outstanding letters of credit totaling $10,795 supporting workers' compensation and general liability insurance policies as of March 29, 2019. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $20,083 as of March 29, 2019.

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

	Three months ended
	March 29, 2019			March 30, 2018
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$353,119	$395	$67,375	$324,706	$81	$56,404
MP&S	116,190	—	17,421	120,294	16	16,722
Eliminations	—	(395)		—	(97)
Consolidated operations	$469,309	$—		$445,000	$—

	Six months ended
	March 29, 2019			March 30, 2018
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$696,334	$586	$135,864	$640,711	$599	$112,564
MP&S	225,003	—	28,308	218,847	37	27,531
Eliminations	—	(586)		—	(636)
Consolidated operations	$921,337	$—		$859,558	$—

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Three months ended		Six months ended
(in thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Operating segment Adjusted EBITDA
Electrical Raceway	$67,375	$56,404	$135,864	$112,564
MP&S	17,421	16,722	28,308	27,531
Total	84,796	73,126	164,172	140,095
Unallocated expenses (a)	(7,702)	(7,785)	(17,055)	(16,267)
Depreciation and amortization	(18,280)	(15,853)	(36,301)	(33,063)
Interest expense, net	(13,328)	(9,286)	(25,488)	(15,880)
Restructuring and impairments	(1,085)	(576)	(2,472)	(838)
Stock-based compensation	(1,834)	(2,770)	(4,816)	(6,334)
Certain legal matters	—	(2,286)	—	(2,286)
Transaction costs	(123)	(1,263)	(287)	(1,908)
Gain on sale of a business	—	26,737	—	26,737
Other (b)	(2,636)	(2,094)	(2,842)	(2,601)
Income before income taxes	$39,808	$57,950	$74,911	$87,655
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

The Company's net sales by geography were as follows for the three and six months ended March 29, 2019 and March 30, 2018:

	Three months ended		Six months ended
(in thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
United States	$408,007	$398,838	$803,635	$772,666
Other Americas	8,977	9,714	18,209	17,715
Europe	38,808	23,385	72,670	43,685
Asia-Pacific	13,517	13,063	26,823	25,492
Total	$469,309	$445,000	$921,337	$859,558

The table below shows the amount of net sales from external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in either period for the three and six months ended March 29, 2019 and March 30, 2018:

	Three months ended		Six months ended
(in thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Metal Electrical Conduit and Fittings	$134,131	$120,747	$265,378	229,010
Armored Cable and Fittings	88,629	82,826	172,973	169,041
PVC Electrical Conduit and Fittings	66,183	71,133	134,416	147,359
Cable Tray and Cable Ladders	51,138	36,983	96,912	71,099
Other raceway products	13,038	13,017	26,655	24,202
Electrical Raceway	353,119	324,706	696,334	640,711

Mechanical Pipe	62,039	59,867	122,707	110,512
Metal Framing and Fittings	30,450	27,407	59,061	52,310
Other MP&S products	23,701	33,020	43,235	56,025
MP&S	116,190	120,294	225,003	218,847
Net sales	$469,309	$445,000	$921,337	$859,558

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

Adjusted EBITDA is not considered a measure of financial performance under GAAP and the items excluded therefrom are significant components in understanding and assessing our financial performance. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as an alternative to such GAAP measures as net income (loss), cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our consolidated financial statements as an indicator of financial performance or liquidity. Some of these limitations are:

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the three and six months ended March 29, 2019 and March 30, 2018:

	Three months ended		Six months ended
(in thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net income	$29,555	$42,558	$56,504	$69,747
Interest expense, net	13,328	9,286	25,488	15,880
Income tax expense	10,253	15,392	18,407	17,908
Depreciation and amortization	18,280	15,853	36,301	33,063
Restructuring(a)	1,085	576	2,472	838
Stock-based compensation (b)	1,834	2,770	4,816	6,334
Transaction costs (c)	123	1,263	287	1,908
Certain legal matters (f)	—	2,286	—	2,286
Gain on sale of a business (e)	—	(26,737)	—	(26,737)
Other (d)	2,636	2,094	2,842	2,601
Adjusted EBITDA	$77,094	$65,341	$147,117	$123,828

(a) Restructuring amounts represent exit or disposal costs including termination benefits and facility closure costs. See Note 6, ''Restructuring Charges'' to our unaudited condensed consolidated financial statements for further detail.
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
(e) Represents pre-tax gain on sale of the assets of FlexHead Industries, Inc. and SprinkFLEX, LLC on March 30, 2018. See Note 4, ''Divestitures'', to our unaudited condensed consolidated financial statements for further detail.
(f) Represents costs associated with certain legal matters which, we believe, do not reflect our ongoing operations.

Results of Operations

The results of operations for the three months ended March 29, 2019 and March 30, 2018 were as follows:

	Three months ended
($ in thousands)	March 29, 2019	March 30, 2018	Change	% Change
Net sales	$469,309	$445,000	$24,309	5.5%
Cost of sales	352,221	335,843	16,378	4.9%
Gross profit	117,088	109,157	7,931	7.3%
Selling, general and administrative	56,350	60,118	(3,768)	(6.3)%
Intangible asset amortization	8,196	7,765	431	5.6%
Operating income	52,542	41,274	11,268	27.3%
Interest expense, net	13,328	9,286	4,042	43.5%
Other (income) expense, net	(594)	(25,962)	25,368	(97.7)%
Income before income taxes	39,808	57,950	(18,142)	(31.3)%
Income tax expense	10,253	15,392	(5,139)	(33.4)%
Net income	$29,555	$42,558	$(13,003)	(30.6)%
Non-GAAP financial data
Adjusted EBITDA	$77,094	$65,341	$11,753	18.0%
Adjusted EBITDA Margin	16.4%	14.7%

Net sales

% Change
Volume	(1.4)%
Average selling prices	6.3%
Foreign exchange	(0.8)%
Acquisitions/Divestitures	1.4%
Net sales	5.5%

Net sales increased $24.3 million, or 5.5%, to $469.3 million for the three months ended March 29, 2019 compared to $445.0 million for the three months ended March 30, 2018. Net sales increased $28.0 million primarily due to increased average market prices for all product categories and the pass-through impact of higher average input costs of steel, copper, and freight. Additionally, net sales increased $10.8 million due to the acquisitions of Vergokan International NV ("Vergokan") in fiscal 2019, partly offset by a decrease in net sales of $4.5 million from the sale of the assets of FlexHead Industries, Inc. and SprinkFLEX, LLC (together "FlexHead") in the second quarter of fiscal 2018. The increase in net sales was partially offset by lower volume of $6.5 million primarily in the metal conduit and fittings product category sold within the Electrical Raceway segment and in the mechanical pipe product category sold within the Mechanical Products & Solutions segment.

Cost of sales

% Change
Volume	(1.5)%
Average input costs	4.5%
Foreign exchange	(0.9)%
Acquisitions/Divestitures	1.9%
Other	0.9%
Cost of sales	4.9%

Cost of sales increased by $16.4 million, or 4.9%, to $352.2 million for the three months ended March 29, 2019 compared to $335.8 million for the three months ended March 30, 2018. The increase was primarily due to higher input costs of steel and copper of $15.1 million and higher freight costs of $1.9 million. Cost of sales also increased $9.2 million due to the Vergokan acquisition, partly offset by a reduction in costs of $2.9 million due to the divestiture of FlexHead in the second quarter of fiscal 2018. The increase in cost of sales was partially offset by the impact of lower net sales volume of $5.0 million and foreign exchange gains of $3.0 million.

Selling, general and administrative

Selling, general and administrative expenses decreased $3.8 million, or 6.3%, to $56.4 million for the three months ended March 29, 2019 compared to $60.1 million for the three months ended March 30, 2018. The decrease was primarily due to higher consulting costs in the prior year of $3.1 million and lower variable compensation expense of $1.9 million in the current year, partially offset by $1.3 million of higher selling, general and administrative costs resulting from fiscal 2019 acquisitions, net of fiscal 2018 divestitures.

Intangible asset amortization

Intangible asset amortization expense increased $0.4 million, or 5.6%, to $8.2 million for the three months ended March 29, 2019 compared to $7.8 million for the three months ended March 30, 2018 due to the acquisitions of Vergokan in fiscal 2019, partially offset by the sale of the assets of FlexHead. See Note 3, ''Acquisitions'' and Note 4, ''Divestitures'', to our unaudited condensed consolidated financial statements for further detail.

Interest expense, net

Interest expense, net increased $4.0 million, or 43.5% to $13.3 million for the three months ended March 29, 2019 compared to $9.3 million for the three months ended March 30, 2018. The increase is primarily due to our debt refinancing transactions on February 2, 2018, which resulted in additional borrowings of $425.0 million.

Other (income) expense, net

Other (income) expense, net decreased $25.4 million to $0.6 million for the three months ended March 29, 2019 compared to $26.0 million for the three months ended March 30, 2018 primarily due to the prior year gain on the sale of the assets of FlexHead of $26.7 million. See Note 4, ''Divestitures'', to our unaudited condensed consolidated financial statements for further detail.

Income tax expense

The Company's income tax rate decreased to 25.8% for the three months ended March 29, 2019 compared to 26.6% for the three months ended March 30, 2018. The decrease in the current period effective tax rate was primarily due to the use of a blended federal statutory rate of 24.5% for fiscal year 2018, in accordance with rules described in Section 15 of the Internal Revenue Code, and a federal statutory rate of 21.0% for fiscal year 2019 and certain nondeductible costs in the prior period.

Net income

Net income decreased by $13.0 million, or 30.6% to $29.6 million for the three months ended March 29, 2019 compared to $42.6 million for the three months ended March 30, 2018 primarily due to the prior year pre-tax gain of $26.7 million on the sale of the assets of FlexHead, partially offset by higher operating income of $11.3 million.

Adjusted EBITDA

Adjusted EBITDA increased by $11.8 million, or 18.0%, to $77.1 million for the three months ended March 29, 2019 compared to $65.3 million for the three months ended March 30, 2018. The increase was primarily due to higher gross profit.

Segment results

Electrical Raceway

	Three months ended
($ in thousands)	March 29, 2019	March 30, 2018	Change	% Change
Net sales	$353,514	$324,787	$28,727	8.8%
Adjusted EBITDA	$67,375	$56,404	$10,971	19.5%
Adjusted EBITDA Margin	19.1%	17.4%

Net sales

% Change
Volume	1.8%
Average selling prices	4.7%
Foreign exchange	(1.0)%
Acquisitions	3.3%
Net sales	8.8%

Net sales increased $28.7 million, or 8.8%, to $353.5 million for the three months ended March 29, 2019 compared to $324.8 million for the three months ended March 30, 2018. The increase was primarily due to an increase of average market prices for the metal electrical conduit and fittings product category of $15.1 million. Additionally, sales increased $10.8 million as a result of the acquisition of Vergokan during fiscal 2019. Lastly, sales increased $5.9 million due to higher volume, primarily in the cable wire product category. The increase in net sales was partially offset by foreign exchange losses of $3.4 million and by lower volume in the metal conduit and fittings product category.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 29, 2019 increased $11.0 million, or 19.5%, to $67.4 million from $56.4 million for the three months ended March 30, 2018. Adjusted EBITDA margins increased to 19.1% for the three months ended March 29, 2019 compared to 17.4% for the three months ended March 30, 2018. The increase in Adjusted EBITDA was largely due to pricing strategies and favorable product mix.

Mechanical Products & Solutions

	Three months ended
($ in thousands)	March 29, 2019	March 30, 2018	Change	% Change
Net sales	$116,190	$120,310	$(4,120)	(3.4)%
Adjusted EBITDA	$17,421	$16,722	$699	4.2%
Adjusted EBITDA Margin	15.0%	13.9%

Net sales

% Change
Volume	(10.3)%
Average selling prices	10.7%
Divestitures	(3.8)%
Net sales	(3.4)%

Net sales decreased $4.1 million, or 3.4%, for the three months ended March 29, 2019 to $116.2 million compared to $120.3 million for the three months ended March 30, 2018. The decrease was primarily due to lower volume of $12.4 million primarily in the mechanical pipe product category and an incremental decrease of $4.5 million from the sale of the assets of FlexHead in the second quarter of fiscal 2018. The sales decrease was partially offset by $12.8 million of higher average selling prices.

Adjusted EBITDA

Adjusted EBITDA increased $0.7 million, or 4.2%, to $17.4 million for the three months ended March 29, 2019 compared to $16.7 million for the three months ended March 30, 2018. Adjusted EBITDA margins increased to 15.0% for the three months ended March 29, 2019 compared to 13.9% for the three months ended March 30, 2018. Adjusted EBITDA increased primarily due to pricing strategies and favorable product mix, partially offset by lower volume in the mechanical pipe product category as well as from the sale of the assets of FlexHead in the second quarter of fiscal 2018.

The results of operations for the six months ended March 29, 2019 and March 30, 2018 were as follows:

	Six months ended
($ in thousands)	March 29, 2019	March 30, 2018	Change	% Change
Net sales	$921,337	$859,558	$61,779	7.2%
Cost of sales	693,993	653,534	40,459	6.2%
Gross profit	227,344	206,024	21,320	10.3%
Selling, general and administrative	112,729	111,713	1,016	0.9%
Intangible asset amortization	16,410	16,452	(42)	(0.3)%
Operating income	98,205	77,859	20,346	26.1%
Interest expense, net	25,488	15,880	9,608	60.5%
Other (income) expense, net	(2,194)	(25,676)	23,482	(91.5)%
Income before income taxes	74,911	87,655	(12,744)	(14.5)%
Income tax expense	18,407	17,908	499	2.8%
Net income	$56,504	$69,747	$(13,243)	(19.0)%
Non-GAAP financial data
Adjusted EBITDA	$147,117	$123,828	$23,289	18.8%
Adjusted EBITDA Margin	16.0%	14.4%

Net sales

% Change
Volume	(2.0)%
Average selling prices	7.9%
Foreign exchange	(0.4)%
Acquisitions/Divestitures	1.7%
Net sales	7.2%

Net sales increased $61.8 million, or 7.2%, to $921.3 million for the six months ended March 29, 2019 compared to $859.6 million for the six months ended March 30, 2018. Net sales increased $67.8 million from higher average selling prices resulting from the pass-through impacts of rising input costs of copper and steel and higher market prices for all product categories. Additionally, net sales increased $23.7 million due to higher sales resulting from acquisitions during fiscal 2019. The increase is partially offset by a decrease in net sales of $9.4 million as a result of the sale of the assets of FlexHead in the second quarter of fiscal 2018 and $17.1 million due to lower volume primarily in the metal conduit and fittings product category sold within the Electrical Raceway segment and in the mechanical pipe product category sold within the Mechanical Products & Solutions segment.

Cost of sales

% Change
Volume	(2.2)%
Average input costs	5.4%
Foreign exchange	(0.5)%
Acquisitions/Divestitures	2.0%
Other	1.5%
Cost of sales	6.2%

Cost of sales increased by $40.5 million, or 6.2%, to $694.0 million for the six months ended March 29, 2019 compared to $653.5 million for the six months ended March 30, 2018. The increase was primarily due to higher input costs of steel and copper of $35.3 million and higher freight costs of $7.5 million. Additionally, cost of sales increased by $19.3 million as a result of the Vergokan acquisition, partially offset by the reduction of costs from the FlexHead divestiture of $6.3 million. The increase in cost of sales is also partially offset by lower volume of $14.4 million.

Selling, general and administrative

Selling, general and administrative expenses increased $1 million, or 0.9%, to $112.7 million for the six months ended March 29, 2019 compared to $111.7 million for the six months ended March 30, 2018. The increase was primarily due to $2.6 million increase in selling, general and administrative costs resulting from acquisitions over the past twelve months, partially offset by a $1.5 million decrease in stock-based compensation expense.

Intangible asset amortization

Intangible asset amortization expense decreased $0.1 million, or 0.3%, to $16.4 million for the six months ended March 29, 2019 compared to $16.5 million for the six months ended March 30, 2018 due to the sale of the assets of FlexHead, partially offset by the acquisition of Vergokan. See Note 3, ''Acquisitions'' and Note 4, ''Divestitures'', to our unaudited condensed consolidated financial statements for further detail.

Interest expense, net

Interest expense, net, increased $9.6 million, or 60.5%, to $25.5 million for the six months ended March 29, 2019 compared to $15.9 million for the six months ended March 30, 2018. Interest expense increased $10.7 million due to our debt transactions on February 2, 2018, which resulted in additional borrowings of $425.0 million.

Other (income) expense, net

Other (income) expense, net decreased $23.5 million to $2.2 million for the six months ended March 29, 2019 compared to $25.7 million for the six months ended March 30, 2018 primarily due to the prior year gain on the sale of the assets of FlexHead of $26.7 million. See Note 4, ''Divestitures'', to our unaudited condensed consolidated financial statements for further detail. This decrease is partially offset by increases in income from undesignated foreign currency derivative instruments of $1.5 million compared to $3.7 million of expense in the prior year.

Income tax expense

The Company's income tax rate increased to 24.6% for the six months ended March 29, 2019 compared to 20.4% for the six months ended March 30, 2018. The increase in the effective tax rate was primarily due to the prior year benefit of the one-time re-measurement of deferred taxes as a result of the Tax Cuts and Jobs Act, which was recorded in the first quarter of fiscal 2018.

Net income

Net income decreased by $13.2 million, or 19.0%, to $56.5 million for the six months ended March 29, 2019 compared to $69.7 million for the six months ended March 30, 2018 primarily due to a pre-tax gain on the sale of assets of the FlexHead businesses of $26.7 million in the prior year and higher interest expense of $9.6 million in the current year, partially offset higher operating income of $20.3 million in the current year.

Adjusted EBITDA

Adjusted EBITDA increased by $23 million, or 18.8%, to $147.1 million for the six months ended March 29, 2019 compared to $123.8 million for the six months ended March 30, 2018. The increase was primarily due to increased market prices for all product categories, and incremental Adjusted EBITDA from acquisitions during fiscal 2019, partially offset by the FlexHead divestiture.

Segment results

Electrical Raceway

	Six months ended
($ in thousands)	March 29, 2019	March 30, 2018	Change	% Change
Net sales	$696,920	$641,310	$55,610	8.7%
Adjusted EBITDA	$135,864	$112,564	$23,300	20.7%
Adjusted EBITDA Margin	19.5%	17.6%

Net sales

% Change
Volume	(0.8)%
Average selling prices	6.3%
Foreign exchange	(0.5)%
Acquisitions	3.7%
Net sales	8.7%

Net sales increased $55.6 million, or 8.7%, to $696.9 million for the six months ended March 29, 2019 compared to $641.3 million for the six months ended March 30, 2018. The increase was due primarily to increased market prices for metal electrical conduit and fittings product categories and the pass-through impact of higher input costs of steel of $40.2 million. Additionally, net sales increased by $23.7 million resulting from the acquisition of Vergokan during fiscal 2019. The increase in net sales was partially offset by the impact of lower sales volume of $5.1 million primarily in the metal electrical conduit and fittings product categories.

Adjusted EBITDA

Adjusted EBITDA for the six months ended March 29, 2019 increased $23.3 million, or 20.7%, to $135.9 million from $112.6 million for the six months ended March 30, 2018. The increase was largely due to higher market prices for metal and PVC electrical conduit and fittings product categories and incremental Adjusted EBITDA resulting from acquisitions during fiscal 2019.

Mechanical Products & Solutions

	Six months ended
($ in thousands)	March 29, 2019	March 30, 2018	Change	% Change
Net sales	$225,003	$218,884	$6,119	2.8%
Adjusted EBITDA	$28,308	$27,531	$777	2.8%
Adjusted EBITDA Margin	12.6%	12.6%

Net sales

Change (%)
Volume	(5.5)%
Average selling prices	12.6%
Divestitures	(4.3)%
Net sales	2.8%

Net sales increased $6.1 million, or 2.8%, for the six months ended March 29, 2019 to $225.0 million compared to $218.9 million for the six months ended March 30, 2018. The increase was due primarily to higher market prices for all product categories of $27.6 million. This increase was partially offset by lower sales volume of $12.1 million primarily in the mechanical pipe product category and $9.4 million from the sale of the assets of FlexHead in the second quarter of fiscal 2018.

Adjusted EBITDA

Adjusted EBITDA increased $0.8 million, or 2.8%, to $28.3 million for the six months ended March 29, 2019 compared to $27.5 million for the six months ended March 30, 2018. Adjusted EBITDA increased primarily due to the higher average selling prices, partially offset by lower volume primarily in the mechanical pipe product category as well as from the sale of the assets of FlexHead in the second quarter of fiscal 2018.

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $51.5 million as of March 29, 2019, of which $38.0 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company's intention to permanently reinvest such income were to change and cash was repatriated to the United States. Our cash and cash equivalents decreased $75.2 million from September 30, 2018 primarily due to the acquisition of Vergokan.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund operational needs. As of March 29, 2019, there were no outstanding borrowings under the ABL Credit Facility and $10.8 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $315.1 million and approximately $304.3 million was available under the ABL Credit Facility as of March 29, 2019. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Six months ended
(in thousands)	March 29, 2019	March 30, 2018
Cash flows provided by (used in):
Operating activities	$42,789	$53,218
Investing activities	(72,805)	22,946
Financing activities	(44,785)	(45,901)

Operating activities

During the six months ended March 29, 2019, the Company was provided $42.8 million by operating activities compared to $53.2 million during the six months ended March 30, 2018. The $10.4 million decrease in cash provided was primarily due to higher incentive-based compensation payments, additional cash tax payments and the timing of distributor rebates compared to the prior year, partially offset by higher gross profit in the current year.

Investing activities

During the six months ended March 29, 2019, the Company used $72.8 million in investing activities compared to cash inflows of $22.9 million during the six months ended March 30, 2018. The increase in cash used in investing activities is primarily due the acquisition of Vergokan for $57.9 million, net of cash received. Additionally, during the six months ended March 30, 2018 the Company sold the assets of FlexHead for cash proceeds of $42.0 million.

Financing Activities

During the six months ended March 29, 2019, the Company used $44.8 million in financing activities compared to $45.9 million used during the six months ended March 30, 2018. The use of cash in the six months ended March 29, 2019 was primarily related to $24.4 million of share repurchases and $38.0 million in debt repayments, partially offset by borrowings on the credit facility of $17.0 million. During the six months ended March 30, 2018, the Company repaid $394.0 million in borrowings from the line of credit and had share repurchases of $381.8 million, which was partially offset by borrowings of $309.0 million on the line of credit and our debt refinancing transactions on February 2, 2018, which resulted in additional borrowings of $426.2 million.

Contractual Obligations and Commitments

Other than as set forth below, there have been no other material changes in our contractual obligations and commitments since the filing of our Annual Report on Form 10-K.

($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
First Lien Term Loan Facility due December 22, 2023 (a)	$—	$15,820	$876,300	$—	$892,120

(a) During the three months ended March 29, 2019, the Company made an accelerated repayment of $18,680 of principal, which was calculated by a formula based on 2018 excess cash flows and a leverage ratio as defined within the First Lien Term Loan Agreement. As a result, there are no principal payments due in the next twelve months. See Note 14, ''Debt'', to our unaudited condensed consolidated financial statements for further detail.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 16, ''Commitments and Contingencies'' to our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

Changes in foreign laws and legal systems could materially impact our business.

Evolving foreign laws and legal systems, including those that may occur as a result of the United Kingdom's potential withdrawal from the European Union ("Brexit") may adversely affect global economic and market conditions and could contribute to volatility in the foreign exchange markets.  Brexit may also adversely affect our revenues and could subject us to new regulatory costs and challenges, in addition to other adverse effects that we are unable to effectively anticipate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1#	Atkore Third Amended and Restated Bylaws (Effective February 19, 2019)
10.2#	Atkore Third Amended and Restated Certificate of Incorporation (effective February 19, 2019)
31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Schema Linkbase Document
101.CAL#	XBRL Taxonomy Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Definition Linkbase Document
101.LAB#	XBRL Taxonomy Labels Linkbase Document
101.PRE#	XBRL Taxonomy Presentation Linkbase Document
#	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	May 7, 2019	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)