Form 10-Q
period 2019-06-28
Atkore International Group Inc.
filed 2019-08-07
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2019
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
Securities registered pursuant to Section 12(b) of the Act:

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
As of July 26, 2019, there were 46,819,639 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Nine months ended
(in thousands, except per share data)	Note	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net sales		$493,491	$498,014	$1,414,828	$1,357,572
Cost of sales		367,357	377,685	1,061,350	1,031,219
Gross profit		126,134	120,329	353,478	326,353
Selling, general and administrative		59,049	57,482	171,778	169,195
Intangible asset amortization	13	7,868	7,694	24,278	24,146
Operating income		59,217	55,153	157,422	133,012
Interest expense, net		12,789	12,442	38,277	28,322
Other (income) expense, net	7	(1,228)	(1,840)	(3,422)	(27,516)
Income before income taxes		47,656	44,551	122,567	132,206
Income tax expense	8	11,106	10,352	29,513	28,260
Net income		$36,550	$34,199	$93,054	$103,946

Net income per share
Basic	9	$0.77	$0.73	$1.95	$1.92
Diluted	9	$0.75	$0.70	$1.90	$1.84

See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended		Nine months ended
(in thousands)	Note	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net income		$36,550	$34,199	$93,054	$103,946
Other comprehensive (loss) income , net of tax:
Change in foreign currency translation adjustment		(610)	(3,293)	(2,404)	(1,793)
Change in unrecognized loss related to pension benefit plans	5	20	65	60	194
Total other comprehensive (loss)	10	(590)	(3,228)	(2,344)	(1,599)
Comprehensive income		$35,960	$30,971	$90,710	$102,347
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	June 28, 2019	September 30, 2018
Assets
Current Assets:
Cash and cash equivalents		$100,734	$126,662
Accounts receivable, less allowance for doubtful accounts of $1,448 and $1,762, respectively		322,156	265,147
Inventories, net	11	224,771	221,753
Prepaid expenses and other current assets		43,225	33,576
Total current assets		690,886	647,138
Property, plant and equipment, net	12	237,565	213,108
Intangible assets, net	13	291,188	291,916
Goodwill	13	189,050	170,129
Deferred tax assets	8	1,074	162
Other long-term assets		3,251	1,607
Total Assets		$1,413,014	$1,324,060
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	14	$—	$26,561
Accounts payable		152,898	156,525
Income tax payable		1,082	542
Accrued compensation and employee benefits		29,153	33,350
Customer liabilities	2	42,922	3,377
Other current liabilities		42,963	52,392
Total current liabilities		269,018	272,747
Long-term debt	14	884,503	877,686
Deferred tax liabilities	8	26,749	16,510
Other long-term tax liabilities		894	1,443
Pension liabilities		15,068	17,075
Other long-term liabilities		14,264	16,540
Total Liabilities		1,210,496	1,202,001
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 46,676,788 and 47,079,645 shares issued and outstanding, respectively		468	472
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		472,138	457,978
Accumulated deficit		(246,393)	(317,373)
Accumulated other comprehensive loss	10	(21,115)	(16,438)
Total Equity		202,518	122,059
Total Liabilities and Equity		$1,413,014	$1,324,060
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Nine months ended
(in thousands)	Note	June 28, 2019	June 29, 2018
Operating activities:
Net income		$93,054	$103,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		54,061	49,255
Deferred income taxes	8	1,882	(4,354)
Gain on sale of a business	4	—	(27,575)
Stock-based compensation		8,936	9,828
Other adjustments to net income		3,857	4,642
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		(4,190)	(40,160)
Inventories		5,032	(18,038)
Accounts payable		(11,218)	29,420
Other, net		(31,235)	13,614
Net cash provided by operating activities		120,179	120,578
Investing activities:
Capital expenditures		(21,611)	(26,314)
Divestiture of business	4	—	42,631
Acquisition of businesses, net of cash acquired	3	(83,385)	(3,350)
Other, net		(194)	1,475
Net cash (used in) provided by investing activities		(105,190)	14,442
Financing activities:
Borrowings under credit facility		39,000	309,000
Repayments under credit facility		(39,000)	(394,000)
Repayments of short-term debt	14	(20,980)	(5,850)
Repayments of long-term debt		—	(1,217)
Issuance of long-term debt		—	426,217
Payment for debt financing costs and fees		—	(5,801)
Issuance of common stock		5,232	10,874
Repurchase of common stock		(24,419)	(410,157)
Other, net		(105)	(114)
Net cash used for financing activities		(40,272)	(71,048)
Effects of foreign exchange rate changes on cash and cash equivalents		(645)	(171)
(Decrease) increase in cash and cash equivalents		(25,928)	63,801
Cash and cash equivalents at beginning of period		126,662	45,718
Cash and cash equivalents at end of period		$100,734	$109,519
Supplementary Cash Flow information
Capital expenditures, not yet paid		$767	$363

See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2017	63,305	$634	$(2,580)	$423,232	$(42,433)	$(17,982)	$360,871
Net income	—	—	—	—	27,189	—	27,189
Other comprehensive income	—	—	—	—	—	396	396
Stock-based compensation	—	—	—	3,564	—	—	3,564
Issuance of common stock	565	6	—	3,322	—	—	3,328
Repurchase of common stock	(351)	(4)	—	—	(6,676)	—	(6,680)
Balance as of December 29, 2017	63,519	636	(2,580)	430,118	(21,920)	(17,586)	388,668
Net income	—	—	—	—	42,558	—	42,558
Other comprehensive income	—	—	—	—	—	1,233	1,233
Stock-based compensation	—	—	—	2,770	—	—	2,770
Issuance of common stock	291	3	—	1,968	—	—	1,971
Repurchase of common stock	(17,232)	(172)	—	—	(374,953)	—	(375,125)
Balance as of March 30, 2018	46,578	467	(2,580)	434,856	(354,315)	(16,353)	62,075
Net income	—	—	—	—	34,199	—	34,199
Other comprehensive loss	—	—	—	—	—	(3,228)	(3,228)
Stock-based compensation	—	—	—	3,494	—	—	3,494
Issuance of common stock	753	7	—	5,568	—	—	5,575
Repurchase of common stock	(1,359)	(13)	—	—	(28,339)	—	(28,352)
Balance as of June 29, 2018	45,972	461	(2,580)	443,918	(348,455)	(19,581)	73,763

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2018	47,080	$472	$(2,580)	$457,978	$(317,373)	$(16,438)	$122,059
Net income	—	—	—	—	26,949	—	26,949
Other comprehensive loss	—	—	—	—	—	(2,721)	(2,721)
Stock-based compensation	—	—	—	2,982	—	—	2,982
Issuance of common stock	131	1	—	(696)	—	—	(695)
Repurchase of common stock	(1,230)	(12)	—	—	(24,407)	—	(24,419)
Balance as of December 28, 2018	45,981	461	(2,580)	460,264	(314,831)	(19,159)	124,155
Net income	—	—	—	—	29,555	—	29,555
Other comprehensive loss	—	—	—	—	—	967	967
Reclassification of stranded tax benefits (1)	—	—	—	—	2,333	(2,333)	—
Stock-based compensation	—	—	—	1,834	—	—	1,834
Issuance of common stock	235	2	—	1,984	—	—	1,986
Balance as of March 29, 2019	46,216	463	(2,580)	464,082	(282,943)	(20,525)	158,497
Net income	—	—	—	—	36,550	—	36,550
Other comprehensive income	—	—	—	—	—	(590)	(590)
Stock-based compensation	—	—	—	4,120	—	—	4,120
Issuance of common stock	460	5	—	3,936	—	—	3,941
Balance as of June 28, 2019	46,676	$468	$(2,580)	$472,138	$(246,393)	$(21,115)	$202,518

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
		The Company adopted the guidance in the first quarter of 2019 using the modified retrospective method. See Note 2, "Revenue from Contracts with Customers" for further detail.	2	2019
2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The ASU provided entities with the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the "H.R.1", also known as the "Tax Cuts and Jobs Act" ("TCJA") to retained earnings.	The Company elected to adopt the guidance early in the quarter ended March 29, 2019. As a result of adoption of the ASU, the Company reclassified $2,333 of stranded tax benefits related to its pension plans out of Accumulated other comprehensive loss and into Accumulated deficit for the quarter ended March 29, 2019. The Company's policy is to release the tax effects as the related amounts in other comprehensive income are recognized in net income.	10	2019
2018-07 Improvements to Nonemployee Share-Based Payment Accounting.	The ASU simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions.	The Company elected to adopt the guidance early in the quarter ended June 28, 2019. There was no material impact to the consolidated financial statements as a result of the adoption of ASU 2018-07.		2019
2018-13 Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	The ASU amends Accounting Standard Codification ("ASC") 820 to add, remove and clarify disclosure requirements related to fair value measurements.	The Company elected to adopt the guidance early in the quarter ended June 28, 2019. There was no material impact to the consolidated financial statements as a result of the adoption of ASU 2018-13.		2019

A summary of accounting guidance not yet adopted is as follows. Effective dates are on the first day of the fiscal year indicated below, unless otherwise specified.

ASU	Description of ASU	Impact to Atkore	Effective Date
2016-02 Leases (Topic 842)	The ASU requires companies to use a "right of use" lease model that assumes that each lease creates an asset (the lessee's right to use the leased asset) and a liability (the future rent payment obligations), which should be reflected on a lessee's balance sheet to fairly represent the lease transaction and the lessee's related financial obligations with terms of more than 12 months.	The Company will adopt the new lease guidance in the first quarter of fiscal 2020. The Company has established an implementation team, deployed lease landscape surveys, selected a software provider, completed lease data abstraction, progressed on software implementation and is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.	2020
2016-13 Financial Instruments - Credit Losses (Topic 326)	The ASU adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses.	Under evaluation.	2021
2018-14 Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The ASU amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans.	Under evaluation.	2021

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-20, respectively. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to implement this core principle. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance provides for two transition methods, a full retrospective approach and a modified retrospective approach. The Company adopted the new guidance on October 1, 2018 utilizing the modified retrospective method of adoption for contracts not completed at the adoption date and determined there were no changes required to its reported revenues and earnings as a result of the adoption. The impacts to the consolidated financial statements consist of balance sheet reclassifications including amounts associated with the changes in the classification of reserves related to volume rebates and returns reserves. The Company has also enhanced its disclosures of revenue to comply with the new guidance. The impact to the Company’s financial statements as of June 28, 2019 was as follows:

	As of June 28, 2019
Balance Sheet	As Reported	Balances before adoption of ASC 606	Effect of Adoption Higher/(Lower)
Accounts receivable, net	322,156	283,482	38,674
Customer liabilities	42,922	4,248	38,674

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

On June 3, 2019, the Company acquired the assets of United Structural Products, LLC, a manufacturer of welded aluminum and engineered-to-order cable trays, for a purchase price of $25,486, net of cash received. The condensed consolidated financial statements include the results of the acquired company from the acquisition date. Net sales and net income of the acquired company included in the condensed consolidated statement of operations for the three and nine months ended June 28, 2019, were insignificant. As a result of the acquisition, the Company recognized $10,137 of goodwill, $11,937 of identifiable intangible assets and $3,412 of working capital and other net other tangible assets. As of June 28, 2019, the purchase price allocation has not been finalized as the Company is finalizing working capital, intangible asset and fixed asset fair values.

On October 1, 2018, the Company acquired all of the outstanding stock of Vergokan International NV ("Vergokan") for a purchase price of $57,899, net of cash received. Vergokan is a leading manufacturer of cable tray and cable ladder systems, underfloor installations and industrial floor trunking that serves industrial, power and energy, commercial and infrastructure sectors in more than 45 countries. This transaction provides Atkore with an expanded presence in Western Europe and strengthens the Company's electrical portfolio of cable management products within the Electrical Raceway segment. The Company incurred approximately $148 for acquisition-related expenses for Vergokan which were recorded as a component of selling, general and administrative expenses for the nine months ended June 28, 2019. The Company incurred approximately $293 for acquisition-related expenses for Vergokan which were recorded as a component of selling, general and administrative expenses for the three and twelve months ended September 30, 2018.

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

The purchase price allocation, intangible asset values and related estimates of useful lives for Vergokan have been finalized as of June 28, 2019.

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

Net assets divested included $2,626 of goodwill. Gain on sale of a business includes a working capital adjustment of $838 recorded as a component of Other (income) expense, net for the three and nine months ended June 29, 2018.

5. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended		Nine months ended
(in thousands)	Note	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Interest cost		1,166	1,025	$3,498	$3,074
Expected return on plan assets		(1,593)	(1,604)	(4,779)	(4,811)
Amortization of actuarial loss		25	86	75	257
Net periodic benefit credit	7	$(402)	$(493)	$(1,206)	$(1,480)

6. RESTRUCTURING CHARGES

The liability for restructuring reserves is included within other current liabilities in the Company's condensed consolidated balance sheets as follows:

	Electrical Raceway		MP&S		Other/Corporate
(in thousands)	Severance (a)	Other (a)	Severance	Other	Severance	Total
Balance as of September 30, 2017	$449	$—	$278	$10	$—	$737
Charges	536	1,130	97	179	98	2,040
Utilization	(787)	(820)	(178)	(160)	(98)	(2,043)
Reversal	—	—	(191)	—	—	(191)
Exchange rate effects	14	—	(6)	—	—	8
Balance as of September 30, 2018	212	310	—	29	—	551
Charges	681	2,500	—	—	—	3,181
Utilization	(806)	(2,751)	—	(29)	—	(3,586)
Balance as of June 28, 2019	$87	$59	$—	$—	$—	$146
(a) Primarily related to Atkore's commitment to close certain facilities as part of its continuing effort to realign its strategic focus. The Company recorded severance restructuring charges of $681 and $327 related to termination benefits during the nine months ended June 28, 2019 and June 29, 2018, respectively. The Company recorded other restructuring charges to close facilities of $2,473 and $600 for the nine months ended June 28, 2019 and June 29, 2018, respectively.

The Company expects to utilize all restructuring accruals as of June 28, 2019 within the next twelve months. The net restructuring charges included as a component of selling, general and administrative expenses in the Company's condensed consolidated statements of operations were as follows:

	Three months ended		Nine months ended
(in thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Total restructuring charges, net	$709	$407	$3,181	$1,245

7. OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consisted of the following:

	Three months ended		Nine months ended
(in thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Gain on sale of a business	—	(838)	—	(27,575)
Undesignated foreign currency derivative instruments	(2,095)	(3,757)	(3,562)	(22)
Foreign exchange (gain) loss on intercompany loans	1,360	3,374	1,423	795
Debt modification costs	—	—	—	892
Pension-related benefits	(402)	(493)	(1,206)	(1,480)
Other	(91)	(126)	(77)	(126)
Other (income) expense, net	$(1,228)	$(1,840)	$(3,422)	$(27,516)

8. INCOME TAXES

On December 22, 2017, "H.R.1," also known as the "Tax Cuts and Jobs Act" ("TCJA"), was signed into law. TCJA provides for significant changes to corporate taxation including, but not limited to, a reduction of the federal corporate tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, full expensing of the costs of qualified property in the period of acquisition, the elimination of the domestic production activities deduction and a new provision designed to tax global intangible low-taxed income ("GILTI"). The legislation also adopted a new quasi-territorial tax regime and imposed a one-time transition tax on deemed repatriated earnings of certain foreign subsidiaries.

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

For the three months ended June 28, 2019 and June 29, 2018, the Company's effective tax rate attributable to income before income taxes was 23.3% and 23.2%, respectively. For the three months ended June 28, 2019 and June 29, 2018, the Company's income tax expense was $11,106 and $10,352 respectively. The increase in the current period effective tax rate was primarily due to the impact of certain nondeductible items as a result of the TCJA.

For the nine months ended June 28, 2019 and June 29, 2018, the Company's effective tax rate attributable to income before income taxes was 24.1% and 21.4%, respectively. For the nine months ended June 28, 2019 and June 29, 2018, the Company's income tax expense was $29,513 and $28,260 respectively. The increase in the effective tax rate was primarily due to the prior year benefit of the one-time re-measurement of deferred taxes as a result of the TCJA, which was recorded in the first quarter of fiscal 2018.

The Company has recorded a valuation allowance against net operating losses in certain foreign jurisdictions. A valuation allowance is recorded when it is determined to be more likely than not that deferred tax assets will not be fully realized in the foreseeable future. The realization of deferred tax assets is dependent upon whether the Company can generate future taxable income of appropriate character in the relevant jurisdiction to utilize the assets. For the nine months ended June 28, 2019, the Company has fully released a valuation allowance for $550 on deferred tax assets in its Asia Pacific business due to an increase in forecasted taxable income. For the three months ended June 28, 2019, the Company has released the remaining valuation allowance of $284 on deferred tax assets in its Asia Pacific business due to an increase in forecasted taxable income.

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that it has determined are more likely than not to be realized upon examination. The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the nine months ended June 28, 2019, the balance of unrecognized tax benefits decreased by $549 primarily due to the resolution of a state audit item. During the three months ended June 28, 2019, the balance of unrecognized tax benefits decreased by an additional $13.

For the nine months ended June 28, 2019, the Company made no additional provision for U.S. or non-U.S. income taxes for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as the investments are essentially permanent in duration.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in thousands, except per share data)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Numerator:
Net income	$36,550	$34,199	$93,054	$103,946
Less: Undistributed earnings allocated to participating securities	996	422	2,499	1,048
Net income available to common shareholders	$35,554	$33,777	$90,555	$102,898

Denominator:
Basic weighted average common shares outstanding	46,386	46,262	46,481	53,592
Effect of dilutive securities: Non-participating employee stock options (1)	1,171	2,150	1,254	2,423
Diluted weighted average common shares outstanding	47,557	48,412	47,735	56,015
Basic earnings per share	$0.77	$0.73	$1.95	$1.92
Diluted earnings per share	$0.75	$0.70	$1.90	$1.84

(1) Stock options to purchase approximately 0.3 million and 0.4 million shares of common stock were outstanding during the three months ended June 28, 2019 and June 29, 2018, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive. Stock options to purchase approximately 0.4 million and 0.4 million shares of common stock were outstanding during the nine months ended June 28, 2019 and June 29, 2018, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended June 28, 2019 and June 29, 2018:

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2018	$(6,048)	$(10,390)	$(16,438)
Other comprehensive loss before reclassifications	—	(2,404)	(2,404)
Amounts reclassified from accumulated other comprehensive loss, net of tax	60	—	60
Net current period other comprehensive income (loss)	60	(2,404)	(2,344)
Reclassification of stranded tax benefits (1)	(2,333)	—	(2,333)
Balance as of June 28, 2019	$(8,321)	$(12,794)	$(21,115)

(1) Due to the adoption of ASU 2018-02.

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2017	$(10,445)	$(7,537)	$(17,982)
Other comprehensive income before reclassifications	—	(1,793)	(1,793)
Amounts reclassified from accumulated other comprehensive loss, net of tax	194	—	194
Net current period other comprehensive income (loss)	194	(1,793)	(1,599)
Balance as of June 29, 2018	$(10,251)	$(9,330)	$(19,581)

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended June 28, 2019 and June 29, 2018:

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of March 29, 2019	$(8,341)	$(12,184)	$(20,525)
Other comprehensive income before reclassifications	—	(610)	(610)
Amounts reclassified from accumulated other comprehensive loss, net of tax	20	—	20
Net current period other comprehensive income (loss)	20	(610)	(590)
Balance as of June 28, 2019	$(8,321)	$(12,794)	$(21,115)

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of March 30 2018	$(10,316)	$(6,037)	$(16,353)
Other comprehensive income before reclassifications	—	(3,293)	(3,293)
Amounts reclassified from accumulated other comprehensive loss, net of tax	65	—	65
Net current period other comprehensive income (loss)	65	(3,293)	(3,228)
Balance as of June 29, 2018	$(10,251)	$(9,330)	$(19,581)

11. INVENTORIES, NET

A majority of the Company's inventories are recorded at the lower of cost (primarily last in, first out, or "LIFO") or market. Approximately 75% and 80% of the Company's inventories were valued at the lower of LIFO cost or market at June 28, 2019 and September 30, 2018, respectively. Interim LIFO determinations, including those at June 28, 2019, are based on management's estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	June 28, 2019	September 30, 2018
Purchased materials and manufactured parts, net	$48,742	$58,572
Work in process, net	24,730	21,769
Finished goods, net	151,299	141,412
Inventories, net	$224,771	$221,753

Total inventories would be $15,888 and $26,340 higher than reported as of June 28, 2019 and September 30, 2018, respectively, if the first-in, first-out method was used for all inventories. As of June 28, 2019, and September 30, 2018, the excess and obsolete inventory reserve was $17,099 and $12,909, respectively.

12. PROPERTY, PLANT AND EQUIPMENT

As of June 28, 2019, and September 30, 2018, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	June 28, 2019	September 30, 2018
Land	$19,901	$13,295
Buildings and related improvements	122,452	108,758
Machinery and equipment	295,878	262,078
Leasehold improvements	8,347	7,382
Software	24,367	30,502
Construction in progress	17,826	16,777
Property, plant and equipment	488,771	438,792
Accumulated depreciation	(251,206)	(225,684)
Property, plant and equipment, net	$237,565	$213,108

Depreciation expense for the three months ended June 28, 2019 and June 29, 2018 totaled $9,892 and $8,498, respectively. Depreciation expense for the nine months ended June 28, 2019 and June 29, 2018 totaled $29,783 and $25,109, respectively.

13. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical Raceway	Mechanical Products & Solutions	Total
Balance as of October 1, 2018	$133,566	$36,563	$170,129
Goodwill acquired during year	19,766	—	19,766
Exchange rate effects	(845)	—	(845)
Balance as of June 28, 2019	$152,487	$36,563	$189,050

Goodwill balances as of October 1, 2018 and June 28, 2019 include $3,924 and $43,000 of accumulated impairment losses within the Electrical Raceway and MP&S segments, respectively.

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

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible assets:

		June 28, 2019			September 30, 2018
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$351,597	$(164,099)	$187,498	$330,295	$(141,401)	$188,894
Other	8	18,086	(7,276)	10,810	16,003	(5,861)	10,142
Total		369,683	(171,375)	198,308	346,298	(147,262)	199,036
Indefinite-lived intangible assets:
Trade names		92,880	—	92,880	92,880	—	92,880
Total		$462,563	$(171,375)	$291,188	$439,178	$(147,262)	$291,916

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Amortization expense for the three months ended June 28, 2019 and June 29, 2018 was $7,868 and $7,694, respectively. Amortization expense for the nine months ended June 28, 2019 and June 29, 2018 was $24,278 and $24,146, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2019 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2019	$9,888
2020	31,581
2021	31,447
2022	30,113
2023	29,993
2024	25,614
Thereafter	39,672

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

14. DEBT

Debt as of June 28, 2019 and September 30, 2018 was as follows:

(in thousands)	June 28, 2019	September 30, 2018
First Lien Term Loan Facility due December 22, 2023	$891,317	$912,162
Deferred financing costs	(6,976)	(8,194)
Other	162	279
Total debt	$884,503	$904,247
Less: Current portion	—	26,561
Long-term debt	$884,503	$877,686

The asset-based credit facility (the "ABL Credit Facility") has aggregate commitments of $325,000 and is guaranteed by AIH and the U.S. operating companies owned by AII. AII's availability under the ABL Credit Facility was $312,550 and $315,119 as of June 28, 2019 and September 30, 2018, respectively.

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

The Company uses forward currency contracts to hedge the effects of foreign exchange relating to certain of the Company’s intercompany balances denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range at inception from six months to six years. Short-term forward currency contracts are recorded in either other current assets or other current liabilities and long-term forward currency contracts are recorded in other long-term liabilities in the condensed consolidated balance sheet. The fair value gains and losses are included in other (income) expense, net within the condensed consolidated statements of operations. See Note 7, ''Other (Income) Expense, net'' for further detail.

The total notional amounts of undesignated forward currency contracts were £45.0 million and £49.1 million as of June 28, 2019 and September 30, 2018, respectively. Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the Company's assets and liabilities measured at fair value:

	June 28, 2019			September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$57,089	$—	$—	$28,175	$—	$—
Forward currency contracts	—	1,686	—	—	—	—
Liabilities
Forward currency contracts	—	87	—	—	1,857	—

The Company's remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	June 28, 2019		September 30, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan Facility due December 22, 2023	$892,120	$888,195	$913,100	$916,113

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

16. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of June 28, 2019, such obligations were $129,758 for the rest of fiscal year 2019 and $3,317 for fiscal year 2020 and beyond. These amounts represent open purchase orders for materials used in production.

Legal Contingencies — The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd. ("Tyco"), including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company's total product liability reserves were $1,204 and $6,755 as of June 28, 2019 and September 30, 2018, respectively. As of June 28, 2019, the Company believes that the range of losses for product liability claims is between $1,000 and $8,000.

During the quarter ended December 28, 2018, Tyco and the Company agreed with a plaintiff to settle one Special
Products Claim that was to go to trial. The Company agreed to fund the total settlement in exchange for Tyco's agreement to cap the Company's Special Products Claim deductible at $12,000, as opposed to the $13,000 cap negotiated within the original indemnity agreement. As of June 28, 2019, the cap has been satisfied and Tyco, now Johnson Controls International plc, is contractually obligated to indemnify the Company in respect of claims of incompatibility between the Company's antimicrobial coated steel sprinkler pipe and CPVC pipe used in the same sprinkler system.

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

17. GUARANTEES

The Company had outstanding letters of credit totaling $10,501 supporting workers' compensation and general liability insurance policies as of June 28, 2019. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $21,408 as of June 28, 2019.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the sum of income (loss) from operations before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, gain (loss) on extinguishment of debt, restructuring and impairments, stock-based compensation, certain legal matters, transaction costs and other items, such as inventory reserves and adjustments, release of indemnified uncertain tax positions, and the impact of foreign exchange gains or losses.

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

	Three months ended
	June 28, 2019			June 29, 2018
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$372,895	$334	$76,721	$369,812	$521	$74,461
MP&S	120,596	—	20,595	128,202	37	12,013
Eliminations	—	(334)		—	(558)
Consolidated operations	$493,491	$—		$498,014	$—

	Nine months ended
	June 28, 2019			June 29, 2018
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$1,069,229	$920	$212,585	$1,010,523	$1,120	$187,025
MP&S	345,599	—	48,903	347,049	74	39,544
Eliminations	—	(920)		—	(1,194)
Consolidated operations	$1,414,828	$—		$1,357,572	$—

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Three months ended		Nine months ended
(in thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Operating segment Adjusted EBITDA
Electrical Raceway	$76,721	$74,461	$212,585	$187,025
MP&S	20,595	12,013	48,903	39,544
Total	97,316	86,474	261,488	226,569
Unallocated expenses (a)	(8,835)	(9,810)	(25,890)	(26,077)
Depreciation and amortization	(17,760)	(16,192)	(54,061)	(49,255)
Interest expense, net	(12,789)	(12,442)	(38,277)	(28,322)
Restructuring and impairments	(709)	(407)	(3,181)	(1,245)
Stock-based compensation	(4,120)	(3,494)	(8,936)	(9,828)
Certain legal matters	—	—	—	(2,286)
Transaction costs	(76)	(768)	(363)	(2,676)
Gain on sale of a business	—	838	—	27,575
Other (b)	(5,371)	352	(8,213)	(2,249)
Income before income taxes	$47,656	$44,551	$122,567	$132,206
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

The Company's net sales by geography were as follows for the three and nine months ended June 28, 2019 and June 29, 2018:

	Three months ended		Nine months ended
(in thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
United States	$436,767	$449,907	$1,240,402	$1,222,573
Other Americas	7,821	11,938	26,030	29,653
Europe	36,277	23,822	108,947	67,507
Asia-Pacific	12,626	12,347	39,449	37,839
Total	$493,491	$498,014	$1,414,828	$1,357,572

The table below shows the amount of net sales from external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in either period for the three and nine months ended June 28, 2019 and June 29, 2018:

	Three months ended		Nine months ended
(in thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Metal Electrical Conduit and Fittings	$139,342	$146,497	$404,720	375,507
Armored Cable and Fittings	90,891	84,686	263,864	253,727
PVC Electrical Conduit and Fittings	78,765	86,742	213,181	234,101
Cable Tray and Cable Ladders	50,680	37,715	147,592	108,814
Other raceway products	13,217	14,172	39,872	38,374
Electrical Raceway	372,895	369,812	1,069,229	1,010,523

Mechanical Pipe	63,502	71,756	186,209	182,268
Metal Framing and Fittings	29,328	31,234	88,389	83,544
Other MP&S products	27,766	25,212	71,001	71,854
Impact of Fence and Sprinkler	—	—	—	9,383
MP&S	120,596	128,202	345,599	347,049
Net sales	$493,491	$498,014	$1,414,828	$1,357,572

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

We define Adjusted EBITDA as net income (loss) before: depreciation and amortization, interest expense, net, loss (gain) on extinguishment of debt, income tax expense (benefit), restructuring and impairments, stock-based compensation, certain legal matters, transaction costs, gain on sale of a business and other items, such as inventory reserves and adjustments and realized or unrealized gain (loss) on foreign currency transactions. We believe Adjusted EBITDA, when presented in conjunction with comparable accounting principles generally accepted in the United States of America ("GAAP") measures, is useful for investors because management uses Adjusted EBITDA in evaluating the performance of our business. We define Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of net sales.

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA for the three and nine months ended June 28, 2019 and June 29, 2018:

	Three months ended		Nine months ended
(in thousands)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net income	$36,550	$34,199	$93,054	$103,946
Interest expense, net	12,789	12,442	38,277	28,322
Income tax expense	11,106	10,352	29,513	28,260
Depreciation and amortization	17,760	16,192	54,061	49,255
Restructuring(a)	709	407	3,181	1,245
Stock-based compensation (b)	4,120	3,494	8,936	9,828
Transaction costs (c)	76	768	363	2,676
Certain legal matters (f)	—	—	—	2,286
Gain on sale of a business (e)	—	(838)	—	(27,575)
Other (d)	5,371	(352)	8,213	2,249
Adjusted EBITDA	$88,481	$76,664	$235,598	$200,492

(a) Restructuring amounts represent exit or disposal costs including termination benefits and facility closure costs. See Note 6, ''Restructuring Charges'' to our unaudited condensed consolidated financial statements for further detail.
(b) Represents stock-based compensation expenses related to stock option awards, performance stock awards and restricted stock awards.
(c) Represents expenses related to our acquisition and divestiture-related activities and professional fees associated with share repurchases.
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

Results of Operations

The results of operations for the three months ended June 28, 2019 and June 29, 2018 were as follows:

	Three months ended
($ in thousands)	June 28, 2019	June 29, 2018	Change	% Change
Net sales	$493,491	$498,014	$(4,523)	(0.9)%
Cost of sales	367,357	377,685	(10,328)	(2.7)%
Gross profit	126,134	120,329	5,805	4.8%
Selling, general and administrative	59,049	57,482	1,567	2.7%
Intangible asset amortization	7,868	7,694	174	2.3%
Operating income	59,217	55,153	4,064	7.4%
Interest expense, net	12,789	12,442	347	2.8%
Other (income) expense, net	(1,228)	(1,840)	612	(33.3)%
Income before income taxes	47,656	44,551	3,105	7.0%
Income tax expense	11,106	10,352	754	7.3%
Net income	$36,550	$34,199	$2,351	6.9%
Non-GAAP financial data
Adjusted EBITDA	$88,481	$76,664	$11,817	15.4%
Adjusted EBITDA Margin	17.9%	15.4%

Net sales

% Change
Volume	0.6%
Average selling prices	(3.6)%
Foreign exchange	(0.3)%
Acquisitions/Divestitures	2.5%
Other	(0.1)%
Net sales	(0.9)%

Net sales decreased by $4.5 million, or 0.9% to $493.5 million for the three months ended June 28, 2019 compared to $498.0 million for the three months ended June 29, 2018. Net sales decreased by $17.9 million primarily due to the pass-through impact of lower average input costs of steel and resin. The decrease in net sales was partially offset by increased sales of $12.5 million due to the acquisition of Vergokan International NV ("Vergokan") and the acquisition of the assets of United Structural Products, LLC. ("US Tray") in fiscal 2019 (together, the "2019 acquisitions"). Additionally, the decrease in net sales was partially offset by higher volume of $2.8 million primarily in the armored cable and fittings product category sold within the Electrical Raceway segment, partially offset by lower volume in the mechanical pipe product category sold within the Mechanical Products & Solutions segment.

Cost of sales

% Change
Volume	0.3%
Average input costs	(6.6)%
Foreign exchange	(0.4)%
Acquisitions/Divestitures	2.5%
Other	1.5%
Cost of sales	(2.7)%

Cost of sales decreased by $10.3 million, or 2.7% to $367.4 million for the three months ended June 28, 2019 compared to $377.7 million for the three months ended June 29, 2018. The decrease was primarily due to operational efficiencies and lower input costs of steel and resin of $24.9 million. The decrease was partially offset by additional costs of $9.5 million due to the 2019 acquisitions, inventory adjustments related to changes in market prices of $5.9 million and higher volume of $1.3 million.

Selling, general and administrative

Selling, general and administrative expenses increased by $1.5 million, or 2.7%, to $59.0 million for the three months ended June 28, 2019 compared to $57.5 million for the three months ended June 29, 2018. The increase was primarily due to $1.5 million of additional costs resulting from fiscal 2019 acquisitions.

Intangible asset amortization

Intangible asset amortization expense increased by $0.2 million, or 2.3%, to $7.9 million for the three months ended June 28, 2019 compared to $7.7 million for the three months ended June 29, 2018 resulting from the 2019 acquisitions.

Interest expense, net

Interest expense, net increased by $0.4 million, or 2.8% to $12.8 million for the three months ended June 28, 2019 compared to $12.4 million for the three months ended June 29, 2018. The increase is primarily due to increases in market interest rates on our variable rate debt.

Other (income) expense, net

Other (income) expense, net decreased by $0.6 million to $1.2 million for the three months ended June 28, 2019 compared to $1.8 million for the three months ended June 29, 2018 primarily due to the prior year working capital adjustment, which resulted in an additional gain on the sale of the assets of FlexHead of $0.8 million. See Note 4, ''Divestitures'', to our unaudited condensed consolidated financial statements for further detail.

Income tax expense

The Company's income tax rate increased to 23.3% for the three months ended June 28, 2019 compared to 23.2% for the three months ended June 29, 2018. The increase in the current period effective tax rate was primarily due to the impact of certain nondeductible items as a result of the TCJA.

Net income

Net income increased by $2.4 million, or 6.9% to $36.6 million for the three months ended June 28, 2019 compared to $34.2 million for the three months ended June 29, 2018 primarily due to higher gross profit of $5.8 million, partially offset by higher selling, general and administrative expense of $1.5 million.

Adjusted EBITDA

Adjusted EBITDA increased by $11.8 million, or 15.4% to $88.5 million for the three months ended June 28, 2019 compared to $76.7 million for the three months ended June 29, 2018. The increase was primarily due to higher gross profit and operational efficiencies.

Segment results

Electrical Raceway

	Three months ended
($ in thousands)	June 28, 2019	June 29, 2018	Change	% Change
Net sales	$373,229	$370,333	$2,896	0.8%
Adjusted EBITDA	$76,721	$74,461	$2,260	3.0%
Adjusted EBITDA Margin	20.6%	20.1%

Net sales

% Change
Volume	2.6%
Average selling prices	(4.7)%
Foreign exchange	(0.5)%
Acquisitions	3.4%
Net sales	0.8%

Net sales increased by $2.9 million, or 0.8%, to $373.2 million for the three months ended June 28, 2019 compared to $370.3 million for the three months ended June 29, 2018. The 2019 acquisitions contributed $12.5 million to the increase in sales for the three months ended June 28, 2019. Additionally, sales increased $9.7 million due to higher volume, primarily in the armored cable and fittings product category. The increase was partially offset by lower average input costs of steel and resin-based products of $17.5 million. Lastly, net sales was further offset by foreign exchange losses of $1.7 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 28, 2019 increased by $2.2 million, or 3.0%, to $76.7 million from $74.5 million for the three months ended June 29, 2018. Adjusted EBITDA margins increased to 20.6% for the three months ended June 28, 2019 compared to 20.1% for the three months ended June 29, 2018. The increase in Adjusted EBITDA was largely due to increased volume, operational efficiencies, and the contributions from the 2019 acquisitions.

Mechanical Products & Solutions

	Three months ended
($ in thousands)	June 28, 2019	June 29, 2018	Change	% Change
Net sales	$120,596	$128,239	$(7,643)	(6.0)%
Adjusted EBITDA	$20,595	$12,013	$8,582	71.4%
Adjusted EBITDA Margin	17.1%	9.4%

Net sales

% Change
Volume	(5.4)%
Average selling prices	(0.3)%
Other	(0.3)%
Net sales	(6.0)%

Net sales decreased by $7.6 million, or 6.0%, for the three months ended June 28, 2019 to $120.6 million compared to $128.2 million for the three months ended June 29, 2018. The decrease was primarily due to lower volume of $6.9 million primarily in the mechanical pipe product category.

Adjusted EBITDA

Adjusted EBITDA increased by $8.6 million, or 71.4%, to $20.6 million for the three months ended June 28, 2019 compared to $12.0 million for the three months ended June 29, 2018. Adjusted EBITDA margins increased to 17.1% for the three months ended June 28, 2019 compared to 9.4% for the three months ended June 29, 2018. Adjusted EBITDA increased primarily due to pricing strategies and operational efficiencies.

The results of operations for the nine months ended June 28, 2019 and June 29, 2018 were as follows:

	Nine months ended
($ in thousands)	June 28, 2019	June 29, 2018	Change	% Change
Net sales	$1,414,828	$1,357,572	$57,256	4.2%
Cost of sales	1,061,350	1,031,219	30,131	2.9%
Gross profit	353,478	326,353	27,125	8.3%
Selling, general and administrative	171,778	169,195	2,583	1.5%
Intangible asset amortization	24,278	24,146	132	0.5%
Operating income	157,422	133,012	24,410	18.4%
Interest expense, net	38,277	28,322	9,955	35.1%
Other (income) expense, net	(3,422)	(27,516)	24,094	(87.6)%
Income before income taxes	122,567	132,206	(9,639)	(7.3)%
Income tax expense	29,513	28,260	1,253	4.4%
Net income	$93,054	$103,946	$(10,892)	(10.5)%
Non-GAAP financial data
Adjusted EBITDA	$235,598	$200,492	$35,106	17.5%
Adjusted EBITDA Margin	16.7%	14.8%

Net sales

% Change
Volume	(1.1)%
Average selling prices	3.7%
Foreign exchange	(0.4)%
Acquisitions/Divestitures	2.0%
Net sales	4.2%

Net sales increased by $57.2 million, or 4.2% to $1,414.8 million for the nine months ended June 28, 2019 compared to $1,357.6 million for the nine months ended June 29, 2018. Net sales increased $49.9 million from higher average selling prices resulting from the pass-through impacts of rising input costs of copper and steel during the first six months of the year and higher market prices for all product categories. Additionally, net sales increased $36.3 million due to higher sales resulting from the 2019 acquisitions. The increase is partially offset by a decrease in net sales of $9.4 million as a result of the sale of the assets of FlexHead in the second quarter of fiscal 2018 and $15.2 million due to lower volume primarily in the mechanical pipe product category sold within the Mechanical Products & Solutions segment.

Cost of sales

% Change
Volume	(1.2)%
Average input costs	0.4%
Foreign exchange	(0.5)%
Acquisitions/Divestitures	2.2%
Other	2.0%
Cost of sales	2.9%

Cost of sales increased by $30.2 million, or 2.9% to $1,061.4 million for the nine months ended June 28, 2019 compared to $1,031.2 million for the nine months ended June 29, 2018. The increase was primarily due to additional costs of $28.8 million resulting from the 2019 acquisitions, partially offset by the reduction of costs resulting from the FlexHead divestiture of $6.3 million. Additionally, the increase was due to inventory adjustments related to changes in market prices of $11.5 million, higher freight costs of $6.0 million and higher input costs of steel and copper of $4.5 million partially offset by operational efficiencies. The increase in cost of sales is also partially offset by lower volume of $12.8 million.

Selling, general and administrative

Selling, general and administrative expenses increased by $2.6 million, or 1.5% to $171.8 million for the nine months ended June 28, 2019 compared to $169.2 million for the nine months ended June 29, 2018. The increase was primarily due to $4.0 million increase in selling, general and administrative costs resulting from the 2019 acquisitions, partially offset by a $0.9 million decrease in stock-based compensation expense.

Intangible asset amortization

Intangible asset amortization expense increased by $0.2 million, or 0.5% to $24.3 million for the nine months ended June 28, 2019 compared to $24.1 million for the nine months ended June 29, 2018 due to the 2019 acquisitions, partially offset by the sale of the assets of FlexHead. See Note 3, ''Acquisitions'' and Note 4, ''Divestitures'', to our unaudited condensed consolidated financial statements for further detail.

Interest expense, net

Interest expense, net, increased by $10.0 million, or 35.1% to $38.3 million for the nine months ended June 28, 2019 compared to $28.3 million for the nine months ended June 29, 2018. Interest expense increased $10.7 million due to our debt transactions on February 2, 2018, which resulted in additional borrowings of $425.0 million.

Other (income) expense, net

Other (income) expense, net decreased by $24.1 million to $3.4 million for the nine months ended June 28, 2019 compared to $27.5 million for the nine months ended June 29, 2018 primarily due to the prior year gain on the sale of the assets of FlexHead of $27.6 million. See Note 4, ''Divestitures'', to our unaudited condensed consolidated financial statements for further detail. This decrease is partially offset by gains from undesignated foreign currency derivative instruments of $3.6 million compared to $22.0 thousand of expense in the nine months ended June 29, 2018.

Income tax expense

The Company's income tax rate increased to 24.1% for the nine months ended June 28, 2019 compared to 21.4% for the nine months ended June 29, 2018. The increase in the effective tax rate was primarily due to the prior year benefit of the one-time re-measurement of deferred taxes as a result of the TCJA, which was recorded in the first quarter of fiscal 2018.

Net income

Net income decreased by $10.8 million, or 10.5% to $93.1 million for the nine months ended June 28, 2019 compared to $103.9 million for the nine months ended June 29, 2018 primarily due to a pre-tax gain on the sale of assets of the FlexHead businesses of $27.6 million in the prior year and higher interest expense of $10.0 million in the current year, partially offset by higher gross profit of $27.1 million in the current year.

Adjusted EBITDA

Adjusted EBITDA increased by $35.1 million, or 17.5% to $235.6 million for the nine months ended June 28, 2019 compared to $200.5 million for the nine months ended June 29, 2018. The increase was primarily due to higher gross profit, operational efficiencies and incremental Adjusted EBITDA from the 2019 acquisitions, partially offset by the FlexHead divestiture.

Segment results

Electrical Raceway

	Nine months ended
($ in thousands)	June 28, 2019	June 29, 2018	Change	% Change
Net sales	$1,070,149	$1,011,643	$58,506	5.8%
Adjusted EBITDA	$212,585	$187,025	$25,560	13.7%
Adjusted EBITDA Margin	19.9%	18.5%

Net sales

% Change
Volume	0.4%
Average selling prices	2.2%
Foreign exchange	(0.5)%
Acquisitions	3.6%
Other	0.1%
Net sales	5.8%

Net sales increased by $58.5 million, or 5.8%, to $1,070.1 million for the nine months ended June 28, 2019 compared to $1,011.6 million for the nine months ended June 29, 2018. Net sales increased by $36.3 million resulting from the acquisitions during fiscal 2019. Additionally, net sales increased $22.7 million primarily due to increased market prices for metal electrical conduit and fittings product categories during the first six months of the fiscal year.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended June 28, 2019 increased $25.6 million, or 13.7%, to $212.6 million from $187.0 million for the nine months ended June 29, 2018. The increase was largely due to higher gross profit, operational efficiencies and incremental Adjusted EBITDA resulting from the 2019 acquisitions.

Mechanical Products & Solutions

	Nine months ended
($ in thousands)	June 28, 2019	June 29, 2018	Change	% Change
Net sales	$345,599	$347,123	$(1,524)	(0.4)%
Adjusted EBITDA	$48,903	$39,544	$9,359	23.7%
Adjusted EBITDA Margin	14.2%	11.4%

Net sales

Change (%)
Volume	(5.7)%
Average selling prices	7.8%
Divestitures	(2.7)%
Other	0.2%
Net sales	(0.4)%

Net sales decreased by $1.5 million, or 0.4%, for the nine months ended June 28, 2019 to $345.6 million compared to $347.1 million for the nine months ended June 29, 2018. This decrease was primarily due to lower sales volume of $19.6 million primarily in the mechanical pipe product category and $9.4 million from the sale of the assets of FlexHead in the second quarter of fiscal 2018. The decrease was partially offset by higher market prices for all product categories of $27.2 million.

Adjusted EBITDA

Adjusted EBITDA increased $9.4 million, or 23.7%, to $48.9 million for the nine months ended June 28, 2019 compared to $39.5 million for the nine months ended June 29, 2018. Adjusted EBITDA increased primarily due to the higher gross profit and operational efficiencies, partially offset by lower volume primarily in the mechanical pipe product category as well as from the sale of the assets of FlexHead in the second quarter of fiscal 2018.

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $100.7 million as of June 28, 2019, of which $41.7 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company's intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund operational needs. As of June 28, 2019, there were no outstanding borrowings under the ABL Credit Facility and $10.5 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $323.1 million and approximately $312.6 million was available under the ABL Credit Facility as of June 28, 2019. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Nine months ended
(in thousands)	June 28, 2019	June 29, 2018
Cash flows provided by (used in):
Operating activities	$120,179	$120,578
Investing activities	(105,190)	14,442
Financing activities	(40,272)	(71,048)

Operating activities

During the nine months ended June 28, 2019, the Company was provided $120.2 million by operating activities compared to $120.6 million during the nine months ended June 29, 2018. The $0.4 million decrease in cash provided was primarily due to lower cash flows from working capital, partially offset by higher gross profit.

Investing activities

During the nine months ended June 28, 2019, the Company used $105.2 million in investing activities compared to cash inflows of $14.4 million during the nine months ended June 29, 2018. The increase in cash used in investing activities is primarily due the acquisition of Vergokan for $57.9 and the acquisition of US Tray for $25.5 million, net of cash received. Additionally, during the nine months ended June 29, 2018 the Company sold the assets of FlexHead for cash proceeds of $42.6 million.

Financing Activities

During the nine months ended June 28, 2019, the Company used $40.3 million in financing activities compared to $71.0 million used during the nine months ended June 29, 2018. The use of cash in the nine months ended June 28, 2019 was primarily related to $24.4 million of share repurchases and $60.0 million in debt repayments, partially offset by borrowings on the credit facility of $39.0 million. During the nine months ended June 29, 2018, the Company repaid $394.0 million in borrowings from the line of credit and had share repurchases of $410.2 million, which was partially offset by borrowings of $309.0 million on the line of credit and our debt refinancing transactions on February 2, 2018, which resulted in additional borrowings of $426.2 million.

Contractual Obligations and Commitments

Other than as set forth in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2019, there have been no other material changes in our contractual obligations and commitments since the filing of our Annual Report on Form 10-K.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed or referenced under the caption "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	declines in, and uncertainty regarding, the general business and economic conditions in the United States and international markets in which we operate;

•	weakness or another downturn in the United States non-residential construction industry;

•	changes in prices of raw materials;

•	pricing pressure, reduced profitability, or loss of market share due to intense competition;

•	availability and cost of third-party freight carriers and energy;

•	high levels of imports of products similar to those manufactured by us;

•	changes in federal, state, local and international governmental regulations and trade policies;

•	changes in foreign laws and legal systems, including as a result of Brexit;

•	adverse weather conditions;

•	failure to generate sufficient cash flow from operations or to raise sufficient funds in the capital markets to satisfy existing obligations and support the development of our business;

•	increased costs relating to future capital and operating expenditures to maintain compliance with environmental, health and safety laws;

•	reduced spending by, deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers;

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

Item 1A. Risk Factors

Other than as set forth in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2019, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 2, 2019, we filed a definitive proxy statement with the SEC announcing that we expect to hold our 2020 Annual Meeting of Stockholders (the "2020 Annual Meeting") on January 30, 2020. We have set a new deadline for the receipt of stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in our proxy materials for the 2020 Annual Meeting. In order to be considered for inclusion, such proposals must be received by us at our principal executive offices no later than September 4, 2020. Stockholders wishing to bring a proposal or nominate a director at the 2020 Annual Meeting (but not include it in our proxy materials) must provide written notice of such proposal to our Secretary at our principal executive offices between October 8, 2019 and November 7, 2019 and comply with the other provisions of our third amended and restated by-laws.

Item 6. Exhibits

10.1#	Succession agreement dated June 7, 2019
31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.
101.SCH#	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL#	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE#	Inline XBRL Taxonomy Presentation Linkbase Document
#	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	August 7, 2019	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)