Form 10-K
period 2019-09-30
Atkore International Group Inc.
filed 2019-11-22
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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
708-339-1610
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
(Title of Each Class)	Trading symbol	(Name of Each Exchange on which Registered)
Common stock, par value $0.01 per share	ATKR	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☐
The aggregate market value of the voting and non-voting common equity of Atkore International Group Inc. held by non-affiliates as of the close of business as of March 29, 2019 was $983.1 million.
The number of shares of the registrant's common stock outstanding as of November 18, 2019 was 46,983,702 shares of common stock, par value $0.01 per share.
Documents incorporated by reference:
Portions of the registrant's proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant's 2020 annual meeting of stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant's fiscal year ended September 30, 2019.

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

In a series of secondary offerings of our common stock during fiscal 2017, the CD&R Investor reduced its remaining ownership in our company to approximately 48% as of September 30, 2017. In August 2017, the Company announced that its board of directors had approved a share repurchase program for the repurchase of up to an aggregate amount of $75 million of the Company’s common stock. In January 2018, the Company announced a stock repurchase transaction whereby the Company agreed to repurchase from the CD&R Investor, a related party, approximately 17.2 million shares of the Company's common stock, par value $0.01 per share, at a per share price equal to $21.77, for a total purchase price of $375 million, subject to the terms and conditions set forth in the stock purchase agreement. Following the stock repurchase transaction in January 2018 and secondary offerings of the Company's common stock in February 2018 and May 2018, the CD&R Investor completed its exit from its investment in the Company, and, as of September 30, 2018, no longer owned any of the Company's common stock. As of December 28, 2018, there were no authorized repurchases remaining under the August 2017 repurchase program.

On February 5, 2019, the board of directors approved a share repurchase program, under which the Company may repurchase up to $50.0 million of its outstanding common stock. As of September 30, 2019, there were $50.0 million of authorized repurchases remaining. See Item 5, ''Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities'' for additional information.

Our products

Our principal Electrical Raceway products include electrical conduit and fittings, armored cable and fittings, cable trays and mounting systems and fittings, which are critical components of the electrical infrastructure for new construction and maintenance, repair and remodel ("MR&R") markets. Our MP&S principal products are metal framing and in-line galvanized mechanical tube. Our metal framing products are used in the installation of electrical systems and various support structures. In total, we operate 38 manufacturing facilities and 27 distribution facilities that enable us to efficiently receive materials from our suppliers and deliver products to our customers. In fiscal 2019, 88% of our net sales were to customers located in the United States.

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

Distribution-based sales accounted for approximately 86% of our net sales for fiscal 2019. We distribute our products to electrical and industrial distributors from our manufacturing and distribution facilities as well as from over 40 dedicated distribution facilities operated by our agents. Our products are also stocked by electrical and industrial distributors who are located in major cities and towns across the United States. Some of our products are purchased by OEMs and used as part of their products and solutions in applications such as utility solar framing, conveyor systems and fabric cover buildings. OEM sales accounted for approximately 14% of our net sales for fiscal 2019.

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

Customers

Our sales and marketing processes are primarily focused on serving our immediate customers, including electrical, industrial and specialty distributors and OEMs. We believe customers view us as offering a strong value proposition based on our broad product offering, strong brands, short order cycle times, reliability and consistent product quality. For each of fiscal 2019, 2018 and 2017, approximately 88%, 90% and 91%, respectively, of our net sales were sold to customers located in the United States. Our net sales by geographic area were as follows:

	Fiscal Year Ended
(in millions)	September 30, 2019	September 30, 2018	September 30, 2017
United States	$1,689	$1,652	$1,368
International	228	183	136
Total	$1,917	$1,835	$1,504

In fiscal 2019, our top ten customers accounted for approximately 33% of net sales. No single customer, even after consolidating all branches of such customer, which often make independent purchasing decisions, accounted for more than 10% of our net sales in fiscal 2019, 2018 or 2017. Our customers include global electrical distributors (such as Consolidated Electrical Distributors, Inc., Graybar Electric Company, Rexel, Sonepar S.A. and Wesco International, Inc.), independent electrical distributors including super-regional electrical distributors (such as U.S. Electrical Services Inc., Crescent Electric Supply Co. and United Electric Supply Company, Inc.) and members of buying groups (such as Affiliated Distributors, Inc. and IMARK Group, Inc.) as well as industrial distributors and big-box retailers (such as The Home Depot, Inc., Fastenal Company, HD Supply Holdings, Inc., McMaster-Carr Supply Co., Menard, Inc. and W.W. Grainger, Inc.).

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

Manufacturing

We currently manufacture products in 38 facilities and operate a total footprint of approximately 6 million square feet of manufacturing and distribution space in eight countries. Our headquarters is located in Harvey, Illinois, which is also the location of our largest manufacturing facility. Similar to our distribution footprint, our manufacturing footprint is currently concentrated in the United States, with additional facilities in Australia, Belgium, China, New Zealand, Russia and the United Kingdom.

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

Management of Information Technology Systems

Historically, information technology has not been a significant differentiator for us in our markets, however, we believe that ease of doing business with us will become increasingly important to our growth. Currently, we operate our business using widely commercially available hardware and software products with well-developed support services. In addition to these widely available IT products, we developed a new application for our agents which we believe will improve the overall order entry process. Additionally, during fiscal 2016, we invested more than $6.0 million and installed and implemented a new general ledger and financial reporting system for the entire Company replacing a number of systems used in various parts of the Company. We have also chosen to migrate our email service and various other information technology services to a cloud computing platform hosted by Microsoft. During fiscal 2019, we completed the implementation of an integrated system for order management, advanced warehouse management, finished goods inventory management and accounts receivable. We have spent over $15.3 million to date on this project, which went live in the fourth quarter of fiscal 2018.

Employees

As of September 30, 2019, we employed approximately 3,900 total full-time equivalent employees of whom approximately 12% are temporary or contract workers. Our employees are primarily located in the United States, with about 18% employed at our international locations in Australia, Belgium, Canada, China, New Zealand, Russia and the United Kingdom.

As of September 30, 2019, approximately 27% of our employees globally were represented by a union under a collective bargaining agreement. All unions are either located in the United States or Canada with no unions or Worker's Councils at any of our other locations abroad.

From time to time our collective bargaining agreements expire and come up for re-negotiation. Our collective bargaining agreement for our New Bedford Massachusetts facility expired in February 2018, and we successfully negotiated a new agreement which now expires in February 2023. Our Harvey, Illinois Special Metal Processing Facility agreement with the United Steelworkers Union, involving a bargaining unit of 15 employees, expired on November 11, 2018 and we successfully negotiated a new agreement which now expires in November 2022. Our Harvey, Illinois collective bargaining agreement with the United Steelworkers involves nearly 400 represented employees, is set expire in April 2020. We believe our relationship with our employees is good.

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

In October 2013, the State of Illinois filed a complaint against our subsidiary Allied Tube, alleging violations of the Illinois Environmental Protection Act relating to discharges to a storm sewer system that terminates at Allied Tube's Harvey, Illinois manufacturing facility. The State sought an injunction ordering Allied Tube to take immediate corrective action to abate the alleged violations and civil penalties as permitted by applicable law. Allied Tube has reviewed management practices and made improvements to its diesel fuel storage and truck maintenance areas to resolve the State's claims. We entered into a consent order that required Allied Tube to pay a nominal penalty, install base low-flow oil and water separation equipment and take certain additional remedial actions to resolve the State's claims. The installation of the low-flow oil and water separation equipment is complete and certain additional remediation activities are in progress. We do not currently expect that any remaining obligations would have a material effect on our financial condition, results of operations or cash flows.

In August 2014, we received from the Illinois Environmental Protection Agency, or the "IEPA," the terms of a proposed new stormwater discharge permit for our Harvey, Illinois manufacturing facility. Because the facility did not meet the zinc limit set forth in the proposed permit, the Company commenced negotiations with the IEPA to agree upon mutually acceptable discharge limits. During these negotiations, the facility was operating under an extension of the terms of our existing stormwater discharge permit. In October 2016, we received the final permit. A mutually agreed upon compliance plan is part of the permit and we expect to achieve compliance in accordance with a four-year schedule. The compliance plan includes studies to reduce zinc emitted from galvanizing manufacturing operations, implementation of more rigorous management practices, evaluation of the installation of passive/cost effective stormwater treatment and receiving stream studies to determine if a less stringent permit limit will be as protective of the water system as the current permit limit. Given the scope and time frame of the compliance plan, we do not expect that achieving compliance with either the stormwater discharge permit or the plan will have a material effect on our financial condition, results of operations or cash flows.

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

Available Information

We make available free of charge through our website, http://investors.atkore.com/sec-filings, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), and all amendments to those reports simultaneously or as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our reports are also available free of charge on the SEC’s website, www.sec.gov. References to our website in this Annual Report on Form 10K do not constitute an incorporation by reference of any of the information found on our website, and such information is not a part of this or any other report we file with or furnish to the SEC.

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

Our business is largely dependent on the non-residential construction industry. Approximately 39% of our net sales in fiscal 2019 were directly related to United States new non-residential construction. For new construction, we estimate that our product installation typically lags United States non-residential starts by six to twelve months. The United States non-residential construction industry is cyclical, with product demand based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. United States non-residential construction starts, as reported by Dodge, reached a historic low of 690 million square feet in our fiscal 2010 and increased to 1,140 million square feet in our fiscal 2019, which remains below historical levels. We expect to capitalize on any further recovery in non-residential construction activity over the coming years and potentially drive higher margins by leveraging the scalability of our operations.

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

We believe import levels are affected by, among other things, overall worldwide product demand, the trade practices of the U.S. and foreign governments, the cost of freight, the challenges involved in shipping, government subsidies to foreign producers and governmentally imposed trade restrictions, such as quotas, tariffs, and other trade barriers in the United States. Increased imports of products similar to those manufactured by us in the United States could materially and adversely affect our business, financial position, results of operations or cash flows.

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

Recent and future tax legislation could materially impact our business.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act of 2017 ("TCJA"), which reformed major aspects of the U.S. federal income tax laws affecting the Company. The impact of the legislation could change as we analyze and apply additional regulations or guidance. In addition, other changes in international and domestic tax laws, including the reaction by states to the corporate tax changes in the TCJA, and changes in tax law enforcement, could negatively impact our tax provision, cash flow, and/or tax related balance sheet amounts.

Changes in U.S. tax law could have broader implications, including impacts to the economy, currency markets, inflation environment, consumer behavior, and/or competitive dynamics, which are difficult to predict, and may positively or negatively impact our business, financial position, results of operations or cash flows.

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

Certain of our customers, in particular buying groups representing consortia of independent electrical distributors, national electrical distributors, OEMs, data centers and medical center general contractors are material to our business, financial position, results of operations and cash flows because they account for a significant portion of our net sales. In fiscal 2019, although no single customer accounted for more than 10% of our net sales, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 33% of our net sales. Our percentage of sales to our major customers may increase if we are successful in pursuing our strategy of broadening the range of products we sell to existing customers. In such an event, or in the event of any consolidation in certain segments we serve, including retailers selling building products, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. Our top customers may also be able to exert influences on us with respect to pricing, delivery, payment or other terms.

A significant asset included in our working capital is accounts receivable from customers. As of September 30, 2019, no single customer represented more than 10% of the Company's accounts receivable balance. As of September 30, 2018, one customer, Sonepar Management US, Inc., represented 11% of the Company's accounts receivable balance. See Note 20, ''Segment Information'' to the accompanying consolidated financial statements included elsewhere in this Annual Report. If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our business, financial position, results of operations or cash flows could be materially and adversely affected. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management's expectations. Deterioration in the credit quality of several major customers at the same time could materially and adversely affect our business, financial position, results of operations or cash flows.

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

Our working capital needs fluctuate based on economic activity and the market prices for our main raw materials, which are predominantly steel, copper and PVC resin. We require significant working capital to purchase these raw materials and sell our products efficiently and profitably to our customers. We are typically obligated to pay for our raw material purchases within 10 and 60 days of receipt, while we generally collect cash from the sale of manufactured products between 30 to 60 days from the point at which title and risk of loss transfers. If our working capital requirements increase and we are unable to finance our working capital on terms and conditions acceptable to us, we may not be able to obtain raw materials to respond to customer demand, which could result in a loss of sales. Our average working capital days during fiscal 2019 was 66 days.

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

As of September 30, 2019, approximately 27% of our employees in the United States and Canada were represented with a collective bargaining agreement by labor unions. A work stoppage or other interruption of production could occur at our facilities as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress, or for other reasons. A work stoppage or interruption of production at our facilities, due to labor disputes, shortages of supplies or any other reason could materially and adversely affect our business, financial position, results of operations or cash flows. See Item 1, ''Business—Employees."

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

We provide pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible United States employees. As of September 30, 2019, we estimated that our pension plans were underfunded by approximately $35 million. The funded status represents five plans, all of which are frozen and do not accrue any additional service cost. As such, the funded status is primarily impacted by the performance of the underlying assets supporting the plan and changes in interest rates or other factors, which may trigger additional cash contributions. Our pension obligation is calculated annually and is based on several assumptions, including then-prevailing conditions, which may change from year to year. If in any year our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

As of September 30, 2019, we had goodwill of $186.2 million, intangible assets of $285.7 million, and other long-lived assets of $265.5 million. Goodwill and indefinite-lived intangible assets are not amortized and are subject to impairment testing at least annually. Future events, such as declines in our cash flow projections or customer demand, may cause impairments of our goodwill or long-lived assets based on factors such as the price of our common stock, projected cash flows, assumptions used, control premiums or other variables.

In addition, if we divest long-lived assets at prices below their asset value, we must write them down to fair value resulting in long-lived asset impairment charges, which could adversely affect our financial position or results of operations. For example, in fiscal 2015 we recorded asset impairments of $27.9 million primarily related to our announced Fence and Sprinkler exit. See Note 14, ''Goodwill and Intangible Assets'' to the accompanying consolidated financial statements included elsewhere in this Annual Report. We cannot accurately predict the amount and timing of any impairment of assets, and we may be required to recognize goodwill or other asset impairment charges which could materially and adversely affect our results of operations. See Item 8, “Financial Statements and Supplementary Data—Report of Independent Registered Public Accounting Firm—Critical Accounting Matter.”

We are subject to certain safety and labor risks associated with the manufacture and testing of our products.

As of September 30, 2019, we employed approximately 3,900 total full-time equivalent employees, a significant percentage of whom work at our 38 manufacturing facilities. Our business involves complex manufacturing processes and there is a risk that an accident resulting in property damage, personal injury or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test such products under rigorous conditions, which could potentially result in injury or death. The outcome of any personal injury, wrongful death or other litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith or negative effects on employee morale, could have a negative effect on our business, financial position, results of operations or cash flows. In addition, any accident could result in manufacturing or product delays, which could negatively affect our business, financial position, results of operations or cash flows. See Item 8, “Financial Statements and Supplementary Data—Report of Independent Registered Public Accounting Firm—Critical Accounting Matter.

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

While we currently maintain insurance coverage to address a portion of these types of liabilities, we cannot make assurances that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Further, while we intend to seek indemnification against potential liability for product liability claims from relevant parties, we cannot guarantee that we will be able to recover under any such indemnification agreements. Any claims that result in liability exceeding our insurance coverage and rights to indemnification by third parties could materially and adversely affect our business, financial position, results of operations or cash flows. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome. For example, certain of our subsidiaries have been named as defendants in product liability law suits claiming that our ABF II anti-microbial coated sprinkler pipe allegedly caused environmental stress cracking in chlorinated PVC pipe. See Note 17, ''Commitments and Contingencies'' to the accompanying consolidated financial statements included elsewhere in this Annual Report. An unsuccessful product liability defense could be highly costly and accordingly result in a decline in revenues and profitability.

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

Our use of contractual provisions, confidentiality procedures and agreements, and patent, trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. We have registered intellectual property (mainly trademarks and patents) in more than 84 countries. Because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in foreign countries as we would in the United States.

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

Our business operates and serves customers in certain foreign countries, including Australia, Belgium, Canada, China, New Zealand, Russia and the United Kingdom. There are certain risks inherent in doing business internationally, including:

•	economic volatility and sustained economic downturns;
•	difficulties in enforcing contractual and intellectual property rights;
•	currency exchange rate fluctuations and currency exchange controls;
•	import or export restrictions, sanctions and changes in trade regulations;
•	difficulties in developing, staffing, and simultaneously managing a number of foreign operations as a result of distance;
•	issues related to occupational safety and adherence to local labor laws and regulations;
•	potentially adverse tax developments;
•	longer payment cycles;
•	exposure to different legal standards;
•	political or social unrest, including terrorism;
•	risks related to government regulation and uncertain protection and enforcement of our intellectual property rights;
•	the presence of corruption in certain countries; and
•	higher than anticipated costs of entry.

One or more of these factors could materially and adversely affect our business, financial position, results of operations or cash flows.

Changes in foreign laws and legal systems could materially impact our business.

Evolving foreign laws and legal systems, including those that may occur as a result of the United Kingdom's likely withdrawal from the European Union ("Brexit") may adversely affect global economic and market conditions and could contribute to volatility in the foreign exchange markets.  Brexit may also adversely affect our revenues and could subject us to new regulatory costs and challenges, in addition to other adverse effects that we are unable to effectively anticipate. The effects of Brexit will depend on agreements, if any, the United Kingdom makes to retain access to markets in the European Union either during a transitional period or more permanently. Brexit creates an uncertain political and economic environment in the United Kingdom and potentially across other countries in the European Union for the foreseeable future, including while the terms of Brexit are being negotiated, and such uncertainties could impair or limit our ability to transact business in the European Union.

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

Because we depend on the creditworthiness of our customers, if the financial condition of our customers declines, our credit risk could increase. Significant contraction in our markets, coupled with tightened credit availability and financial institution underwriting standards, could adversely affect certain of our customers. Should one or more of our larger customers declare bankruptcy, it could adversely affect the collectibility of our accounts receivable, bad debt reserves and net income.

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

In connection with any acquisitions or joint ventures, we may acquire liabilities such as legal claims, including but not limited to third-party liability and other tort claims; claims for breach of contract; employment-related claims; environmental liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; liability for hazardous materials; or tax liabilities. If we acquire any of these liabilities and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. In addition, we may have to indemnify a counterparty in a divestiture for certain liabilities of the subsidiary or operations subject to the divestiture transaction. These liabilities, if they materialize, could materially and adversely affect our business, financial position, results of operations or cash flows.

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

We have operations in Australia, Belgium, Canada, China, New Zealand, Russia and the United Kingdom and sell our products in many additional countries. As we acquire additional businesses, we often become responsible for such businesses' prior violations of anti-corruption laws, if any. Our internal policies provide for compliance with all applicable anti-corruption laws for us, third-party representatives, distributors and our joint venture operations. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations in the future. Despite our training and compliance programs, we cannot assure you that our internal control policies and procedures always will protect us from unauthorized reckless or criminal acts committed by our employees, agents or joint venture partners. In the event that we believe or have reason to believe that our employees, agents or distributors have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As of September 30, 2019, we had approximately $851.4 million of total long-term consolidated indebtedness outstanding (including current portion) under AII's credit facilities ("Credit Facilities"), which consist of: (i) an asset-based credit facility ("ABL Credit Facility"); and (ii) the first lien term loan facility (the "First Lien Term Loan Facility"). As of September 30, 2019, AII had $301.9 million of available borrowing capacity under the ABL Credit Facility and there were no outstanding borrowings (excluding $10.5 million of letters of credit issued under the facility). Our indebtedness could have important consequences to you. Because of our indebtedness:

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the credit agreements governing the Credit Facilities do not fully prohibit our subsidiaries from incurring additional debt. If our subsidiaries are in compliance with certain coverage ratios set forth in the agreements governing the Credit Facilities, they may be able to incur substantial additional indebtedness, which may increase the risks created by our current indebtedness. Subject to certain conditions and without the consent of the then existing lenders, the loans under the First Lien Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to $235.0 million, plus an additional amount not to exceed specified coverage ratios. In addition, subject to certain conditions and without the consent of the then existing lenders, the loans under the ABL Credit Facility may be expanded by up to $100 million, and the credit agreements governing the Credit Facilities allow for up to $50.0 million of second lien facilities, plus an additional amount not to exceed a specified leverage ratio. As of September 30, 2019, we were able to borrow an additional $301.9 million under the ABL Credit Facility.

Increases in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

A significant portion of our outstanding indebtedness bears interest or will bear interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially and adversely affect our business, financial position, results of operations or cash flows. As of September 30, 2019, LIBOR exceeded 1.00%; therefore, each one percentage point change in interest rates would have resulted in a change of approximately $8.6 million in the annual interest expense on the First Lien Term Loan Facility. As of September 30, 2019, assuming availability was fully utilized, each one percentage point change in interest rates would have resulted in a change of approximately $3.3 million in annual interest expense on the ABL Credit Facility. Additionally, if the ABL Credit Facility were fully utilized, the margin we pay on borrowings would increase by 0.50% from the current level and we would incur additional interest expense of $1.6 million. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our indebtedness, thereby affecting our profitability.

Further, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or compelling banks to submit rates for the calculation of LIBOR rates after 2021 (“FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021 and, based on the foregoing, it appears likely that LIBOR will be discontinued or modified by 2021. It is not possible to predict the effect the FCA Announcement, any discontinuation, modification or other reforms to LIBOR or the establishment of alternative reference rates may have on LIBOR. Furthermore, the use of alternative reference rates or other reforms could adversely affect the interest rates payable under our current and/or future indebtedness bearing interest at variable rates.

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

Atkore International Group Inc. ("AIG"), AII, and AIH are each holding companies, and as such they have no independent operations or material assets other than ownership of equity interests in their respective subsidiaries. AIG, AII and AIH each depend on their respective subsidiaries to distribute funds to them so that they may pay obligations and expenses, including satisfying obligations with respect to indebtedness. Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness depends on the financial and operating performance of our subsidiaries and their ability to make distributions and dividends to us, which, in turn, depends on their results of operations, cash flows, cash requirements, financial position and general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control.

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
In February 2019, the Company announced that its board of directors had approved a share repurchase program for the repurchase of up to an aggregate amount of $50 million of the Company’s common stock. We expect that share repurchases under the program will be funded with cash on hand. The amount and timing of share repurchases will be based on a variety of factors. Important factors that could cause the Company to limit, suspend or delay its share repurchases include unfavorable trading market conditions, the price of the Company's common stock, the nature of other investment opportunities presented to us from time to time, the ability to obtain financing at attractive rates and the availability of U.S. cash. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

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

Our third amended and restated certificate of incorporation (“amended and restated certificate of incorporation”)
and our third amended and restated by-laws, ("amended and restated by-laws") include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by-laws collectively:

•	authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•
provide for a classified board of directors until the 2022 annual meeting, which divides our board of directors into three classes, with members of each class serving staggered three-year terms, except that those directors elected at the 2020 and 2021 annual meetings will be elected for one-year terms, which prevents stockholders from electing an entirely new board of directors at an annual meeting until the 2022 annual meeting;

•	limit the ability of stockholders to remove directors;

•	provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;

•	prohibit stockholders from calling special meetings of stockholders;

•	prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of stockholders; and

•	establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in owned premises at 16100 South Lathrop Avenue, Harvey, Illinois. We and our operating companies own and lease a variety of facilities, principally in the United States, for manufacturing, distribution and light assembly. Our manufacturing, distribution and assembly centers are strategically located to optimize route efficiency, market coverage and overhead. The following chart identifies the number of owned and leased facilities used by each of our reportable segments as of September 30, 2019. We believe that these facilities, when considered with our corporate headquarters, offices and warehouses are suitable and adequate to support the current needs of our business.

Reportable Segment	Owned Facilities	Leased Facilities
Electrical Raceway	10	36
Mechanical Products & Solutions	7	12
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

Item 3. Legal Proceedings

See Note 17, ''Commitments and Contingencies'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market Prices

Shares of our common stock have traded on the NYSE under the symbol ATKR since June 10, 2016.

** Assumes $100 invested on June 10, 2016 in stock or index, including reinvestment of dividends.

The following group of 10 public companies represents the Company's peer group:

•	nVent Electric plc	•	Eaton Corp. Plc
•	Schneider Electric SE	•	Hubbell Incorporated Class B
•	ABB Ltd. Sponsored ADR	•	Littelfuse, Inc.
•	Acuity Brands	•	Legrand SA
•	AZZ Inc.	•	Cornerstone Building Brands, Inc.

Holders

As of November 18, 2019, there was one stockholder of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Issuer Purchases of Equity Securities

The following table shows our purchases of our common stock during fiscal 2019, 2018 and 2017 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
August 1, 2017 - August 31, 2017	80.9	$16.49	80.9	$73,666
September 1, 2017 - September 30, 2017	700.5	$17.95	700.5	$61,092
October 1, 2017 - October 31, 2017	89.6	$18.91	89.6	$59,398
November 1, 2017 - November 30, 2017	260.3	$18.99	260.3	$54,455
December 1, 2017 - December 31, 2017	1.8	$20.49	1.8	$54,418
February 1, 2018 - February 28, 2018	17,225.5	$21.77	17,225.5	$54,418
March 1, 2018 - March 31, 2018	6.4	$19.50	6.4	$54,293
May 1, 2018 - May 31, 2018	1,333.1	$20.81	1,333.1	$26,551
June 1, 2018 - June 30, 2018	25.5	$20.95	25.5	$26,017
July 1, 2018 - July 31, 2018	77.9	$20.90	77.9	$24,389
December 1, 2018 - December 28, 2018	1,229.8	$19.85	1,229.8	$50,000
Total	21,031.3		21,031.3

(1) On February 5, 2019, the board of directors approved a share repurchase program, under which the Company may repurchase up to $50.0 million of its outstanding common stock. As of September 30, 2019, there were $50.0 million of authorized repurchases remaining. The share repurchase program will be funded from our available cash balances. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be terminated at any time at our discretion.

In August 2017, the Company announced that its board of directors had approved a share repurchase program for the repurchase of up to an aggregate amount of $75 million of the Company’s common stock. In January 2018, the Company announced a stock repurchase transaction whereby the Company agreed to repurchase from the CD&R Investor, a related party, approximately 17.2 million shares of the Company's common stock, par value $0.01 per share, at a per share price equal to $21.77, for a total purchase price of $375 million, subject to the terms and conditions set forth in the stock purchase agreement. As of September 30, 2019, there were no authorized repurchases remaining under this plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information, as of September 30, 2019, about the amount of common shares to be issued upon the exercise of outstanding options, performance share options ("PSUs") and restricted stock units ("RSUs") granted under the Omnibus Incentive Plan ("Omnibus Incentive Plan").

	Equity Compensation Plan Information
(share amounts in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in (1))
	(1)
Equity compensation plans approved by shareholders	2,965	$12.94	1,847
Equity compensation plans not approved by shareholders	—	—	—
Total	2,965	$12.94	1,847

(1) Includes 1,836 stock options, 455 PSUs and 674 RSUs granted to officers pursuant to the Omnibus Incentive Plan. Shares underlying RSUs and PSUs are deliverable without payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted-average exercise price of outstanding options. PSUs are reflected at the target level of performance. For a description of the Omnibus Incentive Plan, see Note 6, ''Stock Incentive Plan'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in fiscal 2019.

Item 6. Selected Financial Data

The following tables set forth selected historical financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of September 30, 2019 and September 30, 2018 and for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The selected historical consolidated financial data as of September 30, 2017, September 30, 2016 and September 25, 2015 and for the years ended September 30, 2016 and September 25, 2015 have been derived from our audited consolidated financial statements and related notes not included in this Annual Report. The selected financial data presented below should be read in conjunction with Item 7, ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the consolidated financial statements and related notes included in Item 8, ''Financial Statements and Supplementary Data'' of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period.

(in thousands, except per share data)	September 30, 2019 (1)	September 30, 2018 (2)	September 30, 2017 (3)	September 30, 2016	September 25, 2015 (4)
Statement of Operations Data:
Net sales	$1,916,538	$1,835,139	$1,503,934	$1,523,384	$1,729,168
Net income (loss)	$139,051	$136,645	$84,639	$58,796	$(4,955)
Net income (loss) per share
Basic	$2.91	$2.59	$1.33	$0.94	$(0.08)
Diluted	$2.83	$2.48	$1.27	$0.94	$(0.08)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$123,415	$126,662	$45,718	$200,279	$80,598
Total assets	$1,436,995	$1,324,060	$1,215,092	$1,164,568	$1,113,799
Long-term obligations	$916,525	$929,254	$642,384	$702,500	$747,024
Total equity	$232,936	$122,059	$360,871	$257,246	$156,277
Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$209,694	$145,703	$121,654	$156,646	$141,073
Investing activities	$(133,101)	$2,514	$(205,833)	$(12,895)	$(46,641)
Financing activities	$(78,180)	$(65,931)	$(67,760)	$(23,908)	$(44,106)
Other Financial Data:
Capital expenditures	$34,860	$38,501	$25,122	$16,830	$26,849

(1)
Includes results of operations of Verkogan, US Tray, Flytec and Cor-Tek from October 1, 2018, June 3, 2019, August 12, 2019 and August 21,2019, respectively. See Note 3, "Acquisitions" to our audited consolidated financial statements included elsewhere in this Annual Report.

(2)
Includes results of operations of Cii from January 8, 2018. See Note 2, "Acquisitions" to our audited consolidated financial statements included elsewhere in this Annual Report. Includes results of operations of FlexHead until March 30, 2018. See Note 4, "Divestitures" to our audited consolidated financial statements included elsewhere in this Annual Report.

(3)
Includes results of operations of Marco, Flexicon and Calpipe from May 18, 2017, September 1, 2017, and September 29, 2017 respectively. See Note 3, "Acquisitions" to our audited consolidated financial statements included elsewhere in this Annual Report.

(4)	Includes results of operations of American Pipe & Plastics, Inc., or "APPI," and Steel Components, Inc., or "SCI," from October 20, 2014 and November 17, 2014, respectively.

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

The following factors may affect our results of operations in any given period:

Economic Conditions. Our business depends on demand from customers across various end markets, including wholesale distributors, OEMs, retail distributors and general contractors. Our products are primarily used by trade contractors in the construction and renovation of non-residential structures such as commercial office buildings, healthcare facilities and manufacturing plants. In fiscal 2019, 88% of our net sales were to customers located in the United States. As a result, our business is heavily dependent on the health of the United States economy, in general, and on United States non-residential construction activity, in particular. A stronger United States economy and robust non-residential construction generally increase demand for our products.

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

Working Capital. Our working capital requirements are impacted by our operational activities. Our inventory levels may be impacted from time to time, due to delivery lead times from our suppliers. We are typically obligated to pay for our raw material purchases within 10 and 30 days of their receipt, while we typically receive payment 30 to 60 days from the point we have satisfied the related performance obligation to the customer. Our average working capital days during fiscal 2019 was 66 days.

Seasonality. In a typical year, our operating results are impacted by seasonality. Historically, sales of our products have been higher in the third and fourth quarters of each fiscal year due to favorable weather for construction-related activities.

Recent Acquisitions. In addition to our organic growth, we have transformed the Company through acquisitions in recent years, allowing us to expand our product offerings with existing and new customers. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), the results of our acquisitions are reflected in our financial statements from the date of each acquisition forward.

Our acquisition strategy has focused primarily on growing market share by complementing our existing portfolio with synergistic products and expanding into end-markets that we have not previously served. In total, we have invested $285 million in acquisitions since 2017.

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

On September 1, 2017, we acquired Flexicon Limited ("Flexicon"), a leading global manufacturer of metallic and non-metallic flexible cable protection systems that holds many international and market product approvals and serves the industrial, commercial and infrastructure sectors in more than 55 countries.

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

On October 1, 2018, we acquired Vergokan International NV ("Vergokan"), a leading manufacturer of cable tray and cable ladder systems, underfloor installations and industrial floor trunking that serves industrial, power and energy, commercial and infrastructure sectors in more than 45 countries.

On June 3, 2019, we acquired the assets of United Structural Products, LLC. ("U.S. Tray"), a manufacturer of welded aluminum and engineered-to-order cable trays.

On August 12, 2019 we acquired Flytec Systems Ltd. ("Flytec"), a manufacturer of metal surface trunking, including IP4X, perimeter systems, pedestal boxes, as well as underfloor installations and industrial floor trunking.

On August 21, 2019 we acquired Rocky Mountain Colby Pipe ("Cor-Tek"), a manufacturer of PVC conduit for electrical applications considered a leading innovator in cellular core extrusion technology.

We expect to continue to pursue synergistic acquisitions as part of our growth strategy to expand our product offerings.
See Note 3, ''Acquisitions'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

In 2015, we exited Fence and Sprinkler, two product lines that did not align with our long-term vision due to limited product differentiation, exposure to significant import competition, ongoing price pressure due to overcapacity in the market and having different channels to market than our Electrical Raceway and MP&S segments. In conjunction with the exit from Fence and Sprinkler, we evaluated the viability of a Philadelphia, Pennsylvania manufacturing facility and determined that significant investment would be required to bring that facility to an acceptable level of operation. Given our ability to shift ongoing production capacity from that facility to other existing facilities, we closed this facility in the first quarter of fiscal 2016. Neither Fence nor Sprinkler constituted a component and did not require presentation as discontinued operations. On March 30, 2018, we sold the assets of FlexHead Industries, Inc. and SprinkFLEX, LLC (together "Flexhead"). See Note 4, ''Divestitures'' and Note 7, ''Restructuring Charges'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Foreign Currencies. In fiscal 2019, approximately 12% of our net sales came from customers located outside the United States, most of which were foreign currency sales denominated in British pounds sterling, European euros, Canadian dollars, Australian dollars, Chinese yuan, Russian rubles and New Zealand dollars. The functional currency of our operations outside the United States is generally the local currency. Assets and liabilities of our non-U.S. subsidiaries are translated into United States dollars using period-end exchange rates. Foreign revenue and expenses are translated at the monthly average exchange rates in effect during the period. Foreign currency translation adjustments are included as a component of other comprehensive income (loss) within our statements of comprehensive income. See "Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk."

See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Emerging Industry Trends. In addition to United States GDP and non-residential construction starts, there are emerging industry trends that we believe will drive further demand for our products. These include new building technologies which enhance facility management, such as automation and LED lighting systems, as well as the rapid expansion of certain non-residential construction categories, for example, data centers. In recent years, technological advancements aimed at improving facility management have been driven by a number of factors, including integration and interoperability, the proliferation of the Internet and associated increases in data and power requirements and a desire to reduce costs through improved energy efficiency, lighting systems and operating effectiveness. We believe that these trends will drive greater needs for electrical capacity and circuitry, increasing the demand for many of our products. We also target high growth end-markets that are projected to experience rapid growth and to drive demand for our products, including our framing and support products. Based on third-party data, growth in the data center construction market in the United States is forecast to grow at a compound annual growth rate ("CAGR") of 4.2% between 2017 and 2023 and, between 2017 and 2022, the building lighting control systems market in the United States is forecast to grow at a CAGR of 5.9%, while the LED lighting market in North America is forecast to grow at a CAGR of 12% between 2018 and 2022.

Reportable Segments

We operate our business through two operating segments which are also our reportable segments: Electrical Raceway and MP&S. Our operating segments are organized based on primary market channel and, in most instances, the end use of products. We review the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance on the basis of net sales and Adjusted EBITDA. Segment Adjusted EBITDA is the sum of income (loss) from operations before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, gain (loss) on extinguishment of debt, restructuring and impairments, stock-based compensation, certain legal matters, consulting fees, transaction costs, gain on sale of joint venture and other items, such as inventory reserves and adjustments, release of indemnified uncertain tax positions, the impact of foreign exchange gains or losses and the impact from the Fence and Sprinkler exit. See Note 20, ''Segment Information'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Fiscal Periods

The Company has a fiscal year that ends on September 30. The Company's fiscal quarters end on the last Friday in December, March and June.

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

Results of Operations

Fiscal 2019 Compared to Fiscal 2018

The results of operations for the fiscal years ended September 30, 2019 and September 30, 2018 were as follows:

	Fiscal year ended
($ in thousands)	September 30, 2019	September 30, 2018	Change ($)	Change (%)
Net sales	$1,916,538	$1,835,139	$81,399	4.4%
Cost of sales	1,419,338	1,397,055	22,283	1.6%
Gross profit	497,200	438,084	59,116	13.5%
Selling, general and administrative	240,660	226,282	14,378	6.4%
Intangible asset amortization	32,876	32,104	772	2.4%
Operating income	223,664	179,698	43,966	24.5%
Interest expense, net	50,473	40,694	9,779	24.0%
Other income, net	(11,478)	(27,348)	15,870	(58.0)%
Income before income taxes	184,669	166,352	18,317	11.0%
Income tax expense	45,618	29,707	15,911	53.6%
Net income	$139,051	$136,645	$2,406	1.8%

Net sales

Change (%)
Volume	1.4%
Average selling prices	0.9%
Foreign exchange	(0.5)%
Acquisitions/Divestitures	2.6%
Net sales	4.4%

Net sales for fiscal 2019 increased $81.4 million to $1,916.5 million, an increase of 4.4%, compared to $1,835.1 million for fiscal 2018. Net sales increased $46.8 million due to higher sales resulting from the 2019 acquisitions, net of a decrease of $9.4 million resulting from the divestiture of Flexhead. Additionally, net sales increased $24.8 million from higher sales volumes primarily in the Electric Raceway segment. Net sales also increased by $16.8 million due to higher average selling prices resulting from higher market prices for all product categories primarily in the Mechanical Products & Solutions segment.

Cost of sales

Change (%)
Volume	1.2%
Average input costs	(3.4)%
Foreign exchange	(0.4)%
Acquisitions/Divestitures	2.7%
Other	1.5%
Cost of sales	1.6%

Cost of sales increased $22.3 million, or 1.6%, to $1,419.3 million for fiscal 2019 compared to $1,397.1 million for fiscal 2018. The increase was primarily due to additional costs of $38.3 million resulting from the 2019 acquisitions, net of the reduction of costs resulting from the FlexHead divestiture of $6.3 million. Additionally, the increase was due to inventory adjustments related to changes in market prices of $9.8 million as well as volume increases of $17.2 million and higher freight costs of $8.0 million. These increases were partially offset by $48.0 million of lower material input costs primarily driven by lower steel costs.

Selling, general and administrative

Selling, general and administrative expenses increased $14.4 million, or 6.4%, to $240.7 million for fiscal 2019 compared to $226.3 million for fiscal 2018. The increase was primarily due to additional selling, general and administrative costs of $5.9 million resulting from the 2019 acquisitions and $4.8 million of increased spending on productivity initiatives and growth investments, partially offset by a $2.8 million decrease in stock-based compensation expense driven by higher forfeitures.

Intangible asset amortization

Intangible asset amortization expense increased $0.8 million, or 2.4%, to $32.9 million for fiscal 2019 compared to $32.1 million for fiscal 2018 due to the 2019 acquisitions, partially offset by the sale of the assets of FlexHead. See Note 3, ''Acquisitions'' and Note 4, ''Divestitures'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Interest expense, net

Interest expense, net, increased $9.8 million, or 24.0% to $50.5 million for fiscal 2019, compared to $40.7 million for fiscal 2018. The increase is primarily due to our debt refinancing transactions on February 2, 2018, which resulted in additional borrowings of $425.0 million. See Note 15, ''Debt'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Other income, net

Other income, net decreased $15.9 million, or 58.0%, to income of $11.5 million for fiscal 2019, compared to income of $27.3 million for fiscal 2018, primarily due to the prior year gain on the sale of FlexHead of $27.6 million versus the $7.4 million of income generated from a bargain purchase gain on the acquisition of Cor-Tek in fiscal 2019. This decrease is partially offset by gains from undesignated foreign currency derivative instruments of $5.4 million in fiscal 2019 versus gains of $0.1 million in fiscal 2018. See Note 3, ''Acquisitions'', Note 4, ''Divestitures'' and Note 8, ''Other Income, net'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Income tax expense

Income tax expense increased $15.9 million to $45.6 million, compared to $29.7 million for fiscal 2018. The Company's income tax rate increased to 24.7% for fiscal 2019, compared to 17.9% for fiscal 2018. The increase in the effective tax rate was primarily due to the increase of state income tax expense, the prior year tax benefits related to the remeasurement of the deferred tax liabilities as a result of the TCJA and the Section 199 deduction, and a larger prior year net tax benefit from the release of indemnified tax positions and exercise of stock options. See Note 9, ''Income Taxes'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Segment results

Electrical Raceway

	Fiscal year ended
($ in thousands)	September 30, 2019	September 30, 2018	Change ($)	Change (%)
Net sales	$1,443,493	$1,366,611	$76,882	5.6%
Adjusted EBITDA	292,585	255,260	37,325	14.6%
Adjusted EBITDA Margin	20.3%	18.7%

Net sales

Change (%)
Volume	2.0%
Foreign exchange	(0.5)%
Acquisitions/Divestitures	4.1%
Net sales	5.6%

Net sales increased $76.9 million, or 5.6%, to $1,443.5 million for fiscal 2019 compared to $1,366.6 million for fiscal 2018. Net sales increased by $56.2 million due to higher sales resulting from the acquisitions during fiscal 2019. Additionally, net sales increased $26.9 million due to higher sales volumes primarily within the flexible electrical and PVC electrical conduit and fittings product categories.

Adjusted EBITDA

Adjusted EBITDA increased $37.3 million, or 14.6%, to $292.6 million for fiscal 2019 compared to $255.3 million for fiscal 2018. The increase was largely due to $15.0 million of incremental income from higher sales, operational efficiencies of $12.5 million and $7.3 million of incremental income resulting from the 2019 acquisitions.

Mechanical Products & Solutions

	Fiscal year ended
($ in thousands)	September 30, 2019	September 30, 2018	Change ($)	Change (%)
Net sales	$474,260	$470,153	$4,107	0.9%
Adjusted EBITDA	$70,040	$51,339	$18,701	36.4%
Adjusted EBITDA Margin	14.8%	10.9%

Net sales

Change (%)
Volume	(0.5)%
Average selling prices	3.4
Divestitures	(2.0)
Net sales	0.9%

Net sales increased $4.1 million, or 0.9%, to $474.3 million for fiscal 2019 compared to $470.2 million for fiscal 2018. The increase was primarily due to higher average selling prices driven by higher market prices for all product categories of $16.2 million, partially offset by a reduction of $9.4 million due to the sale of FlexHead in the second quarter of fiscal 2018 as well as a reduction of $2.5 million from lower sales volumes primarily within the mechanical pipe product category.

Adjusted EBITDA

Adjusted EBITDA increased $18.7 million, or 36.4%, to $70.0 million for fiscal 2019 compared to $51.3 million for fiscal 2018. Adjusted EBITDA increased primarily due to higher gross profit of $15.0 million and $3.8 million of operational efficiencies, partially offset by a reduction of $1.9 million due to the sale of FlexHead in the second quarter of fiscal 2018.

Fiscal 2018 Compared to Fiscal 2017

The results of operations for the fiscal years ended September 30, 2018 and September 30, 2017 were as follows:

	Fiscal year ended
($ in thousands)	September 30, 2018	September 30, 2017	Change ($)	Change (%)
Net sales	$1,835,139	$1,503,934	$331,205	22.0%
Cost of sales	1,397,055	1,142,664	254,391	22.3%
Gross profit	438,084	361,270	76,814	21.3%
Selling, general and administrative	226,282	182,910	43,372	23.7%
Intangible asset amortization	32,104	22,407	9,697	43.3%
Operating income	179,698	155,953	23,745	15.2%
Interest expense, net	40,694	26,598	14,096	53.0%
Loss on extinguishment of debt	—	9,805	(9,805)	*
Other income, net	(27,348)	(6,575)	(20,773)	315.9%
Income before income taxes	166,352	126,125	40,227	31.9%
Income tax expense	29,707	41,486	(11,779)	(28.4)%
Net income	$136,645	$84,639	$52,006	61.4%

Net sales

Change (%)
Volume	3.4%
Average selling prices	11.0%
Foreign exchange	0.4%
Acquisitions/Divestitures	7.2%
Net sales	22.0%

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

Cost of sales

Change (%)
Volume	3.8%
Average input costs	8.1%
Foreign exchange	0.4%
Acquisitions/Divestitures	5.9%
Other	4.1%
Cost of sales	22.3%

Cost of sales increased $254.4 million, or 22.3% to $1,397.1 million for fiscal 2018 compared to $1,142.7 million for fiscal 2017. Cost of sales primarily increased due to higher average input costs of steel and copper of $92.5 million. Additionally, cost of sales increased $73.9 million due to the acquisitions of Marco, Flexicon, and Calpipe during fiscal 2017 and Cii during fiscal 2018, partially offset by a decrease in cost of sales of $6.6 million resulting from the divestiture of Flexhead. Cost of sales also increased $43.7 million due to higher volume of products primarily from the mechanical pipe and metal framing and fittings product categories sold within the Mechanical Products & Solutions segment. Lastly, cost of sales increased due to higher other cost of sales related to freight costs of $33.4 million resulting from a tighter freight market.

Selling, general and administrative

Selling, general and administrative expenses increased $43.4 million, or 23.7% to $226.3 million for fiscal 2018 compared to $182.9 million for fiscal 2017. The Company had $26.0 million in additional expenses due to the acquisitions of Marco, Flexicon, and Calpipe during fiscal 2017 and Cii during fiscal 2018, partially offset by a decrease in expenses of $1.5 million resulting from the divestiture of Flexhead. Incentive-based compensation and stock-based compensation expense increased $9.9 million and $1.9 million, respectively during fiscal 2018 compared to fiscal 2017, due to stronger operating results, additional grants in fiscal 2018, and the modification of a key executive's awards. Additionally, the Company recorded $5.0 million of higher commissions expense due to the increase in sales volume compared to the prior year. The increase in expense is partially offset by the $7.2 million pre-tax reversal of expense related to the Antidumping Duty Order for Malleable Iron Pipe Fittings.

Intangible asset amortization

Intangible asset amortization expense increased $9.7 million, or 43.3% to $32.1 million for fiscal 2018 compared to $22.4 million for fiscal 2017 due to the acquisitions of Marco, Flexicon, and Calpipe during fiscal 2017 and Cii during fiscal 2018.

Interest expense, net

Interest expense, net, increased $14.1 million, or 53.0% to $40.7 million for fiscal 2018, compared to $26.6 million for fiscal 2017. The increase is primarily due to our debt refinancing transactions on February 2, 2018, which resulted in additional borrowings of $425.0 million. The Company used the proceeds to 1) repurchase approximately 17.2 million shares of common stock from CD&R Allied Holdings, L.P. ("the CD&R Investor") for a total purchase price of approximately $375 million, 2) repay $42.0 million of outstanding loans under the ABL Credit Facility and 3) pay $5.8 million in related fees and expenses. See Note 15, ''Debt'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Loss on extinguishment of debt

The Company recorded a loss on the extinguishment of debt of $9.8 million during September 30, 2017 related to the December 22, 2016 debt refinancing transaction. See Note 15, ''Debt'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Other income, net

On March 30, 2018, the Company sold the assets of FlexHead Industries, Inc. and SprinkFLEX, LLC (together "Flexhead"). The Company recognized a pre-tax gain of $27.6 million. During fiscal 2017, we recognized a pre-tax gain of $5.8 million on the sale of the minority ownership share in Abahsain-Cope Saudi Arabia Ltd. when transfer of ownership was completed. See Note 4, ''Divestitures'' and Note 8, ''Other Income, net'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Income tax expense

Income tax expense decreased $11.8 million, to $29.7 million, compared to $41.5 million for fiscal 2017. The Company's income tax rate decreased to 17.9% for fiscal 2018, compared to 32.9% for fiscal 2017. The decrease in the effective tax rate was primarily due to the reduction of the federal statutory rate from 35% to 21% as a result of the enactment of new tax legislation, TCJA, on December 22, 2017, the remeasurement of the deferred tax liabilities as a result of the TCJA, and a net tax benefit from the release of indemnified tax positions. See Note 9, ''Income Taxes'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Segment results

Electrical Raceway

	Fiscal year ended
($ in thousands)	September 30, 2018	September 30, 2017	Change ($)	Change (%)
Net sales	$1,366,611	$1,094,783	$271,828	24.8%
Adjusted EBITDA	255,260	189,351	65,909	34.8%
Adjusted EBITDA Margin	18.7%	17.3%

Net sales

Change (%)
Volume	0.5%
Average selling prices	13.0%
Foreign exchange	0.5%
Acquisitions	10.8%
Net sales	24.8%

Net sales increased $271.8 million, or 24.8%, to $1,366.6 million for fiscal 2018 compared to $1,094.8 million for fiscal 2017. The increase was primarily due to increased average market prices for Metal and PVC electrical conduit and fittings product categories and the pass-through impact of higher average input costs of steel, copper, and freight of $142.3 million. Additionally, net sales increased $118.5 million resulting from acquisitions during fiscal 2018 and fiscal 2017.

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

Mechanical Products & Solutions

	Fiscal year ended
($ in thousands)	September 30, 2018	September 30, 2017	Change ($)	Change (%)
Net sales	$470,153	$410,532	$59,621	14.5%
Adjusted EBITDA	$51,339	$63,687	$(12,348)	(19.4)%
Adjusted EBITDA Margin	10.9%	15.5%

Net sales

Change (%)
Volume	11.2%
Average selling prices	5.7%
Divestiture	(2.4)%
Net sales	14.5%

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

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $123.4 million as of September 30, 2019, of which $45.4 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company's intention to permanently reinvest such income were to change and cash was repatriated to the United States. Our cash and cash equivalents decreased $3.2 million from September 30, 2018, primarily as a result of the increase in acquisitions and debt repayments, partially offset by cash flows from operations.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund our operational needs. As of September 30, 2019, there were no outstanding borrowings under the ABL Credit Facility (excluding $10.5 million of standby letters of credit issued under the ABL Credit Facility). The borrowing base was estimated to be $312.4 million and approximately $301.9 million was available under the ABL Credit Facility as of September 30, 2019.

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

The agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries, including AII, to pay dividends, make loans or otherwise transfer assets from AII and, in turn, to us. Further, AII's subsidiaries are permitted under the terms of the Credit Facilities to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to AII and, in turn, to us. The First Lien Term Loan Facility requires AII to meet a certain consolidated coverage ratio on an incurrence basis in connection with additional indebtedness. The ABL Credit Facility contains limits on additional indebtedness based on various conditions for incurring the additional debt. AII has been in compliance with the covenants under the agreements for all periods presented. See Note 15, ''Debt'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Cash Flows

The table below summarizes cash flow information derived from our statements of cash flows for the fiscal years ended September 30, 2019 and September 30, 2018.

	Fiscal year ended
(in thousands)	September 30, 2019	September 30, 2018	Change ($)	Change (%)
Cash flows provided by (used in):
Operating activities	$209,694	$145,703	$63,991	43.9%
Investing activities	(133,101)	2,514	(135,615)	(5,394.4)%
Financing activities	(78,180)	(65,931)	(12,249)	18.6%

Operating activities

During fiscal 2019, operating activities provided $209.7 million of cash, compared to $145.7 million during fiscal year 2018. The $64.0 million increase was primarily due to improved operating income of $44.0 million and working capital improvements of $31.0 million, see "Results of Operations," as well as lower spending on working capital driven by improved collections as well as reduced purchases of inventory at lower prices.

Investing activities

During fiscal 2019, we used $133.1 million of cash for investing activities compared to $2.5 million provided by investing activities during fiscal 2018. The $135.6 million increase in cash used by investing activities is due primarily to $98.0 million in cash used for acquisitions in fiscal 2019 compared to $3.5 million in fiscal 2018 as well as the cash received from the sale of a business in fiscal 2018 of $42.6 million.

Financing Activities

During fiscal 2019, we used $78.2 million for financing activities compared to $65.9 million during fiscal 2018. The $12.2 million increase was due to the decrease in borrowings net of repayments of $392.8 million, which includes the voluntary accelerated prepayment of $40.0 million on our First Lien Term Loan Facility in the fourth quarter of fiscal 2019. Additionally, there was the incremental decrease in issuance of common stock of $12.7 million in fiscal 2019 compared to fiscal 2018, partially offset by a decrease in share repurchases of $387.4 million in fiscal 2019 compared to fiscal 2018.

The table below summarizes cash flow information derived from our statements of cash flows for the fiscal years ended September 30, 2018 and September 30, 2017.

	Fiscal year ended
(in thousands)	September 30, 2018	September 30, 2017	Change ($)	Change (%)
Cash flows provided by (used in):
Operating activities	$145,703	$121,654	24,049	19.8%
Investing activities	2,514	(205,833)	208,347	(101.2)%
Financing activities	(65,931)	(67,760)	1,829	(2.7)%

Operating activities

During fiscal 2018, operating activities provided $145.7 million of cash, compared to $121.7 million during fiscal year 2017. The $24.0 million increase was primarily due to improved operating income of $23.7 million, see "Results of Operations".

Investing activities

During fiscal 2018, investing activities provided $2.5 million compared to $205.8 million during fiscal 2017. The $208.3 million increase in cash used for investing activities is due primarily to a reduction of $180.5 million in cash used in acquisitions in fiscal 2018 compared to 2017, and the cash received for the sale of the assets of Flexhead of $42.6 million in fiscal 2018 compared to fiscal 2017, and partially offset by the increase of $13.4 million in capital expenditures in fiscal 2018 compared to fiscal 2017. Capital expenditures represent enhancements to our IT infrastructure, manufacturing and distribution operations as well as replacement of our existing equipment and facilities.

Financing Activities

During fiscal 2018, we used $65.9 million for financing activities compared to $67.8 million in fiscal 2017. The $1.8 million increase was due to the increase in borrowings net of repayments of $393.4 million in fiscal 2018 and the incremental issuance of common stock of $7.9 million fiscal 2018 compared to fiscal 2017, partially offset by our incremental share repurchase of $397.8 million in fiscal 2018 compared to fiscal 2017.

Contractual Obligations

The following table presents our contractual obligations and commitments as of September 30, 2019.

($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
First Lien Term Loan Facility due December 22, 2023	$—	$—	$852,120	$—	$852,120
Interest payments (a)	43,433	84,453	50,830	—	178,716
Purchase commitments (b)	97,011	2,237	—	—	99,248
Operating lease obligations	13,526	20,258	11,459	6,938	52,181
Total (c)	$153,970	$106,948	$914,409	$6,938	$1,182,265

(a) Interest expense is estimated based on outstanding loan balances assuming principal payments are made according to the payment schedule and interest rates as of September 30, 2019 (4.86% for the First Lien Term Loan Facility).

(b) Represents purchases of raw materials in the normal course of business for which all significant terms have been confirmed.
(c) As of September 30, 2019, we had $5.0 million of income tax liability, gross unrecognized tax benefits of $0.7 million and gross interest and penalties of $0.1 million. Of these amounts, $3.7 million is classified as a non-current liability in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing for such payments in future years; therefore, such amounts have been excluded from the above contractual obligations table.

The ABL Credit Facility provides for a five-year senior secured revolving credit facility of up to $325.0 million. As of September 30, 2019, there were no borrowings under the ABL Credit Facility. We have the ability to continually refinance amounts drawn on the ABL Credit Facility through its maturity on December 22, 2021, subject to borrowing base limitations.

The projected company pension contributions for fiscal 2020 is $2.1 million.

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

The Company has certain arrangements that require it to estimate at the time of sale the amounts of variable consideration that should not be recorded as revenue as certain amounts are not expected to be collected from customers, as well as an estimate of the value of products to be returned. The Company principally relies on historical experience, specific customer agreements, and anticipated future trends to estimate these amounts at the time of sale and to reduce the transaction price. These arrangements include sales discounts and allowances, volume rebates, and returned goods. Historically, adjustments related to these estimates have not been material.

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

We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carry-forwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. See Note 9, ''Income Taxes'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Pension and Postretirement Benefits

Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The following table summarizes the impact of a 50 basis point increase of these assumptions on our operating income for fiscal 2019:

(in millions)	50 Basis Point Change
Discount rate	$(0.2)
Return on assets	$0.5

See Note 5, ''Postretirement Benefits'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Long-Lived Asset, Indefinite-Lived Intangible Assets and Goodwill Impairments

Goodwill and other intangible assets primarily result from business acquisitions. The Company assesses the recoverability of goodwill and indefinite-lived trade names on an annual basis in accordance with Accounting Standards Codification ("ASC") 350 "Intangibles - Goodwill and Other." The measurement date is the first day of the fourth fiscal quarter, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or the respective indefinite-lived trade name is less than the carrying value. The Company can elect to perform a quantitative or qualitative test of impairment.

For fiscal 2019 and fiscal 2018, the Company performed a quantitative impairment assessment for goodwill. The Company calculated the fair value of its six reporting units considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) a market approach using a transaction analysis.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the guideline public company method is determined for each unit by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and EBITDA margins, as well as the perceived risk associated with those forecasts, along with selecting representative market multiples. Fair value under the guideline public company method is determined for each unit by applying market multiples for comparable public companies to the unit’s financial results. Fair value under the transactional analysis is determined based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the guideline public company method and the transactional analysis calculations are the assumptions used in determining the reporting unit's comparable public companies, comparable transactions and the selection of the market multiples.

For fiscal 2017, the Company determined through qualitative assessment ("Step 0") that it was not “more likely than not” that the fair values of its reporting units were less than their carrying values; as a result, the Company was not required to perform the quantitative impairment test.

The Company did not record any goodwill impairments in fiscal 2019, 2018 or 2017. As of September 30, 2019, the fair values of the reporting units exceeded their respective carrying amount by 10% or more. A 10% decrease in the discounted cash flows utilized in Step 1 for each of the reporting units would not have changed our determination that the fair value of each reporting unit was in excess of its carrying value.

As noted above, ASC 350 also requires that the Company test the indefinite-lived intangible assets for impairment at least annually. Under ASC 350, if the carrying value of the indefinite-lived asset is higher than its fair value, then the asset is deemed to be impaired and the impairment charge is estimated as the excess carrying value over the fair value. The Company calculated the fair value of its indefinite-lived intangible assets using the income approach, specifically the relief-from-royalty method. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. Internally forecasted revenues, which the Company believes reasonably approximate market participant assumptions, are multiplied by a royalty rate to arrive at the estimated net after tax cost savings. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. The net after tax cost savings are discounted using the Discount Rate. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific indefinite lived intangible assets' forecasted performance.  The key uncertainties in these calculations are the assumptions used in determining the revenue associated with each indefinite-lived intangible asset and the royalty rate.

During fiscal year 2019, 2018, and 2017 the results indicated all indefinite-lived intangible assets had significant excess of fair value over the carrying value. A reasonably possible change in the estimated revenues associated with the indefinite-lived intangible assets, selected royalty rates or the residual growth rate would not result in an impairment of any of these assets.

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

Product Liability

We are partially self-insured for product liability matters. We utilize third-party actuaries to assist us with measuring our exposure for these matters. Our product liability reserves represent both reported claims as well as an estimate for incurred but not reported claims. After a claim is filed, liability is estimated as facts associated with the claim become known. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on the assessment by our claim administrator of each claim, an independent actuarial valuation of the nature and severity of total claims, and management's best estimate. We utilize a third-party claims administrator to pay claims, track and evaluate actual claims experience, and ensure consistency in the data used in the actuarial valuation. We assess product liability exposures for two different types of matters. The first type are claims and lawsuits alleging that the ABF and ABF II antimicrobial coating on our steel sprinkler pipe causes stress cracking in chlorinated polyvinyl pipe, or "CPVC," when the two types of pipe are installed in the same system. The second are product liability exposures unrelated to ABF. See Note 17, ''Commitments and Contingencies'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed or referenced under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	declines in, and uncertainty regarding, the general business and economic conditions in the United States and international markets in which we operate;

•	weakness or another downturn in the United States non-residential construction industry;

•	changes in prices of raw materials;

•	pricing pressure, reduced profitability, or loss of market share due to intense competition;

•	availability and cost of third-party freight carriers and energy;

•	high levels of imports of products similar to those manufactured by us;

•	changes in federal, state, local and international governmental regulations and trade policies;

•	changes in foreign laws and legal systems, including as a result of Brexit;

•	recent and future changes to tax legislation;

•	adverse weather conditions;

•	failure to generate sufficient cash flow from operations or to raise sufficient funds in the capital markets to satisfy existing obligations and support the development of our business;

•	increased costs relating to future capital and operating expenditures to maintain compliance with environmental, health and safety laws;

•	reduced spending by, deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers;

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

Interest Rate Risk

The Credit Facilities bear interest at a floating rate. The ABL Credit Facility bears interest at a floating rate of LIBOR plus an applicable margin.  The First Lien Term Loan Facility bears interest at the greater of LIBOR or 1.00% plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Credit Facilities, which were $851.4 million at September 30, 2019. As of September 30, 2019, LIBOR exceeded 1.00%; therefore, each one percentage point change in interest rates would result in an approximately $8.6 million change in the annual interest expense on our First Lien Term Loan Facility. As of September 30, 2019, assuming availability was fully utilized, each one percentage point change in interest rates would result in an approximately $3.3 million change in annual interest expense on the ABL Credit Facility. Additionally, if the ABL Credit Facility were fully utilized, the margin we pay on borrowings would increase by 0.50% from the current level and we would incur additional interest expense of $1.6 million.

Credit Risk

We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base. In fiscal 2019, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 33.0% of our net sales. However, no single customer comprised more than 10% of our consolidated net sales in fiscal 2019,

2018 or 2017. As of September 30, 2019, no single customer represented more than 10% of the Company's accounts receivable balance. As of September 30, 2018, one customer, Sonepar Management US, Inc., represented 11% of the Company's accounts receivable balance. See Note 20, ''Segment Information'' to the accompanying consolidated financial statements included elsewhere in this Annual Report. No single customer comprised more than 10% of consolidated accounts receivable in fiscal 2017. We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. We have historically not been exposed to a material amount of uncollectible receivable balances.

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

Foreign Currency Risk

Because we conduct our business on an international basis in multiple currencies, we may be adversely affected by foreign exchange rate fluctuations. Although we report financial results in United States dollars, approximately 12% of our net sales and expenses are denominated in currencies other than the United States dollar, particularly British pounds sterling, European euros, Canadian dollars, Australian dollars, Chinese yuan, Russian rubles and New Zealand dollars. Fluctuations in exchange rates could therefore significantly affect our reported results from period to period as we translate results in local currencies into United States dollars. With the exception of certain foreign denominated intercompany loans, we generally do not use derivative instruments to hedge translation risks in the ordinary course of business, including the risk related to earnings of foreign subsidiaries. Due to limited cross border transactions, we do not experience material foreign exchange transactional gains or losses.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Atkore International Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Atkore International Group Inc. and subsidiaries (the "Company") as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' equity, for each of the three years in the period ended September 30, 2019, and the related notes and the schedules listed in the Index at Part IV, Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill - Refer to Notes 1 and 14 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company’s goodwill balance was $186 million as of September 30, 2019. The Company considers the income approach, the guideline public company method, and a market approach to estimate the fair value of its reporting units. With respect to the income approach, management makes significant estimates and assumptions related to forecasts of future performance, including revenue growth, earnings before interest, income taxes, depreciation, and amortization (EBITDA) margins, and discount rates. The fair value of all reporting units exceeded their respective carrying values and, therefore, no impairment was recognized for the year ended September 30, 2019.
We identified goodwill for one of the Company’s reporting units as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of this reporting unit, specifically the impact of recent acquisitions on these assumptions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of revenue growth, EBITDA margins, and the selection of the discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of revenue growth and EBITDA margins (“forecasts”), and the selection of discount rate for this reporting unit included the following, among others:

•	We tested the design and operating effectiveness of controls over the annual goodwill impairment assessment, including those over the forecasts and the selection of the discount rate.

•	We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•	We evaluated the impact of recent acquisitions on the reporting unit’s current and forecasted EBITDA margins.

◦	We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:

▪	Historical results.

▪	Internal communications to management and the Board of Directors.

▪	Industry reports.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:

◦	Evaluating whether the fair value models being used are appropriate considering the Company’s circumstances and valuation premise identified.

◦
Testing the source information and the mathematical accuracy of the calculations underlying the determination of the discount rate, and developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Chicago, Illinois
November 22, 2019

We have served as the Company's auditor since 2011.

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Fiscal Year Ended
(in thousands, except per share data)	Note	September 30, 2019	September 30, 2018	September 30, 2017
Net sales		$1,916,538	$1,835,139	$1,503,934
Cost of sales		1,419,338	1,397,055	1,142,664
Gross profit		497,200	438,084	361,270
Selling, general and administrative		240,660	226,282	182,910
Intangible asset amortization	14	32,876	32,104	22,407
Operating income		223,664	179,698	155,953
Interest expense, net		50,473	40,694	26,598
Loss on extinguishment of debt	15	—	—	9,805
Other income, net	8	(11,478)	(27,348)	(6,575)
Income before income taxes		184,669	166,352	126,125
Income tax expense	9	45,618	29,707	41,486
Net income		$139,051	$136,645	$84,639

Net income per share
Basic	10	$2.91	$2.59	$1.33
Diluted	10	$2.83	$2.48	$1.27
See Notes to Consolidated Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Fiscal Year Ended
(in thousands)	Note	September 30, 2019	September 30, 2018	September 30, 2017
Net income		$139,051	$136,645	$84,639
Change in foreign currency translation adjustment		(7,490)	(2,853)	1,221
Change in unrecognized (loss) income related to pension benefit plans, net of tax benefit (expense) of $5,253, ($1,362) and ($3,356), respectively		(15,437)	4,397	6,747
Total other comprehensive (loss) income	11	(22,927)	1,544	7,968
Comprehensive income		$116,124	$138,189	$92,607
See Notes to Consolidated Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	Note	September 30, 2019	September 30, 2018
Assets
Current Assets:
Cash and cash equivalents		$123,415	$126,662
Accounts receivable, less allowance for doubtful accounts of $2,608 and $1,762, respectively		315,353	265,147
Inventories, net	12	226,090	221,753
Prepaid expenses and other current assets		34,679	33,576
Total current assets		699,537	647,138
Property, plant and equipment, net	13	260,703	213,108
Intangible assets, net	14	285,684	291,916
Goodwill	14	186,231	170,129
Deferred income taxes	9	577	162
Non-trade receivables		4,263	1,607
Total Assets		$1,436,995	$1,324,060
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	15	$—	$26,561
Accounts payable		150,681	156,525
Income tax payable		2,157	542
Accrued compensation and employee benefits		35,770	33,350
Customer liabilities	2	44,983	3,377
Other current liabilities		53,943	52,392
Total current liabilities		287,534	272,747
Long-term debt	15	845,317	877,686
Deferred income taxes	9	19,986	16,510
Other long-term tax liabilities		3,669	1,443
Pension liabilities	5	34,509	17,075
Other long-term liabilities		13,044	16,540
Total Liabilities		1,204,059	1,202,001
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 46,955,163 and 47,079,645 shares issued and outstanding, respectively		471	472
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		477,139	457,978
Accumulated deficit		(200,396)	(317,373)
Accumulated other comprehensive loss	11	(41,698)	(16,438)
Total Equity		232,936	122,059
Total Liabilities and Equity		$1,436,995	$1,324,060
See Notes to Consolidated Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Fiscal year ended
(in thousands)	Note	September 30, 2019	September 30, 2018	September 30, 2017
Operating activities
Net income		$139,051	$136,645	$84,639
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of a business		—	(27,575)	(5,093)
Depreciation and amortization		72,347	66,890	54,727
Amortization of debt issuance costs and original issue discount		1,804	1,542	1,446
Deferred income taxes	9	(796)	(9,008)	938
Loss on extinguishment of debt	15	—	—	9,805
Provision for losses on accounts receivable and inventory		4,656	7,241	1,333
Stock-based compensation expense	6	11,798	14,664	12,788
Gain on purchase of business	3	(7,384)	—	—
Other adjustments to net income		(1,938)	2,023	896
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		6,026	(44,419)	(13,445)
Inventories		9,002	(36,528)	(10,301)
Prepaid expenses and other current assets		(3,054)	(1,762)	(3,074)
Accounts payable		(21,981)	31,667	8,673
Income taxes		4,511	(3,179)	(9,138)
Accrued and other liabilities		(2,782)	7,243	(11,232)
Other, net		(1,566)	259	(1,308)
Net cash provided by operating activities		209,694	145,703	121,654
Investing activities
Capital expenditures		(34,860)	(38,501)	(25,122)
Proceeds from sale of properties, plant and equipment		80	349	100
Proceeds from divestiture of business		—	42,631	—
Proceeds from sale of assets held for sale		—	—	3,024
Acquisitions of businesses, net of cash acquired	3	(97,999)	(3,467)	(183,923)
Other, net		(322)	1,502	88
Net cash (used for) provided by investing activities		(133,101)	2,514	(205,833)
Financing activities
Borrowings under credit facility	15	39,000	358,000	97,000
Repayments under credit facility	15	(39,000)	(443,000)	(12,000)
Repayments of short-term debt	15	(20,980)	(8,150)	(4,200)
Issuance of long-term debt	15	—	426,217	498,750
Repayments of long-term debt	15	(40,000)	(1,217)	(641,100)
Issuance of common stock	6	7,374	20,110	12,168
Repurchase of common stock		(24,419)	(411,775)	(13,938)
Payments for debt financing costs and fees	15	—	(5,955)	(4,375)
Other, net		(155)	(161)	(65)

		Fiscal year ended
(in thousands)	Note	September 30, 2019	September 30, 2018	September 30, 2017
Net cash used for financing activities		(78,180)	(65,931)	(67,760)
Effects of foreign exchange rate changes on cash and cash equivalents		(1,660)	(1,342)	(2,622)
Increase (decrease) in cash and cash equivalents		(3,247)	80,944	(154,561)
Cash and cash equivalents at beginning of period		126,662	45,718	200,279
Cash and cash equivalents at end of period		$123,415	$126,662	$45,718
Supplementary Cash Flow information
Interest paid		$49,879	$39,898	$26,131
Income taxes paid, net of refunds		38,698	41,601	49,813
Capital expenditures, not yet paid		3,719	916	1,330
See Notes to Consolidated Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the three year period ended September 30, 2019

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2016	62,458	$626	$(2,580)	$398,292	$(113,142)	$(25,950)	$257,246
Net income	—	—	—	—	84,639	—	84,639
Other comprehensive income	—	—	—	—	—	7,968	7,968
Stock-based compensation	—	—	—	12,788	—	—	12,788
Issuance of common stock	1,628	16	—	12,152	—	—	12,168
Repurchase of common stock	(781)	(8)	—	—	(13,930)	—	(13,938)
Balance as of September 30, 2017	63,305	634	(2,580)	423,232	(42,433)	(17,982)	360,871
Net income	—	—	—	—	136,645	—	136,645
Other comprehensive income	—	—	—	—	—	1,544	1,544
Stock-based compensation	—	—	—	14,664	—	—	14,664
Issuance of common stock	2,795	28	—	20,082	—	—	20,110
Repurchase of common stock	(19,020)	(190)	—	—	(411,585)	—	(411,775)
Balance as of September 30, 2018	47,080	472	(2,580)	457,978	(317,373)	(16,438)	122,059
Net income	—	—	—	—	139,051	—	139,051
Other comprehensive loss	—	—	—	—	—	(22,927)	(22,927)
Reclassification of stranded tax benefits (1)	—	—	—	—	2,333	(2,333)	—
Stock-based compensation	—	—	—	11,798	—	—	11,798
Issuance of common stock	1,105	11	—	7,363	—	—	7,374
Repurchase of common stock	(1,230)	(12)	—	—	(24,407)	—	(24,419)
Balance as of September 30, 2019	46,955	$471	$(2,580)	$477,139	$(200,396)	$(41,698)	$232,936

(1) Due to the adoption of ASU 2018-02.
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

In January 2018, the Company announced a stock repurchase transaction whereby the Company agreed to repurchase from the CD&R Investor, a related party, approximately 17.2 million shares of the Company's common stock, par value $0.01 per share, at a per share price equal to $21.77, for a total purchase price of $375 million, subject to the terms and conditions set forth in the stock purchase agreement. Following the stock repurchase transaction in January 2018 and secondary offerings of the Company's common stock in February 2018 and May 2018, the CD&R Investor completed its exit from its investment in the Company, and, as of September 30, 2018, no longer owned any of the Company's common stock. As of December 28, 2018, there were no authorized repurchases remaining under the August 2017 repurchase program.

On February 5, 2019, the board of directors approved a share repurchase program, under which the Company may repurchase up to $50.0 million of its outstanding common stock. As of September 30, 2019, there were $50.0 million of authorized repurchases remaining.

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

Summary of significant accounting policies

Revenue Recognition — The Company’s revenue arrangements primarily consist of a single performance obligation to transfer promised goods which is satisfied at a point in time when title, risks and rewards of ownership, and subsequently control have transferred to the customer. This generally occurs when the product is shipped to the customer, with an immaterial amount of transactions in which control transfers upon delivery. The Company primarily offers assurance-type standard warranties that do not represent separate performance obligations.

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

The Company has elected to utilize certain practical expedients available under GAAP. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs and are included in cost of sales. Sales taxes and other usage-based taxes are excluded from revenue. The practical expedient not to disclose information about remaining performance obligations has also been elected as these obligations have an original duration of one year or less. The Company does not evaluate whether the selling price includes a financing interest component for contracts that are less than a year. The Company also expenses costs incurred to obtain a contract, primarily sales commissions, as all obligations will be settled in less than one year.

The Company typically receives payment 30 to 60 days from the point it has satisfied the related performance obligation. See Note 20, ''Segment Information'' for revenue disaggregated by geography and product categories.

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

Inventories — Inventories are recorded at the lower of cost (primarily LIFO) or market value. The Company estimates losses for excess and obsolete inventory through an assessment of its net realizable value based on the aging of the inventory and an evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price. See Note 12, ''Inventories, net.''

Property, Plant and Equipment — Property, plant and equipment, net, is recorded at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	4 to 40 years
Building improvements	3 to 20 years
Machinery and production equipment	1 to 20 years
Support and testing machinery and equipment	2 to 10 years
Leasehold improvements	Lesser of remaining term of the lease or useful life
Software	2 to 10 years

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

The Company also considers potential impairment indicators associated with other finite-lived intangible assets, including its customer relationships, patents, and non-compete agreements. An impairment is recognized if the carrying value of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The Company's key customers are primarily wholesale and national distributors. The terms of these relationships are based on purchase orders and are not contractually based. Customer relationships are amortized on a straight-line basis over their useful lives, ranging from 6 to 14 years. The Company evaluates the appropriateness of remaining useful lives based on customer attrition rates. Other intangible assets are amortized on a straight-lined basis over their estimated useful lives, ranging from 1 to 20 years. The Company did not have a triggering event during fiscal 2019 and 2018.

Goodwill and Indefinite-Lived Intangible Asset Impairments — The Company assesses the recoverability of goodwill and indefinite-lived trade names on an annual basis in accordance with Accounting Standards Codification ("ASC") 350 "Intangibles - Goodwill and Other." The measurement date is the first day of the fourth fiscal quarter, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or the respective indefinite-lived trade name is less than the carrying value. The Company can elect to perform a quantitative or qualitative test of impairment. In the fourth quarter of 2017, the Company adopted Accounting Standards Update ("ASU") 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This guidance eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new guidance, the quantitative goodwill impairment testing is performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.

For fiscal 2019 and fiscal 2018, the Company performed a quantitative impairment assessment for goodwill. The Company calculated the fair value of its six reporting units considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) a market approach using a transaction analysis.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the guideline public company method is determined for each unit by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and EBITDA margins, as well as the perceived risk associated with those forecasts, along with selecting representative market multiples. Fair value under the guideline public company method is determined for each unit by applying market multiples for comparable public companies to the unit’s financial results. Fair value under the transactional analysis is determined based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the guideline public company method and the transactional analysis calculations are the assumptions used in determining the reporting unit's comparable public companies, comparable transactions and the selection of the market multiples.

For fiscal 2017, the Company determined through qualitative assessment ("Step 0") that it was not “more likely than not” that the fair values of its reporting units were less than their carrying values; as a result, the Company was not required to perform the quantitative impairment test.

The Company did not record any goodwill impairments in fiscal 2019, 2018 or 2017.

As noted above, ASC 350 also requires that the Company test the indefinite-lived intangible assets for impairment at least annually. Under ASC 350, if the carrying value of the indefinite-lived asset is higher than its fair value, then the asset is deemed to be impaired and the impairment charge is estimated as the excess carrying value over the fair value. The Company calculated the fair value of its indefinite-lived intangible assets using the income approach, specifically the relief-from-royalty method. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. Internally forecasted revenues, which the Company believes reasonably approximate market participant assumptions, are multiplied by a royalty rate to arrive at the estimated net after tax cost savings. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. The net after tax cost savings are discounted using the Discount Rate. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific indefinite lived intangible assets' forecasted performance.  The key uncertainties in these calculations are the assumptions used in determining the revenue associated with each indefinite-lived intangible asset and the royalty rate.

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

The Company periodically assesses the realizability of the deferred tax assets. In making this determination management considers all available evidence, both positive and negative, including earnings history, expectations of future taxable income and available tax planning strategies. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is considered more likely than not to be realized. Changes in the required valuation allowance are recorded in income in the period such determination is made.

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
		The Company adopted the guidance in the first quarter of 2019 using the modified retrospective method. See Note 2, "Revenue from Contracts with Customers" for further detail.	2	2019
2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	The ASU provided entities with the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the "H.R.1", also known as the "Tax Cuts and Jobs Act" ("TCJA") to retained earnings.	The Company elected to adopt the guidance early in the quarter ended March 29, 2019. As a result of adoption of the ASU, the Company reclassified $2,333 of stranded tax benefits related to its pension plans out of Accumulated other comprehensive loss and into Accumulated deficit for the quarter ended March 29, 2019. The Company's policy is to release the tax effects as the related amounts in other comprehensive income are recognized in net income.	11	2019
2018-07 Improvements to Nonemployee Share-Based Payment Accounting.	The ASU simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions.	The Company elected to adopt the guidance early in the quarter ended June 28, 2019. There was no material impact to the consolidated financial statements as a result of the adoption of ASU 2018-07.		2019
2018-13 Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement	The ASU amends ASC 820 to add, remove and clarify disclosure requirements related to fair value measurements.	The Company elected to adopt the guidance early in the quarter ended June 28, 2019. There was no material impact to the consolidated financial statements as a result of the adoption of ASU 2018-13.		2019

A summary of guidance not yet adopted are as follows:

Guidance not yet adopted
ASU	Description of ASU	Impact to Atkore	Effective Date
2016-02 Leases (Topic 842)	The ASU requires companies to use a "right of use" lease model that assumes that each lease creates an asset (the lessee's right to use the leased asset) and a liability (the future rent payment obligations), which should be reflected on a lessee's balance sheet to fairly represent the lease transaction and the lessee's related financial obligations with terms of more than 12 months.
The Company will adopt the new lease guidance in the first quarter of fiscal 2020 utilizing the modified retrospective transition method and will not restate comparative periods. We plan to elect the package of practical expedients permitted under the transition guidance within the ASU, which allows us to carry forward prior conclusions about lease identification, classification and initial direct costs for leases entered into prior to adoption. The new standard also provides practical expedients for an entity’s ongoing accounting. For leases with a term of 12 months or less, we plan to elect the short-term lease exemption, which allows us to not recognize right-of-use assets or lease liabilities for qualifying leases existing at transition and new leases we may enter into in the future. To assist with the ongoing accounting under ASC 842, we have implemented a new lease accounting system. The Company is continuing to assess the impact of the ASU on our consolidated financial statements, required disclosures, and changes to internal controls. Based on the work completed, the Company expects to recognize lease liabilities ranging from $42 million to $52 million, with corresponding right-of-use assets of the same amount.
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

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-20, respectively. The core principle of this new revenue recognition guidance is that a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance defines a five-step process to implement this core principle. The new guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance provides for two transition methods, a full retrospective approach and a modified retrospective approach. The Company adopted the new guidance on October 1, 2018 utilizing the modified retrospective method of adoption for contracts not completed at the adoption date and determined there were no changes required to its historical reported revenues and earnings as a result of the adoption. The impacts to the consolidated financial statements consist of balance sheet reclassifications including amounts associated with the changes in the classification of reserves related to volume rebates and returns reserves. The Company has also enhanced its disclosures of revenue to comply with the new guidance. The impact to the Company’s financial statements as of September 30, 2019 was as follows:

	As of September 30, 2019
Balance Sheet	As Reported	Balances before adoption of ASC 606	Effect of Adoption Higher/(Lower)
Accounts Receivable, net	315,353	271,900	43,453
Customer liabilities	44,983	1,530	43,453

The Company typically receives payment 30 to 60 days from the point it has satisfied the related performance obligation. See Note 20, ''Segment Information'' for revenue disaggregated by geography and product categories.

3. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers.

Fiscal 2019

On August 21, 2019, Atkore Plastic Pipe Corporation, a wholly-owned subsidiary of the Company acquired the assets of Rocky Mountain Pipe ("Cor-Tek"), a manufacturer of PVC conduit for electrical applications, and considered a leading innovator in cellular core extrusion technology for a purchase price of $14,835. In connection with this acquisition, the Company recorded a bargain purchase gain of $7,384, which is reported within other income, net in the Consolidated Statements Of Operations. The Company believes that it was able to acquire the net assets of Cor-Tek for less than fair value as a result of Cor-Tek’s financial difficulties.

On August 12, 2019, Unistrut Limited, a wholly-owned subsidiary of the Company, acquired Flytec Systems Ltd. and its parent holding company, Modern Associates Ltd., (collectively "Flytec"), a manufacturer of metal surface trunking, including IP4X, perimeter systems, pedestal boxes, as well as underfloor installations and industrial floor trunking. The purchase price was immaterial to the Company.

On June 3, 2019, AFC Cable Systems, Inc., a wholly-owned subsidiary of the Company acquired the assets of United Structural Products, LLC. ("U.S. Tray"), a manufacturer of welded aluminum and engineered-to-order cable trays for a purchase price of $25,507, net of cash received. The consolidated financial statements include the results of the acquired company from the acquisition date. Net sales and net income of the acquired company included in the condensed consolidated statement of operations for fiscal 2019 were insignificant. As a result of the acquisition, the Company recognized $7,295 of goodwill, $14,800 of identifiable intangible assets and $3,412 of working capital and other net other tangible assets.

On October 1, 2018, Allied Luxembourg S.a.r.l, a wholly-owned subsidiary of the Company acquired all of the outstanding stock of Vergokan International NV ("Vergokan") for a purchase price of $57,899, net of cash received. Vergokan is a leading manufacturer of cable tray and cable ladder systems, underfloor installations and industrial floor trunking that serves industrial, power and energy, commercial and infrastructure sectors in more than 45 countries. This transaction provides Atkore with an expanded presence in Western Europe and strengthens the Company's electrical portfolio of cable management products within the Electrical Raceway segment.

The Company incurred approximately $1,140 for acquisition related expenses for its 2019 acquisitions, which were recorded in selling, general, and administrative expenses. All the above acquisitions were funded with cash on hand.

Fiscal 2018

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

Fiscal 2017

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

Purchase Price Allocations

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their fair values. The following table summarizes the Level 3 fair values assigned to the net assets acquired and liabilities assumed as of the acquisition date for fiscal 2019:

(in thousands)	Vergokan	Other	Total
Fair value of consideration transferred:
Cash consideration	$58,728	$41,641	$100,369
Other liability consideration	—	1,400	1,400
Total consideration transferred	58,728	43,041	101,769
Fair value of assets acquired and liabilities assumed:
Cash	829	1,541	2,370
Accounts receivable	8,761	8,217	16,978
Inventories	11,434	7,494	18,928
Intangible assets	12,621	16,400	29,021
Fixed assets	32,490	19,298	51,788
Accounts payable	(18,716)	(7,608)	(26,324)
Gain on purchase of business	—	(7,384)	(7,384)
Other	1,680	(3,412)	(1,732)
Net assets acquired	49,099	34,546	83,645
Excess purchase price attributed to goodwill acquired	$9,629	$8,495	$18,124

Goodwill recognized from the Vergokan acquisition is non-deductible for tax purposes. Goodwill recognized from the other acquisitions is tax-deductible and is amortized over 15 years for income tax purposes. The goodwill consists largely of the synergies and economies of scale from integrating these companies with existing businesses.

The following table summarizes the fair value of intangible assets as of the acquisition date:

	Vergokan		Other
($ in thousands)	Fair Value	Weighted Average Useful Life (Years)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$10,535	12.0	$15,400	10.0
Other	2,086	9.0	1,000	9.0
Total intangible assets	$12,621		$16,400

As of September 30, 2019, with the exception of Vergokan, the purchase price allocation for the remaining acquisitions has not been finalized as the Company is refining its fair value estimates for working capital, intangible assets and fixed assets.

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

From the date of the Company's preliminary purchase price allocation for the 2017 acquisitions through September 30, 2018, the Company recorded adjustments based on our valuation procedures for our acquisitions that resulted in an increase to goodwill of $24,527. The adjustments were primarily attributable to a decrease of $18,793 in the value allocated to acquired assets, primarily intangible assets and working capital, partially offset by an increase in the value of property, plant and equipment of $2,536. Additionally, an adjustment of $8,270 was recorded for deferred tax liabilities as a result of the purchase accounting adjustments. Goodwill recognized from the Calpipe acquisition is tax-deductible and is amortized over 15 years for income tax purposes. Goodwill recognized from the other acquisitions was non-deductible for tax purposes. The goodwill consists largely of the synergies and economies of scale from integrating these companies with existing businesses. See Note 14, ''Goodwill and Intangible Assets''.

The following table summarizes the fair value of intangible assets acquired in fiscal 2017 as of the acquisition dates:

	Calpipe		Other
($ in thousands)	Fair Value	Weighted Average Useful Life (Years)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$50,680	10.0	$37,341	10.0
Other	4,180	8.5	2,759	8.1
Total intangible assets	$54,860	9.9	$40,100	9.9

The following table presents unaudited pro forma results of operations for the fiscal year ended September 30, 2017 as if the Calpipe acquisition had occurred as of the first day of the fiscal 2017 period:

Fiscal Year Ended
(in thousands)	September 30, 2017
Pro forma net sales	$1,575,801
Pro forma net income	91,362

The pro forma condensed financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company if the closing of the Calpipe acquisition had been completed on September 26, 2015, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma financial information for the fiscal year ended September 30, 2017 were pro forma adjustments to reflect the results of operations of Calpipe as well as the impact of amortizing certain acquisition accounting adjustments such as the nonrecurring inventory step up adjustment of $2,159. The pro forma financial information neither indicates the impact of possible business model changes nor considers any potential impact of current market conditions, expense efficiencies or other factors.

Net sales and net income of the other companies acquired during fiscal 2019 and 2018 are included in the consolidated statement of operations for fiscal 2019 and fiscal 2018 for the post-acquisition periods. Due to the immaterial nature of these acquisitions, both individually, and in the aggregate, the Company did not include the full year pro forma results of operations for the acquisition year or previous years.

4. DIVESTITURES

On March 30, 2018, the Company sold the assets of FlexHead Industries, Inc. and SprinkFLEX, LLC (together "Flexhead"). The Flexhead businesses manufacture commercial flexible sprinkler head connection products for use in a variety of markets, including industrial, commercial, cold storage, institutional and clean room applications. The cash consideration received, net assets divested and resulting gain on sale for the year ended September 30, 2018 are as follows:

(in thousands)	Flexhead
Cash consideration	$42,631
Net assets divested	15,056
Gain on sale of a business	$27,575

Net assets divested included $2,626 of goodwill.

5. POSTRETIREMENT BENEFITS
The Company has a number of non-contributory and contributory defined benefit retirement plans covering certain United States employees. Net periodic pension benefit cost is based on periodic actuarial valuations that use the projected unit credit method of calculation and is charged to the statements of operations on a systematic basis over the expected average remaining service lives of current participants. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation. For all periods presented, all defined pension benefit plans are frozen, whereby participants no longer accrue credited service. The net periodic (benefit)/cost for the periods presented was as follows:

	Fiscal Year Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2017
Service cost	$—	$—	$2,049
Interest cost	4,665	4,098	3,793
Expected return on plan assets	(6,371)	(6,415)	(6,601)
Amortization of actuarial loss	101	343	1,303
Net periodic (benefit) cost	$(1,605)	$(1,974)	$544

The weighted-average assumptions used to determine net periodic pension (benefit) cost during the period were as follow:

	September 30, 2019	September 30, 2018	September 30, 2017
Discount rate	4.2%	3.7%	3.5%
Expected return on plan assets	6.3%	6.4%	7.0%
Rate of compensation increase	N/a	N/a	N/a

The change in the benefit obligations, plan assets and the amounts recognized on the consolidated balance sheets was as follows (in thousands):

Change in benefit obligations:
Balance as of September 30, 2017	$128,852
Interest cost	4,098
Actuarial gain	(7,130)
Benefits and administrative expenses paid	(4,863)
Balance as of September 30, 2018	120,957
Interest cost	4,665
Actuarial loss	17,463
Benefits and administrative expenses paid	(5,125)
Balance as of September 30, 2019	$137,960

Change in plan assets:
Balance as of September 30, 2017	$103,613
Actual return on plan assets	4,701
Employer contributions	1,003
Benefits and administrative expenses paid	(4,863)
Balance as of September 30, 2018	104,454
Actual return on plan assets	3,043
Employer contributions	1,079
Benefits and administrative expenses paid	(5,125)
Balance as of September 30, 2019	$103,451

Funded status:
Funded status as of September 30, 2018	$(16,503)
Funded status as of September 30, 2019	$(34,509)

(in thousands)	September 30, 2019	September 30, 2018
Amounts recognized in the consolidated balance sheets consist of:
Pension assets	$—	$572
Pension liabilities	(34,509)	(17,075)
Net amount recognized	$(34,509)	$(16,503)

Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Net actuarial loss	$(33,035)	$(12,344)
Total loss recognized	$(33,035)	$(12,344)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	3.1%	4.2%
Rate of compensation increase	N/a	N/a

The following table summarizes the defined benefit pension plans with accumulated benefit obligations in excess of plan assets:

(in thousands)	September 30, 2019	September 30, 2018
Accumulated benefit obligation	$137,959	$105,414
Fair value of plan assets	103,451	88,339

The following table summarizes the defined benefit pension plans with projected benefit obligations in excess of plan assets:

(in thousands)	September 30, 2019	September 30, 2018
Projected benefit obligation	$137,959	$105,414
Fair value of plan assets	103,451	88,339

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

Pension plans have the following weighted-average asset allocations:

Asset Category:	September 30, 2019	September 30, 2018
Equity securities	58%	59%
Debt securities	40%	39%
Cash and cash equivalents	2%	2%
Total	100%	100%

The Company evaluates its defined benefit plans' asset portfolios for the existence of significant concentrations of risk, such as investments in a single entity, industry, foreign country and individual fund manager. As of September 30, 2019, there were no significant concentrations of risk in the Company's defined benefit plan assets.

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

(in thousands)	September 30, 2019			September 30, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
United States equity securities	$32,545	$6,429	$38,974	$32,447	$6,354	$38,801
Non-U.S. equity securities	18,182	2,543	20,725	20,164	2,599	22,763
Fixed income securities	35,214	6,815	42,029	34,111	6,678	40,789
Cash and cash equivalents	1,723	—	1,723	2,101	—	2,101
Total	$87,664	$15,787	$103,451	$88,823	$15,631	$104,454

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

Fixed income securities consist primarily of government and agency securities, corporate debt securities, and mortgage and other asset-backed securities. When available, fixed income securities are valued at the closing price reported in the active market in which the individual security is traded. Government and agency securities and corporate debt securities are valued using the most recent bid prices or occasionally the mean of the latest bid and ask prices when markets are less liquid. Asset-backed securities including mortgage-backed securities are valued using broker/dealer quotes when available. When quotes are not available, fair value is determined by utilizing a discounted cash flow approach, which incorporates other observable inputs such as cash flows, underlying security structure and market information including interest rates and bid evaluations of comparable securities. As of September 30, 2019 and September 30, 2018, the Company did not have any Level 3 pension assets. Certain fixed income securities are held within commingled funds, which are valued utilizing NAV as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

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

Contribution amounts are determined and funded based on laws and regulations and with the assistance of professionally qualified actuaries. The Company contributed $1,079 and $1,003 to its pension plans for the fiscal years ended September 30, 2019 and September 30, 2018. The Company anticipates that it will contribute at least the minimum required contribution of $2,123 to its pension plans in fiscal 2020.

Benefit payments, which reflect future expected service as appropriate, are expected to be paid in each fiscal year as follows:

(in thousands)
2020	$5,841
2021	6,159
2022	6,442
2023	6,670
2024	6,903
2025 to 2029	37,071

Defined Contribution Retirement Plans — The Company also sponsors several defined contribution retirement plans - the 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $3,572, $3,600 and $3,000 for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively.

Multi-Employer Plan — The Company has a liability of $5,658 as of September 30, 2019 and $5,934 as of September 30, 2018 representing the Company's proportionate share of a multi-employer pension plan which was exited prior to fiscal 2017.

6. STOCK INCENTIVE PLAN

On June 10, 2016, the Company's board of directors adopted the Atkore International Group Inc. 2016 Omnibus Incentive Plan (the "Omnibus Incentive Plan"). The Omnibus Incentive Plan provides for stock purchases and grants of other equity awards, including non-qualified stock options, stock purchase rights, restricted stock, restricted stock units ("RSUs"), performance shares, performance stock units("PSUs"), stock appreciation rights, dividend equivalents and other stock-based awards to directors, officers, other employees and consultants. The Omnibus Incentive Plan replaces and succeeds the Atkore International Group Inc. Stock Incentive Plan (the "Stock Incentive Plan"). The Company no longer grants awards from the Stock Incentive Plan. Awards previously granted under the Stock Incentive Plan were unaffected by the termination. A maximum of 1.6 million shares of common stock is reserved for issuance under the Omnibus Incentive Plan. All awards have a ten year life. All share-based awards are expected to be fulfilled with new shares of common stock. Stock compensation expense is included in selling, general and administrative in the Company's consolidated statements of operations and was $11,798, $14,664 and $12,788 for fiscal years 2019, 2018 and 2017, respectively. The total income tax benefit recognized for share-based compensation arrangements was $2,949, $3,681 and $4,731 for fiscal years 2019, 2018 and 2017, respectively.

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

The assumptions used in the Black-Scholes option pricing model to value the options granted and modified were as follows:

	Fiscal Year Ended
	September 30, 2019	September 30, 2018	September 30, 2017
Expected dividend yield	—%	—%	—%
Expected volatility	45%	40%	40%
Range of risk-free interest rates	2.94% - 3.00%	2.16% - 2.38%	1.95%
Range of expected option lives	6 to 10 years	1 to 6 years	6 years

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

Stock option activity for the period September 30, 2016 to September 30, 2019 was as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of September 30, 2016	6,664	$7.76
Granted	171	21.45	$8.84
Exercised	(1,629)	7.47		$25,757
Forfeited	(48)	9.02
Outstanding as of September 30, 2017	5,158	8.30
Granted	185	20.01	$8.33
Exercised	(2,728)	7.55		$42,512
Forfeited	(10)	8.28
Outstanding as of September 30, 2018	2,605	9.91
Granted	342	23.45	$11.35
Exercised	(985)	8.62		$16,453
Forfeited	(126)	12.64
Outstanding as of September 30, 2019	1,836	12.94		$31,957	5.72
Exercisable as of September 30, 2019	1,301	$9.46		$27,185	4.63

As of September 30, 2019, there was $2,575 of total unrecognized compensation expense related to non-vested options granted expected to be recognized over a weighted-average period of approximately 1.50 years. The total fair value of shares vested during fiscal years 2019, 2018 and 2017 was $3,038, $9,757 and $10,696, respectively.

Cash received from stock option exercises for the fiscal years 2019, 2018 and 2017 was $7,374, $20,110 and $12,168, respectively. The actual tax benefit for the tax deductions from stock option exercises totaled $4,031, $11,478 and $9,530, respectively, for fiscal years 2019, 2018 and 2017. The Company does not settle any option exercises, under its current stock incentive plan, in cash.

Restricted Stock Units

Generally, RSUs granted under the Omnibus Incentive Plan vest ratably over three years. The fair value of RSU grants was based on the closing price of the Company's common stock on the date of grant. RSU compensation expense is recorded on a straight-line basis over the remaining vesting period.

Changes to the Company's nonvested RSU awards for the year ended September 30, 2019 were as follows:

	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested as of September 30, 2016	—	$—
Granted	443	19.68
Forfeited	(8)	21.45
Nonvested as of September 30, 2017	435	$19.65
Granted	334	20.86
Vested	(90)	21.95
Forfeited	(29)	20.57
Nonvested as of September 30, 2018	650	$19.91
Granted	361	19.23
Vested	(195)	21.51
Forfeited	(142)	18.52
Nonvested as of September 30, 2019	674	$19.37

As of September 30, 2019, there was $6,460 of total unrecognized compensation expense related to non-vested RSUs granted, expected to be recognized over a weighted-average period of approximately 1.7 years. The total fair value of RSUs vested during fiscal years 2019, 2018 and 2017 was $4,271, $1,969 and $0, respectively.

Performance Share Units

On November 30, 2016, November 28, 2017 and November 27, 2018, the Company awarded PSUs whose vesting is contingent upon meeting or exceeding certain market and performance conditions. The performance condition, which was based on an adjusted net income, represented 70% of the award and the market condition, which was based on Total Shareholder Return ("TSR") of the Company's common stock relative to a peer group represented the remaining 30%. All PSUs cliff vest at the end of three years based on the satisfaction of the performance conditions. Expense for the performance condition based award is recorded when the achievement of the performance condition is considered probable of achievement and is recorded on a straight-line basis over the requisite service period. If such performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Expense for the market condition based award is recorded on a straight-line basis over the explicit service period.

The grant-date fair value for the performance condition based awards represents the closing stock price on the date of grant. For the grants in fiscal 2019, 2018 and 2017, the closing stock price on the date of grant was $17.90, $20.01 and $21.45, respectively. The grant-date fair value for the market condition based awards was determined using the Monte-Carlo method. The assumptions used in the Monte-Carlo method to value the performance share awards granted and modified during the fiscal year ended September 30, 2019 were as follows:

	September 30, 2019	September 30, 2018	September 30, 2017
Expected dividend yield	—%	—%	—%
Range of expected volatility	20.69 - 74.26	17.21 - 79.15	17.55 - 75.55
Risk free interest rates	2.84%	1.83% - 2.54%	1.35%
Expected life	3 years	1 -3 years	3 years
Fair value	$18.84	$ 13.90 - 26.68	$29.53

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

Changes to the Company's non-vested PSU awards for the year ended September 30, 2019 were as follows:

	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested as of September 30, 2016	—	$—
Granted	184	23.87
Forfeited	(3)	23.87
Nonvested as of September 30, 2017	181	$23.87
Granted	215	22.01
Forfeited	(89)	28.53
Nonvested as of September 30, 2018	307	$21.22
Granted	242	18.17
Forfeited	(94)	20.55
Nonvested as of September 30, 2019	455	$21.11

As of September 30, 2019, there was $4,020 of total unrecognized compensation expense related to non-vested PSUs granted, expected to be recognized over a weighted-average period of approximately 1.64 years. There were no PSUs vested during fiscal years 2019, 2018 and 2017.

7. RESTRUCTURING CHARGES

Restructuring charges relate to the streamlining of the Company's cost structure and improving its operations. These actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Restructuring reserves are included as a component of other current liabilities.

	Electrical Raceway		Mechanical Products & Solutions		Other/Corporate
(in thousands)	Severance (a)	Other (a)	Severance (a)	Other (a)	Severance	Total
Balance as of September 30, 2016	$841	$—	$—	$539	$—	$1,380
Charges	527	439	422	63	71	1,522
Utilization	(917)	(209)	(166)	(556)	(71)	(1,919)
Reversals	—	(230)	—	(36)	—	(266)
Exchange rate effects	(2)	—	22	—	—	20
Balance as of September 30, 2017	$449	$—	$278	$10	$—	$737
Charges	536	1,130	97	179	98	2,040
Utilization	(787)	(820)	(178)	(160)	(98)	(2,043)
Reversals	—	—	(191)	—	—	(191)
Exchange rate effects	14	—	(6)	—	—	8
Balance as of September 30, 2018	$212	$310	$—	$29	$—	$551
Charges	1,047	2,544	213	—	—	3,804
Utilization	(867)	(2,854)	(68)	(29)	—	(3,818)
Balance as of September 30, 2019	$392	$—	$145	$—	$—	$537

(a) Primarily related to Atkore's commitment to close and consolidate certain facilities as part of its continuing effort to realign its strategic focus.

The Company expects to utilize all restructuring accruals as of September 30, 2019 within the next twelve months. The net restructuring charges included as a component of selling, general and administrative expense in the Company's consolidated statements of operations were as follows:

	Fiscal Year Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2017
Total restructuring charges, net	$3,804	$1,849	$1,256

8. OTHER INCOME, NET

Other income, net consisted of the following:

	Fiscal Year Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2017
Gain on purchase of business	$(7,384)	$—	$—
Gain on sale of a business	—	(27,575)	—
Gain on sale of joint venture	—	—	(5,774)
Undesignated foreign currency derivative instruments	(5,384)	(121)	2,741
Foreign exchange loss (gain) on intercompany loans	2,975	1,500	(2,038)
Debt modification costs	—	892	—
Pension-related benefits	(1,606)	(1,975)	(1,504)
Other	(79)	(69)	—
Other income, net	$(11,478)	$(27,348)	$(6,575)

9. INCOME TAXES

On December 22, 2017, "H.R.1," also known as the Tax Cuts and Jobs Act ("TCJA") was signed into law. This legislation provided for significant changes to corporate taxation including, but not limited to, a reduction of the federal corporate tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, full expensing of the costs of qualified property in the period of acquisition and the elimination of the domestic production activities deduction. The legislation also adopts a new quasi-territorial tax regime and imposes a one-time transition tax on deemed repatriated earnings of certain foreign subsidiaries.

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

The GILTI provision of TCJA requires certain income earned by controlled foreign corporations ("CFCs") to be included currently in the gross income of the CFC's controlling U.S. shareholder. In accordance with accounting standards applicable to income taxes, there is allowed an accounting policy choice of either (1) treating taxes due on U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has elected the period method.

Significant components of income before income taxes and income tax expense for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017 consisted of the following:

(in thousands)	September 30, 2019	September 30, 2018	September 30, 2017
Components of income before income taxes:
United States	$170,780	$155,453	$116,580
Non-U.S	13,889	10,899	9,545
Income before income taxes	$184,669	$166,352	$126,125

Income tax expense:
Current:
United States:
Federal	$31,431	$26,586	$33,127
State	9,800	8,662	4,246
Non-U.S:	5,183	3,467	3,175
Current income tax expense	$46,414	$38,715	$40,548

Deferred:
United States:
Federal	$1,123	$(7,149)	$224
State	(340)	(1,793)	469
Non-U.S:	(1,579)	(66)	245
Deferred income (benefit) tax expense	(796)	(9,008)	938
Income tax expense	$45,618	$29,707	$41,486

In addition to the change in the U.S. federal statutory rate, the mix of foreign and domestic losses, along with rate reconciling items as outlined below, impact the Company's effective tax rate. Differences between the statutory federal income tax rate and effective income tax rate are summarized below:

(in thousands)	September 30, 2019	September 30, 2018	September 30, 2017
Statutory federal tax	21%	25%	35%
Adjustments to reconcile to the effective income tax rate:
State income taxes	4%	3%	3%
Change in tax rates	—%	(3)%	—%
Domestic manufacturing deduction	—%	(2)%	(2)%
Indemnified uncertain tax benefits	—%	(2)%	—%
Stock-based compensation	(1)%	(3)%	(3)%
Other	1%	—%	—%
Effective income tax rate	25%	18%	33%

The Company's effective tax rate for fiscal 2019 differs from the statutory rate primarily due to state income taxes of $7,566, along with GILTI provisions of $953 and withholding taxes of $635, offset by the disallowed gain on the purchase of Cor-Tek of $1,551 and $1,537 of excess tax benefit associated with the exercise of stock options.

The Company's effective tax rate for fiscal 2018 differs from the statutory rate due to a $5,466 benefit from the remeasurement of the deferred tax liabilities as a result of the TCJA, a $4,091 excess tax benefit associated with the exercise of stock options, a net tax benefit of $3,977 from the release of indemnified tax positions and a benefit of $3,309 for the domestic manufacturing deduction, partially offset by $5,675 of state income tax expense.

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

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax assets are as follows:

(in thousands)	September 30, 2019	September 30, 2018
Deferred tax assets:
Accrued liabilities and reserves	$32,664	$32,099
Tax loss and credit carryforwards	13,296	12,435
Postretirement benefits	10,315	4,317
Inventory	8,813	11,220
Other	916	218
	$66,004	$60,289
Deferred tax liabilities:
Property, plant and equipment	$(21,312)	$(13,739)
Intangible assets	(47,887)	(48,375)
Loss on investment	(4,790)	(5,321)
Other	(3,660)	(1,775)
	$(77,649)	$(69,210)
Net deferred tax liability before valuation allowance	(11,645)	(8,921)
Valuation allowance	(7,764)	(7,427)
Net deferred tax liability	$(19,409)	$(16,348)

As of September 30, 2019, the Company has $43,403 of state net operating loss carryforwards which expire beginning in 2019 through 2035. In certain non-U.S. jurisdictions, the Company has net operating loss carryforwards of $40,457 which have an expiration period ranging from five years to unlimited.

Valuation allowances have been established on net operating losses and other deferred tax assets in Australia, France, Asia Pacific, and other foreign and United States state jurisdictions, as a result of the Company's determination that there is less than 50% likelihood that these assets will be realized. Evidence for this determination includes three year cumulative loss positions, future reversal of temporary differences, and expectations of future losses. For fiscal 2019, the Company assessed the need for a continued valuation allowance against deferred tax assets in the Company's Asia Pacific business based on recent taxable income and the expected future performance of the business. As a result, the Company has released a $550 valuation allowance against the deferred tax assets of the Asia Pacific business.

As of September 30, 2019, the Company had unrecognized tax benefits of $794 which, if recognized, would positively benefit the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2019 and September 30, 2018, the Company had accrued interest and penalties of $54 and $78, respectively, in the consolidated balance sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefit, excluding interest and penalties, is as follows:

(in thousands)
Balance as of September 30, 2016	$3,803
Additions based on tax positions related to prior years	63
Settlements	(288)
Balance as of September 30, 2017	3,578
Additions based on tax positions related to prior years	893
Settlements	(3,107)
Balance as of September 30, 2018	1,364
Additions based on tax positions related to prior years	244
Settlements	(814)
Balance as of September 30, 2019	$794

During fiscal 2019, the balance of unrecognized tax benefits decreased by $814 as a result of completing state tax audits and the expiration of the statute of limitations in federal and various state jurisdictions, partially offset by an increase of $244, primarily related to various state jurisdiction's uncertain tax positions. The related accrued penalties and interest for uncertain tax positions decreased by $25.

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

Jurisdiction	Years Open to Audit
United States	2016, 2017 and 2018

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

For the fiscal year ended September 30, 2019, the Company recorded a $635 provision for withholding taxes on the planned distribution of income from one of its Europe subsidiaries. The Company did not record income tax or non-income tax expense related to the remaining foreign earnings, and did not record any deferred tax liabilities for any basis differences in investments in subsidiaries as the earnings are expected to be indefinitely reinvested, the investments are essentially permanent in duration, or the Company has concluded that there will be no additional tax liability as a result of the distribution of the income.

For the fiscal years ended September 30, 2018 and September 30, 2017, the Company made no additional provision for United States or non-U.S. income taxes on the undistributed income of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such income is expected to be indefinitely reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such income.

As of September 30, 2019, certain subsidiaries had approximately $52,404 of undistributed income that the Company intends to permanently reinvest. A liability could arise if the Company's intention to permanently reinvest such income were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed of. It is not practicable to estimate the additional income taxes related to permanently reinvested income or the basis differences related to investments in subsidiaries.

The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across its global operations. The Company records tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on the Company's estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carry-forwards. The Company adjusts these reserves in light of changing facts and circumstances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the tax liabilities. For uncertain tax liabilities (including penalties and interest) arising in the periods prior to the Transactions that are resolved in a future period, the Company plans to seek repayment from Tyco under the terms of an investment agreement. Due to the statute of limitations expiring for the fiscal year ended September 30, 2019, the Company has released all of those liabilities and the offsetting receivable due from Tyco.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
(in thousands, except per share data)	September 30, 2019	September 30, 2018	September 30, 2017
Numerator:
Net income	$139,051	$136,645	$84,639
Less: Undistributed earnings allocated to participating securities	3,726	2,456	241
Net income available to common shareholders	$135,325	$134,189	$84,398

Denominator:
Basic weighted average common shares outstanding	46,577	51,791	63,420
Effect of dilutive securities: Non-participating employee stock options (1)	1,200	2,298	3,134
Diluted weighted average common shares outstanding	47,777	54,089	66,554

Basic earnings per share	$2.91	$2.59	$1.33
Diluted earnings per share	$2.83	$2.48	$1.27

(1) Stock options to purchase approximately 0.4 million, 0.3 million, and 0.2 million shares of common stock were outstanding during the years ended September 30, 2019, September 30, 2018, and September 30, 2017, respectively, but were not included in the calculation of diluted earnings per share as the impact of these would have been anti-dilutive.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component, net of tax:

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2017	$(10,445)	$(7,537)	$(17,982)
Other comprehensive income (loss) before reclassifications	4,068	(2,853)	1,215
Amounts reclassified from accumulated other comprehensive loss	329	—	329
Net current period other comprehensive income (loss)	4,397	(2,853)	1,544
Balance as of September 30, 2018	$(6,048)	$(10,390)	$(16,438)
Other comprehensive loss before reclassifications	(15,513)	(7,490)	(23,003)
Amounts reclassified from accumulated other comprehensive loss	76	—	76
Net current period other comprehensive loss	(15,437)	(7,490)	(22,927)
Reclassification of stranded tax benefits (1)	(2,333)	—	(2,333)
Balance as of September 30, 2019	$(23,818)	$(17,880)	$(41,698)

(1) Due to the adoption of ASU 2018-02.

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

	Fiscal Year Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2017
Amortization of defined benefit pension items:
Amortization of net loss (included within other income, net)	$101	$343	$1,303
Tax expense	(25)	(14)	(497)
Net reclassifications for the period	$76	$329	$806

The estimated net actuarial loss for pension benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is expected to be approximately $888.

12. INVENTORIES, NET

A majority of the Company records inventory at the lower of cost or market (primarily last in, first out, or "LIFO"). Approximately 72% and 80% of the Company's inventories are valued at the lower of LIFO cost or market at September 30, 2019 and September 30, 2018, respectively.

(in thousands)	September 30, 2019	September 30, 2018
Purchased materials and manufactured parts, net	$52,742	$58,572
Work in process, net	21,424	21,769
Finished goods, net	151,924	141,412
Inventories, net	$226,090	$221,753

Total inventories would be $3,138 and $26,340 higher than reported as of September 30, 2019 and September 30, 2018, respectively, if the first-in, first-out method was used for all inventories. As of September 30, 2019 and September 30, 2018, the excess and obsolete inventory reserve was $14,295 and $12,909, respectively.

13. PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2019 and September 30, 2018, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	September 30, 2019	September 30, 2018
Land	$19,897	$13,295
Buildings and related improvements	127,061	108,758
Machinery and equipment	318,421	262,078
Leasehold improvements	9,055	7,382
Software	24,835	30,502
Construction in progress	21,264	16,777
Property, plant and equipment	520,533	438,792
Accumulated depreciation	(259,830)	(225,684)
Property, plant and equipment, net	$260,703	$213,108

Depreciation expense for fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017 totaled $39,471, $34,786 and $32,320, respectively.

14. GOODWILL AND INTANGIBLE ASSETS

Goodwill — Changes in the carrying amount of goodwill are as follows:

	Segment
(in thousands)	Electrical Raceway	Mechanical Products & Solutions	Total
Balance as of September 30, 2017	$108,527	$39,189	$147,716
Goodwill divested during year	—	(2,626)	(2,626)
Goodwill acquired during year	813	—	813
Purchase price adjustments	24,527	—	24,527
Exchange rate effects	$(301)	—	$(301)
Balance as of September 30, 2018	$133,566	$36,563	$170,129
Goodwill acquired during year	18,124	—	18,124
Exchange rate effects	(2,022)	—	(2,022)
Balance as of September 30, 2019	$149,668	$36,563	$186,231

Goodwill balances include $3,924 and $43,000 of accumulated impairment losses within the Electrical Raceway and MP&S segments, respectively, as of September 30, 2019 and September 30, 2018.

Intangible Assets — The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets:

		September 30, 2019			September 30, 2018
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Customer relationships	11	$353,256	$(171,777)	$181,479	$330,295	$(141,401)	$188,894
Other	7	19,086	(7,761)	11,325	16,003	(5,861)	10,142
Total		372,342	(179,538)	192,804	346,298	(147,262)	199,036
Indefinite-lived Intangible Assets:
Trade names		92,880	—	92,880	92,880	—	92,880
Total		$465,222	$(179,538)	$285,684	$439,178	$(147,262)	$291,916

Amortization expense for the fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2017 was $32,876, $32,104 and $22,407, respectively. Expected amortization expense for intangible assets over the next five years and thereafter is as follows (in thousands):

2020	$32,400
2021	32,320
2022	30,893
2023	30,575
2024	26,101
2025 and thereafter	40,515

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in estimated useful lives, impairment of intangible assets, and other events.

15. DEBT

Debt as of September 30, 2019 and September 30, 2018 was as follows:

(in thousands)	September 30, 2019	September 30, 2018
First Lien Term Loan Facility due December 22, 2023	$851,361	$912,162
Deferred financing costs	(6,569)	(8,194)
Other	525	279
Total debt	$845,317	$904,247
Less: Current portion	—	26,561
Long-term debt	$845,317	$877,686

During the three months ended March 29, 2019, the Company made an accelerated repayment of $18,680 of principal on the First Lien Loan, which was calculated by a formula based on 2018 excess cash flows and a leverage ratio as defined within the Term Loan Agreement. During the three months ended September 30, 2019, the Company made a voluntary prepayment of $40,000 of principal on the First Lien Loan. This voluntary prepayment resulted in the removal of all principal payment requirements until the contractual maturity of the debt in fiscal 2024.

As of September 30, 2019, future contractual maturities of long-term debt are as follows (in thousands):

2020	$—
2021	—
2022	—
2023	—
2024	852,120
2025 and thereafter	$—

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

On February 2, 2018, AII entered into the (i) First Amendment to the Amended and Restated First Lien Credit Agreement, by and among AII, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other financial institutions party thereto to, among other things, decrease the interest margins applicable to the ABR Loans to 1.75% and Eurodollar Loans to 2.75%, and (ii) Increase Supplement (the "Increase Supplement") to, among other things, incur incremental first lien secured term loans in aggregate principal amount of $425.0 million. The Company used the proceeds from the Increase Supplement to 1) repurchase approximately 17.2 million shares of common stock from the CD&R Investor for a total purchase price of approximately $375.0 million, 2) repay $42.0 million of outstanding loans under the ABL Credit Facility (as defined below) and 3) pay $5.8 million in related fees and expenses. The revisions to the First Lien Term Loan were accounted for as a debt modification, resulting in immediate expensing of related financing costs of $892 within other income, net on the consolidated statements of operations for the year ended September 30, 2018.

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

The ABL Credit Facility has aggregate commitments of $325,000 and is guaranteed by AIH and the United States subsidiaries owned directly or indirectly by AII. AII's availability under the ABL Credit Facility was $301,882 and $315,119 as of September 30, 2019 and September 30, 2018, respectively. Availability under the ABL Credit Facility is subject to a borrowing base equal to the sum of 85% of eligible accounts receivable plus the lesser of (i) 80% of eligible inventory of each borrower and guarantor and (ii) 85% of the net orderly liquidation value of eligible inventory, subject to certain limitations. There were no borrowings outstanding under the ABL Credit Facility as of September 30, 2019 and September 30, 2018, respectively. The company paid a fee of 0.50% on unutilized availability in fiscal 2016 and until December 22, 2016, and a fee of 0.375% for the period from December 22, 2016 through September 30, 2019.

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

16. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company uses forward currency contracts to hedge the effects of foreign exchange relating to certain of the Company's intercompany receivables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from six months to five years. Short-term forward currency contracts are recorded in prepaid expenses and other current assets or other current liabilities and long-term forward currency contracts are recorded in non-trade receivables or other long-term liabilities in the consolidated balance sheets. The fair value gains and losses are included in other income, net within the consolidated statements of operations. See Note 8, ''Other Income, net'' for further detail.

The total notional amounts of undesignated forward currency contracts were £45.0 million and £49.1 million as of September 30, 2019 and September 30, 2018, respectively. There were no undesignated forward currency contracts as of September 30, 2017. Cash flows associated with derivative financial instruments are recognized in the operating section of the consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the recurring assets and liabilities measured at fair value as of September 30, 2019 and September 30, 2018 in accordance with the fair value hierarchy:

	September 30, 2019			September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$72,132	$—	$—	$28,175	$—	$—
Forward currency contracts	—	3,420	—	—	—	—
Liabilities
Forward currency contracts	—	$—	—	—	$1,857	—

In addition to the recurring assets and liabilities measured at fair value, the Company had a contingent consideration liability of $650 as of September 30, 2018 measured at fair value related to the Cii acquisition. This was settled in the second quarter of fiscal 2019. The liability was valued using significant unobservable inputs (Level 3) based on the probability of achievement of first year earnings post acquisition. See Note 3, ''Acquisitions'' for further detail.

The Company's remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the consolidated balance sheets were as follows:

	September 30, 2019		September 30, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan Facility due December 22, 2023	$852,120	$853,543	$913,100	$916,113
Total debt	$852,120	$853,543	$913,100	$916,113

In determining the approximate fair value of its long-term debt, the Company used the trading value among financial institutions, which were classified within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being market-linked variable rate debt.

17. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of September 30, 2019, such obligations were $97,011 for fiscal 2020, $1,826 for fiscal 2021 and $411 thereafter. These amounts represent open purchase orders for materials used in production.

The Company leases certain facilities and equipment under operating leases. Total rental expense on all operating leases was $17,077, $17,403 and $12,941 in fiscal 2019, 2018, and 2017, respectively. At September 30, 2019, minimum future operating lease payments for leases with terms in excess of one year are presented in the table below as follows (in thousands):

2020	$13,526
2021	11,592
2022	8,666
2023	6,362
2024	5,097
2025 and thereafter	6,938
Total	$52,181

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

Legal Contingencies — The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd. ("Tyco"), including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company's total product liability reserves for Special Products Claims and other product liability matters were $2,424 and $6,755 as of September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, the Company believes that the range of reasonably possible losses for Special Products Claims and other product liabilities is between $1,000 and $8,000.

During fiscal 2019, Tyco and the Company agreed with a plaintiff to settle one Special Products claim that was to go to trial.  The Company agreed to fund the total settlement in exchange for Tyco's agreement to cap the Company's Special Products Claim deductible at $12,000, as opposed to the $13,000 cap negotiated within the original indemnity agreement. In conjunction with the payment of that settlement, Tyco and the Company examined the Company's total Special Products Claim payments and agreed that with that settlement payment and payment of a few other legal fee invoices, all of which have now been paid, the Company had met its $12,000 deductible obligation related to these Special Products Claims. Tyco, now Johnson Controls, Inc. ("JCI"), has a contractual obligation to indemnify the Company in respect of all remaining and future claims of incompatibility between the Company's antimicrobial coated steel sprinkler pipe and CPVC pipe used in the same sprinkler system. Tyco has defended and indemnified the Company on Special Products Claims as required.

At this time, the Company does not expect the outcome of the Special Products Claims proceedings, either individually or in the aggregate, to have a material adverse effect on its business, financial condition, results of operations or cash flows, and the Company believes that its reserves are adequate for all remaining contingencies for Special Products Claims.

During fiscal 2017, the U.S. Department of Commerce ruled on a scope request in relation to an Antidumping Duty Order for Malleable Iron Pipe Fittings from China. The ruling subjected certain of the Company's imports of conduit fittings within the Atkore Steel Components Inc. ("ASCI") business (acquired in November 2014) to antidumping duties, which are incremental to the duties previously paid upon importation. The Company appealed the scope decision and established an accrual of $7,501 during the second quarter of fiscal 2017 for the related contingent liability with the related expense recorded in selling, general and administrative expenses in the Company's consolidated statements of operations which covers the post-acquisition period through the date of the scope ruling. On appeal, the Court of International Trade ordered the U.S. Department of Commerce to re-examine certain aspects of its prior scope ruling, and after doing so, the Department filed an amended scope ruling for the Court of International Trade’s consideration. The amended scope ruling finds the ASCI products at issue in the matter to be outside the scope of the aforesaid Antidumping Duty Order. On August 3, 2018, the Court of International Trade sustained the U.S. Department of Commerce’s new scope determination and entered judgment thereupon. The U.S. Department of Commerce did not appeal the ruling by the Court of International Trade by the October 2, 2018 deadline and in fiscal 2018, the Company reversed $7,171 of the related accrual established during the second quarter of fiscal 2017.

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

18. GUARANTEES
The Company has outstanding letters of credit totaling $10,501 supporting workers' compensation and general liability insurance policies and surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $18,200 as of September 30, 2019.

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

19. RELATED PARTY TRANSACTIONS

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

On January 22, 2018, the Company announced a stock repurchase transaction whereby the Company agreed to repurchase from the CD&R Investor, a related party, approximately 17.2 million shares of the Company's common stock, par value $0.01 per share, at a per share price equal to $21.77, for a total purchase price of $375,000, subject to the terms and conditions set forth in the stock purchase agreement. Following the stock repurchase transaction in January 2018 and secondary offerings of the Company's common stock in February 2018 and May 2018, the CD&R Investor did not own any of the Company's common stock on September 30, 2019.

Prior to the CD&R Investor selling all of its remaining shares of the Company in May 2018, transactions between the Company, CD&R and affiliates of CD&R were considered to be between related parties. In addition to the consulting fees referenced above, affiliates of CD&R own equity positions in one of the Company's customers. Net sales during fiscal 2018 and 2017 to this customer were $6,000 and $8,300, respectively.

20. SEGMENT INFORMATION
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

	Fiscal year ended
	September 30, 2019			September 30, 2018			September 30, 2017
(in thousands)	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA
Electrical Raceway	$1,442,278	$1,215	$292,585	$1,365,067	$1,544	$255,260	$1,093,500	$1,283	$189,351
MP&S	474,260	—	$70,040	470,072	81	$51,339	410,434	98	$63,687
Eliminations	—	(1,215)		—	(1,625)		—	(1,381)
Consolidated operations	$1,916,538	$—		$1,835,139	$—		$1,503,934	$—

	Capital Expenditures			Total Assets
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2017	September 30, 2019	September 30, 2018	September 30, 2017
Electrical Raceway	$19,856	$16,389	$13,037	$871,771	$751,024	$757,775
MP&S	13,934	14,267	8,212	252,708	291,164	306,229
Unallocated	1,070	7,845	3,873	312,516	281,872	151,088
Consolidated operations	$34,860	$38,501	$25,122	$1,436,995	$1,324,060	$1,215,092

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Fiscal Year Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2017
Operating segment Adjusted EBITDA
Electrical Raceway	$292,585	$255,260	$189,351
MP&S	70,040	51,339	63,687
Total	$362,625	$306,599	$253,038
Unallocated expenses (a)	(38,217)	(35,050)	(25,430)
Depreciation and amortization	(72,347)	(66,890)	(54,727)
Interest expense, net	(50,473)	(40,694)	(26,598)
Gain (loss) on extinguishment of debt	—	—	(9,805)
Restructuring charges	(3,804)	(1,849)	(1,256)
Stock-based compensation	(11,798)	(14,664)	(12,788)
Certain legal matters	—	4,833	(7,551)
Transaction costs	(1,200)	(9,314)	(4,779)
Gain on purchase of business	7,384	—	—
Gain on sale of a business	—	27,575	—
Gain on sale of joint venture	—	—	5,774
Other (b)	(7,501)	(4,194)	10,247
Income before income taxes	$184,669	$166,352	$126,125

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

The Company's long-lived assets and net sales by geography were as follows:

	Long-lived assets			Net sales
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2017	September 30, 2019	September 30, 2018	September 30, 2017
United States	$219,614	$201,101	$202,823	$1,689,194	$1,651,636	$1,367,907
Other Americas	147	138	164	33,485	43,013	37,908
Europe	43,207	11,090	9,306	142,279	90,915	55,181
Asia-Pacific	1,998	2,386	3,378	51,580	49,575	42,938
Total	$264,966	$214,715	$215,671	$1,916,538	$1,835,139	$1,503,934

The table below shows the amount of net sales from external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in any of the last three fiscal years:

	Fiscal Year Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2017
Metal Electrical Conduit and Fittings	$546,533	$517,935	$349,239
Armored Cable and Fittings	360,494	336,388	323,070
PVC Electrical Conduit & Fittings	292,243	311,811	265,389
Other raceway products	243,008	198,933	155,802
Electrical Raceway	1,442,278	1,365,067	1,093,500

Mechanical Pipe	259,613	253,381	211,245
Other MP&S products	214,647	216,691	199,189
MP&S	474,260	470,072	410,434
Net sales	$1,916,538	$1,835,139	$1,503,934

Risks and Concentrations

Concentration of Credit Risk — The Company extends credit to various customers in the retail and construction industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company's overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of customers and maintains reserves for potential credit losses. As of September 30, 2019, no single customer represented more than 10% of the Company's accounts receivable balance. As of September 30, 2018, one customer, Sonepar Management US, Inc., represented 11% of the Company's accounts receivable balance. As of November 28, 2018, all amounts outstanding as of September 30, 2018, that are due to be paid from Sonepar Management US, Inc., have been received. In fiscal 2017, no single customer accounted for more than 10% of sales or accounts receivable.

Concentration of Employees — As of September 30, 2019, approximately 27% of the Company's employees were represented by a union under a collective bargaining agreement. All unions are either located in the United States or Canada with no unions or Worker's Councils at any of the other locations abroad. Our Harvey, Illinois Special Metal Processing Facility agreement with the United Steelworkers Union, involving a bargaining unit of 15 employees, expired on November 11, 2018 and we successfully negotiated a new agreement which now expires in November 2022. Our Harvey, Illinois collective bargaining agreement with the United Steelworkers involves nearly 400 represented employees, is set expire in April 2020. The Company believes its relationship with its employees is good.

21. QUARTERLY OPERATING RESULTS (UNAUDITED)

The following table presents unaudited selected quarterly financial data for the years ended September 30, 2019 and September 30, 2018. The operating results for any quarter are not necessarily indicative of the results of any future period.

	Three Months Ended
(in thousands, except per share data)	December 28, 2018	March 29, 2019	June 28, 2019	September 30, 2019 (4)	December 29, 2017 (1)	March 30, 2018 (2)	June 29, 2018	September 30, 2018 (3)
Net sales	$452,028	$469,309	$493,491	$501,710	$414,558	$445,000	$498,014	$477,567
Gross profit	110,256	117,088	126,134	143,722	96,867	109,157	120,329	111,731
Net income	26,949	29,555	36,550	45,997	27,189	42,558	34,199	32,699

Net income per share
Basic (5)	$0.56	$0.62	$0.77	$0.96	$0.43	$0.83	$0.73	$0.69
Diluted (5)	0.54	0.61	0.75	0.94	0.41	0.79	0.70	0.66

(1) Includes a $4,758 benefit due to the re-measurement of deferred tax liabilities as a result of the TCJA. See Note 9, "Income taxes" for additional information.
(2) Includes $26,737 pre-tax gain on the sale of Flexhead. The Company recorded an additional working capital adjustment to the assets sold, which increased the gain by $838, in the quarter ending June 29, 2018. See Note 4, "Divestitures" for additional information.

(3) Includes $7,171 pre-tax reversal of expense related to the Antidumping Duty Order for Malleable Iron Pipe Fittings. See Note 17, Commitments and contingencies" for additional information.
(4) Includes a $7,384 gain on the acquisition of Cor-Tek. See Note 3, "Acquisitions" for additional information.
(5) The sum of the quarters may not equal the total of the respective year's earnings per share due to changes in the weighted average shares outstanding throughout the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our President and CEO, William E. Waltz, and our Vice President and CFO, David P. Johnson, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Waltz and Johnson have concluded that both the design and operation of our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
No changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's management assessed, under the supervision and with the participation of our President and CEO, William E. Waltz, and our Vice President and CFO, David P. Johnson, the effectiveness of the Company's internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of September 30, 2019, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm, Deloitte and Touche LLP, has issued an audit report on the Company's internal control over financial reporting for fiscal 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Atkore International Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Atkore International Group Inc. and subsidiaries (the “Company”) as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2019, of the Company and our report dated November 22, 2019, expressed an unqualified opinion on those financial statements.
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
November 22, 2019

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 11. Executive Compensation

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2020 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction I to the Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a).         Financial Statements, Schedules and Exhibits.
1.           Financial Statements

Report of Independent Registered Public Accounting Firm contained in Item 8 of this Annual Report on Form 10-K.	49
Consolidated Statements Of Operations for the years ended September 30, 2019, September 30, 2018, and September 30, 2017 contained in Item 8 of this Annual Report on Form 10-K.	51
Consolidated Statements of Comprehensive Income for the years ended September 30, 2019, September 30, 2018, and September 30, 2017 contained in Item 8 of this Annual Report on Form 10-K.	52
Consolidated Balance Sheets for the years ended September 30, 2019, and September 30, 2018 contained in Item 8 of this Annual Report on Form 10-K.	53
Consolidated Statements of Cash Flows for the years ended September 30, 2019, September 30, 2018, and September 30, 2017 contained in Item 8 of this Annual Report on Form 10-K.	54
Consolidated Statements of Shareholders' Equity for the three year period ended September 30, 2019 contained in Item 8 of this Annual Report on Form 10-K.	56
Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.	57
2.           Financial Statements Schedules
The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I-Atkore International Group Inc. (Parent) Condensed Financial Information	103
Schedule II-Valuation and Qualifying Accounts	107

3. Exhibits	98
The exhibits filed with this report are listed on the Exhibit Index. Entries marked by the symbol † next to the exhibit's number identify management compensatory plans, contracts or arrangements.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Exhibit Description
3.1
Third Amended and Restated Certificate of Incorporation of Atkore International Group Inc., incorporated by reference to Exhibit 10.2 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.

3.2
Third Amended and Restated By-Laws of Atkore International Group Inc., incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2019.

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

10.2
Amended and Restated First Lien Credit Agreement, dated as of December 22, 2016, among Atkore International, Inc., Deutsche Bank AG New York Branch, as administrative agent, the other loan parties party thereto and the several banks and other financial institutions party thereto, incorporated by reference to Exhibit 10.2 to Atkore International Group Inc.’s Current Report on Form 8-K filed on December 22, 2016.

10.2.1
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

10.2.2
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

10.4.1
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

10.06†	Severance Policy, dated May 9, 2012, incorporated by reference to Exhibit 10.21 to AIH’s Annual Report on Form 10-K for the year ended September 23, 2012.

10.07†	Atkore International Group Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.15 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.08†	Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.16 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.09†	Form of Employee Stock Subscription Agreement (Purchased Shares), incorporated by reference to Exhibit 10.17 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.10†	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.25 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.10.1†	Schedule of Signatories to a Director Indemnification Agreement.

10.11†	Atkore International Group Inc. Annual Incentive Plan, incorporated by reference to Exhibit 10.26 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.12†	Atkore International Group Inc. 2016 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.27 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 31, 2016.

10.12.1†
Form of Employee Stock Option Agreement under the 2016 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.28.1 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.12.2†
Form of Employee Restricted Stock Agreement under the 2016 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.28.2 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.13†
Atkore International Group Inc. Non-Employee Director Compensation Program, incorporated by reference to Exhibit 10.29 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.14†
Form of Director Restricted Stock Unit Agreement under the 2016 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.30 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.15†
Form of Employee Stock Option Agreement under the Omnibus Incentive Plan, incorporated by reference to Exhibit 10.3 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, as amended.

10.16†
Form of Employee Restricted Stock Agreement under the Omnibus Incentive Plan, incorporated by reference to Exhibit 10.4 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, as amended.

10.17†
Form of Employee Performance Share Agreement under the Omnibus Incentive Plan, incorporated by reference to Exhibit 10.5 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, as amended.

10.18†
Severance and Retention Policy for Senior Management, effective July 10, 2017, incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.19
Stock Purchase Agreement, dated January 19, 2018, by and among Atkore International Group Inc. and CD&R Allied Holdings, L.P., incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.’s Current Report on Form 8-K filed on January 22, 2018.

10.20
Commitment Letter, dated January 19, 2018, by and among Atkore International Group Inc., Deutsche Bank AG New York Branch and Deutsche Bank Securities Inc. incorporated by reference to Exhibit 10.2 to Atkore International Group Inc.’s Current Report on Form 8-K filed on January 22, 2018.

10.21
Letter Agreement, dated as of January 24, 2018, by and among Atkore International, Inc., Deutsche Bank AG New York Branch, Deutsche Bank Securities, Inc., JPMorgan Chase Bank, N.A., UBS Securities LLC and UBS AG, Stamford Branch, incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.’s Current Report on Form 8-K filed on January 24, 2018.

10.22
Letter Agreement, dated May 4, 2018, by and among William Waltz, Atkore International Inc. and Atkore International Group Inc., incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2018.

10.23	Succession agreement dated June 7, 2019, incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.'s Quarterly Report on Form 10-Q filed on August 7, 2019.

21.1*	List of Subsidiaries of Atkore International Group Inc. as of September 30, 2019.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer of Atkore International Group Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Atkore International Group Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.INS*	XBRL Instance Document (formatted as inline XBRL and contained in Exhibit 101)

101.SCH*	XBRL Taxonomy Extension Schema (formatted as inline XBRL and contained in Exhibit 101)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	November 22, 2019	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 22, 2019	By:	/s/ Michael V. Schrock
			Name:	Michael V. Schrock
			Title:	Director and Chairman of the Board

Date:	November 22, 2019	By:	/s/ William E. Waltz
			Name:	William E. Waltz
			Title:	President and Chief Executive Officer, Director (Principal Executive Officer)

Date:	November 22, 2019	By:	/s/ David P. Johnson
			Name:	David P. Johnson
			Title:	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 22, 2019	By:	/s/ Betty R. Johnson
			Name:	Betty R. Johnson
			Title:	Director

Date:	November 22, 2019	By:	/s/ Jeri L. Isbell
			Name:	Jeri L. Isbell
			Title:	Director

Date:	November 22, 2019	By:	/s/ Wilbert W. James Jr.
			Name:	Wilbert W. James Jr.
			Title:	Director

Date:	November 22, 2019	By:	/s/ Justin A. Kershaw
			Name:	Justin A. Kershaw
			Title:	Director

Date:	November 22, 2019	By:	/s/ Scott H. Muse
			Name:	Scott H. Muse
			Title:	Director

Date:	November 22, 2019	By:	/s/ William VanArsdale
			Name:	William VanArsdale
			Title:	Director

Date:	November 22, 2019	By:	/s/ A. Mark Zeffiro
			Name:	A. Mark Zeffiro
			Title:	Director

SCHEDULE I
ATKORE INTERNATIONAL GROUP INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2019	September 30, 2018
Assets
Investment in subsidiary	$232,936	$122,059
Total Assets	232,936	122,059
Liabilities and Equity
Total Liabilities	$—	$—
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 46,955,163 and 47,079,645 shares issued and outstanding, respectively	$471	$472
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively	(2,580)	(2,580)
Additional paid-in capital	477,139	457,978
Accumulated deficit	(200,396)	(317,373)
Accumulated other comprehensive loss	(41,698)	(16,438)
Total Equity	232,936	122,059
Total Liabilities and Equity	$232,936	$122,059

See Notes to Condensed Financial Information

SCHEDULE I
ATKORE INTERNATIONAL GROUP INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2017
Equity in net income of subsidiary	$139,051	$136,645	$84,639
Net income	139,051	136,645	84,639
Other comprehensive (loss) income of subsidiary, net of tax	(22,927)	1,544	7,968
Comprehensive income	$116,124	$138,189	$92,607

See Notes to Condensed Financial Information

SCHEDULE I
ATKORE INTERNATIONAL GROUP INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2017
Cash Flows from Operating Activities:
Net cash provided by operating activities	$—	$—	$—

Cash Flows from Investing Activities:
Distribution received from subsidiary	24,419	411,775	13,938
Distribution paid to subsidiary	(7,374)	(20,110)	(12,168)
Net cash provided by investing activities	17,045	391,665	1,770

Cash Flows from Financing Activities:
Issuance of common shares	7,374	20,110	12,168
Repurchase of common shares	(24,419)	(411,775)	(13,938)
Net cash used in financing activities	(17,045)	(391,665)	(1,770)

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—

See Notes to Condensed Financial Information

SCHEDULE I
ATKORE INTERNATIONAL GROUP INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL INFORMATION
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
2. Basis of Presentation
The accompanying condensed Parent only financial statements are required in accordance with Rule 4-08(e)(3) of Regulation S-X. The financial statements include the amounts of the Parent and its investment in its subsidiaries under the equity method and does not present the financial statements of the Parent and its subsidiaries on a consolidated basis. Under the equity method, investment in its subsidiaries is stated at cost plus contributions and equity in undistributed income (loss) of subsidiary less distributions received since the date of acquisition. These condensed Parent only financial statements should be read in conjunction with the Atkore International Group Inc. consolidated financial statements and their accompanying notes.
3. Dividends and Distributions from Subsidiaries
The Company received distributions of $24,419, $411,775, and $13,938 from its subsidiaries for the years ended September 30, 2019, September 30, 2018 and September 30, 2017, respectively. The distributions received in fiscal 2019, 2018 and 2017 were used to repurchase shares of the Company's common stock. These dividends were permissible under an exception to the net asset restrictions of the agreements governing AII's borrowings, which allow for dividend payments from AII to AIH or the Parent for the purpose of repurchasing shares of Parent's common stock.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additional (Charges)/Benefit to Income	Write offs and Other	Balance at End of Year
Accounts Receivable Allowance for Doubtful Accounts:
For the fiscal year ended:
2019	$(1,762)	(970)	124	$(2,608)
2018	$(1,239)	(389)	(134)	$(1,762)
2017	$(1,006)	(243)	10	$(1,239)

Deferred Tax Valuation Allowance:
For the fiscal year ended:
2019	$(7,427)	(346)	9	$(7,764)
2018	$(9,512)	428	1,657	$(7,427)
2017	$(8,658)	(1,164)	310	$(9,512)