Form 10-K/A
period 2019-09-30
Atkore International Group Inc.
filed 2020-02-04
CIK 1666138

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

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Atkore International Group Inc. (the “Company”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2019, initially filed on November 22, 2019 (the “Annual Report”), solely to add Exhibit 4.2 - “Description of Capital Stock of Atkore International Group Inc.” as a document filed as an exhibit to the Form 10-K.

As contemplated by Item 601(b)(4)(vi) of SEC Regulation S-K and Instruction 1 to such Item 601(b)(4)(vi), Exhibit 4.2 provides the information required by Item 202(a) through (d) and (f) of SEC Regulation S-K with respect to the shares of common stock, par value $0.01 per share (the “Common Stock”), of the Company. The Common Stock is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934, as amended.

Except for the matter described above, this Amendment does not update or otherwise amend the Annual Report as previously filed. This Amendment does not update the Annual Report for changes in events, estimates or other developments subsequent to the date of the original filing of the Annual Report on November 22, 2019.

Exhibit Index

Exhibit Number	Exhibit Description
4.2	Description of Capital Stock of Atkore International Group Inc.

31.1*	Certification of Chief Executive Officer of Atkore International Group Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Atkore International Group Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of Chief Executive Officer of Atkore International Group Inc. pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**
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
* Filed herewith.
** Previously furnished with our Annual Report on Form 10-K filed on November 22, 2019.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	February 4, 2020	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

3