Form 10-Q
period 2019-12-27
Atkore International Group Inc.
filed 2020-02-04
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2019
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
As of January 29, 2020, there were 47,484,231 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended
(in thousands, except per share data)	Note	December 27, 2019	December 28, 2018
Net sales		$447,448	$452,028
Cost of sales		330,604	341,772
Gross profit		116,844	110,256
Selling, general and administrative		56,215	56,379
Intangible asset amortization	13	8,113	8,214
Operating income		52,516	45,663
Interest expense, net		10,620	12,160
Other income, net	7	(234)	(1,600)
Income before income taxes		42,130	35,103
Income tax expense	8	7,340	8,154
Net income		$34,790	$26,949

Net income per share
Basic	9	$0.72	$0.56
Diluted	9	$0.71	$0.54

See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended
(in thousands)	Note	December 27, 2019	December 28, 2018
Net income		$34,790	$26,949
Other comprehensive (loss) income , net of tax:
Change in foreign currency translation adjustment		5,109	(2,746)
Change in unrecognized loss related to pension benefit plans	5	207	25
Total other comprehensive income (loss)	10	5,316	(2,721)
Comprehensive income		$40,106	$24,228
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	December 27, 2019	September 30, 2019
Assets
Current Assets:
Cash and cash equivalents		$164,135	$123,415
Accounts receivable, less allowance for doubtful accounts of $2,992 and $2,608, respectively		291,880	315,353
Inventories, net	11	242,690	226,090
Prepaid expenses and other current assets		32,246	34,679
Total current assets		730,951	699,537
Property, plant and equipment, net	12	255,225	260,703
Intangible assets, net	13	279,748	285,684
Goodwill	13	188,105	186,231
Right-of-use assets, net	2	44,142	—
Deferred tax assets	8	735	577
Other long-term assets		1,236	4,263
Total Assets		$1,500,142	$1,436,995
Liabilities and Equity
Current Liabilities:
Accounts payable		132,868	150,681
Income tax payable		3,987	2,157
Accrued compensation and employee benefits		21,640	35,770
Customer liabilities		50,264	44,983
Lease obligations	2	12,605	—
Other current liabilities		58,646	53,943
Total current liabilities		280,010	287,534
Long-term debt	14	845,243	845,317
Long-term lease obligations	2	33,056	—
Deferred tax liabilities	8	23,402	19,986
Other long-term tax liabilities		848	3,669
Pension liabilities		33,513	34,509
Other long-term liabilities		11,939	13,044
Total Liabilities		1,228,011	1,204,059
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 47,478,557 and 46,955,163 shares issued and outstanding, respectively		476	471
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		477,276	477,139
Accumulated deficit		(166,659)	(200,396)
Accumulated other comprehensive loss	10	(36,382)	(41,698)
Total Equity		272,131	232,936
Total Liabilities and Equity		$1,500,142	$1,436,995
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three months ended
(in thousands)	Note	December 27, 2019	December 28, 2018
Operating activities:
Net income		$34,790	$26,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		18,730	18,021
Deferred income taxes	8	3,088	(1,306)
Stock-based compensation		3,123	2,982
Amortization of right-of-use assets		3,627	—
Other adjustments to net income		2,855	2,201
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		25,139	22,111
Inventories		(17,640)	4,263
Accounts payable		(14,898)	(30,405)
Other, net		(6,641)	(4,539)
Net cash provided by operating activities		52,173	40,277
Investing activities:
Capital expenditures		(9,809)	(6,875)
Acquisition of businesses, net of cash acquired	4	—	(57,899)
Other, net		15	(151)
Net cash (used in) provided by investing activities		(9,794)	(64,925)
Financing activities:
Issuance of common stock		(2,981)	(695)
Repurchase of common stock		—	(24,419)
Other, net		(60)	(62)
Net cash used for financing activities		(3,041)	(25,176)
Effects of foreign exchange rate changes on cash and cash equivalents		1,382	(919)
Increase (decrease) in cash and cash equivalents		40,720	(50,743)
Cash and cash equivalents at beginning of period		123,415	126,662
Cash and cash equivalents at end of period		$164,135	$75,919
Supplementary Cash Flow information
Capital expenditures, not yet paid		$618	$1,106

See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2019	46,955	$471	(2,580)	$477,139	$(200,396)	$(41,698)	$232,936
Net income	—	—	—	—	34,790	—	34,790
Other comprehensive income	—	—	—	—	—	5,316	5,316
ASU 2016-02 modified retrospective adoption	—	—	—	—	(1,053)	—	(1,053)
Stock-based compensation	—	—	—	3,123	—	—	3,123
Issuance of common stock	524	5	—	(2,986)	—	—	(2,981)
Balance as of December 27, 2019	47,479	476	(2,580)	477,276	(166,659)	(36,382)	272,131

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2018	47,080	$472	$(2,580)	$457,978	$(317,373)	$(16,438)	$122,059
Net income	—	—	—	—	26,949	—	26,949
Other comprehensive loss	—	—	—	—	—	(2,721)	(2,721)
Stock-based compensation	—	—	—	2,982	—	—	2,982
Issuance of common stock	131	1	—	(696)	—	—	(695)
Repurchase of common stock	(1,230)	(12)	—	—	(24,407)	—	(24,419)
Balance as of December 28, 2018	45,981	461	(2,580)	460,264	(314,831)	(19,159)	124,155

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These unaudited condensed consolidated financial statements have been prepared in accordance with the Company's accounting policies and on the same basis as those financial statements included in the Company's latest Annual Report on Form 10-K for the year ended September 30, 2019 filed with the U.S. Securities and Exchange Commission (the "SEC") on November 22, 2019, and should be read in conjunction with those consolidated financial statements and the notes thereto. Certain information and disclosures normally included in the Company's annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

ASU	Description of ASU	Impact to Atkore	Note	Adoption Date
2016-02 Leases (Topic 842)	The Accounting Standards Update ("ASU") requires companies to use a "right of use" lease model that assumes that each lease creates an asset (the lessee's right to use the leased asset) and a liability (the future rent payment obligations), which should be reflected on a lessee's balance sheet to fairly represent the lease transaction and the lessee's related financial obligations with terms of more than 12 months.	The Company adopted the guidance in the first quarter of 2020 using the modified retrospective method. See Note 2, "Leases" for further detail.	2	2020

A summary of accounting guidance not yet adopted is as follows. Effective dates are on the first day of the fiscal year indicated below, unless otherwise specified.

ASU	Description of ASU	Impact to Atkore	Effective Date
2016-13 Financial Instruments - Credit Losses (Topic 326)	The ASU adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses.	Under evaluation.	2021
2018-14 Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The ASU amends Accounting Standards Codification ("ASC") 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans.	Under evaluation.	2021

2. LEASES

On October 1, 2019, we adopted ASC Topic 842 using the modified retrospective transition method. Topic 842 requires the recognition of lease assets and liabilities for operating leases, in addition to the finance lease assets and liabilities previously recorded on our condensed consolidated balance sheets. Beginning on October 1, 2019, our condensed consolidated financial statements are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. The modified retrospective transition method required the cumulative effect, if any, of initially applying the guidance to be recognized as an adjustment to our accumulated deficit as of our adoption date. As a result of adopting Topic 842, we recognized additional operating lease assets and liabilities of $45,519 and $46,941 as of October 1, 2019. The discount rate primarily used to calculate that adjustment was the Company's incremental borrowing rate as of the adoption date, October 1, 2019, as a rate implicit in most contracts was not readily determinable. The Company recorded a cumulative effect adjustment of $1,053 to accumulated deficit, net of tax, as a result of the adoption.

The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed us to carry forward prior conclusions about lease identification, classification and initial direct costs for leases entered into prior to adoption of Topic 842. Additionally, for leases with a term of 12 months or less, the Company elected the short-term lease exemption, which allowed us to not recognize right-of-use assets ("ROU") or lease liabilities for qualifying leases existing at transition and new leases we may enter into in the future. Leases with an initial term of 12 months or less are classified as short-term leases and are not recorded on the condensed consolidated balance sheets. The lease expense for short-term leases is recognized on a straight-line basis over the lease term.

The Company engages in leasing transactions to meet the needs of the business. The Company leases certain warehouses and distribution centers, office space, forklifts, vehicles and other machinery and equipment. The determination to lease, rather than purchase, an asset is primarily contingent upon capital requirements, duration of the forecasted business investment, and asset availability.

The Company determines if an arrangement is a lease at inception and all arrangements deemed to be leases are subject to an assessment to determine the classification between finance and operating leases. The Company's significant assumptions and judgments in determining whether a contract is or contains a lease include establishing whether the supplier has the ability to use other assets to fulfill its service or whether the terms of the agreement enable the Company to control the use of a dedicated property, plant and equipment asset during the contract term. In the majority of the Company's contracts where it must identify whether a lease is present, it is readily determinable that the Company controls the use of the assets and obtains substantially all of the economic benefit during the term of the contract. In those contracts where identification is not readily determinable, the Company has determined that the supplier has either the ability to use another asset to provide the service or the terms of the contract give the supplier the rights to operate the asset at its discretion during the term of the contract, in which case the arrangement would not constitute a lease.

Right-of-use assets and lease obligations are recognized based on the present value of the future minimum lease payments over the lease term as of the commencement date. The Company’s lease agreements have terms that include both lease and non-lease components. Lease component fees are included in the present value of future minimum lease payments. Conversely, non-lease components are not subject to capitalization and are expensed as incurred. Per Topic 842, the contractual interest rate is used to calculate the present value of the future minimum lease payments. However, the majority of the Company’s leases do not provide an implicit rate. Therefore, the Company's significant assumption and judgments in determining the discount rate include determining the incremental borrowing rate. The Company’s incremental borrowing rates are based on the term of the lease, the economic environment of the lease and the effect of collateralization. The valuation of the ROU asset also includes lease payments made in advance of the lease commencement date and initial direct costs incurred to secure the lease and is reduced for lease incentives. The lease terms include options to extend or terminate the lease when it is reasonably certain the Company will exercise the options.

The Company has certain leasing agreements, related to leased vehicles available to our sales personnel, that contain guaranteed residual value terms, which are not expected to be triggered. The Company’s leasing portfolio does not contain any material restrictive covenants.

Leases

(in thousands)	December 27, 2019
Assets
Operating lease assets	$42,812
Finance lease assets	3,962
Total right-of-use assets, gross	$46,774
Less: accumulated depreciation and amortization	(2,632)
Right-of-use assets, net	$44,142

Liabilities
Current liabilities:
Current portion of operating lease liabilities	$12,149
Current portion of finance lease liabilities	456
Lease obligations	$12,605

Noncurrent liabilities:
Operating lease liabilities	$31,972
Finance lease liabilities	1,084
Long-term lease obligations	$33,056
Total lease obligations	$45,661

Lease Cost

The following table summarizes lease costs by type of cost for the three months ended December 27, 2019. In the condensed consolidated statements of operations, cost of sales and selling, general and administrative expenses included lease costs of $2,755 and $1,159, respectively.

(in thousands)	Three months ended December 27, 2019
Condensed Consolidated Statement of Operations Classification	Total
Amortization of right-of-use assets	$3,627
Interest on lease liabilities	8
Variable lease costs	39
Short term lease costs	240
Total lease costs	$3,914

Maturity of Lease Liabilities

The Company's maturity analysis of its lease liabilities as of December 27, 2019 is as follows:

(in thousands)	Financing Leases	Operating Leases
2020	$433	$13,950
2021	412	10,987
2022	387	8,496
2023	295	6,170
2024	60	4,929
2025 and after	—	6,143
Total lease payments	$1,587	$50,675
Less: Interest	(47)	(6,554)
Present value of lease liabilities	$1,540	$44,121

The following represents the Company's future minimum rental payments at September 30, 2019 for agreements classified as operating leases under ASC 840 with non-cancelable terms in excess of one year:

2020	$13,526
2021	11,592
2022	8,666
2023	6,362
2024	5,097
2025 and thereafter	6,938
Total	$52,181

Lease Term and Discount Rate

December 27, 2019
Weighted-average remaining lease term (years)
Operating leases	4.84
Finance leases	3.71

Weighted-average discount rate
Operating leases	4.34%
Finance leases	3.22%

Other Information

(in thousands)	Three months ended December 27, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	3,216
Operating cash flows from finance leases	4
Financing cash flows from finance leases	128

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

4. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers.

On August 21, 2019, Atkore Plastic Pipe Corporation, a wholly-owned subsidiary of the Company acquired the assets of Rocky Mountain Pipe ("Cor-Tek"), a manufacturer of PVC conduit for electrical applications, and considered a leading innovator in cellular core extrusion technology for a purchase price of $14,835. In connection with this acquisition, the Company recorded a bargain purchase gain of $7,384 within other income, net during the fourth quarter of fiscal 2019 in the Statement of Operations. The Company believes that it was able to acquire the net assets of Cor-Tek for less than fair value as a result of Cor-Tek’s financial difficulties.

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

All the above acquisitions were funded with cash on hand. The condensed consolidated financial statements include the results of the acquired companies from the acquisition date. Due to the immaterial nature of these acquisitions, both individually, and in the aggregate, the Company did not include the full year pro forma results of operations for the acquisition year or previous years.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their fair values. The following table summarizes the Level 3 fair values assigned to the net assets acquired and liabilities assumed as of the acquisition date for fiscal 2019:

(in thousands)	Vergokan	Other	Total
Fair value of consideration transferred:
Cash consideration	$58,728	$41,641	$100,369
Other liability consideration	—	1,400	$1,400
Total consideration transferred	58,728	43,041	101,769
Fair value of assets acquired and liabilities assumed:
Cash	829	1,541	2,370
Accounts receivable	8,761	8,217	16,978
Inventories	11,434	7,494	18,928
Intangible assets	12,621	16,400	29,021
Fixed assets	32,490	19,298	51,788
Accounts payable	(18,716)	(7,608)	(26,324)
Gain on purchase of business	—	(7,384)	(7,384)
Other	1,680	(3,412)	(1,732)
Net assets acquired	49,099	34,546	83,645
Excess purchase price attributed to goodwill acquired	$9,629	$8,495	$18,124

The following table summarizes the fair value of intangible assets as of the acquisition date:

	Vergokan		Other
($ in thousands)	Fair Value	Weighted Average Useful Life (Years)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$10,535	12.0	$15,400	10.0
Other	2,086	9.0	1,000	9.0
Total intangible assets	$12,621		$16,400

The purchase price allocation, intangible asset values and related estimates of useful lives for all 2019 acquisitions have been finalized as of December 27, 2019.

5. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended
(in thousands)	Note	December 27, 2019	December 28, 2018
Interest cost		$935	$1,166
Expected return on plan assets		(1,583)	(1,593)
Amortization of actuarial loss		222	25
Net periodic benefit credit	7	$(426)	$(402)

6. RESTRUCTURING CHARGES

The liability for restructuring reserves is included within other current liabilities in the Company's condensed consolidated balance sheets as follows:

	Electrical Raceway		MP&S
(in thousands)	Severance (a)	Other (a)	Severance	Other	Total
Balance as of September 30, 2018	$212	$310	$—	$29	$551
Charges	1,047	2,544	213	—	3,804
Utilization	(867)	(2,854)	(68)	(29)	(3,818)
Balance as of September 30, 2019	392	—	145	—	537
Charges	12	208	—	—	220
Utilization	(26)	(208)	(108)	—	(342)
Exchange rate effects	14	—	—	—	14
Balance as of December 27, 2019	$392	$—	$37	$—	$429
(a) Primarily related to Atkore's commitment to close certain facilities as part of its continuing effort to realign its strategic focus. The Company recorded severance restructuring charges of $12 and $285 related to termination benefits during the three months ended December 27, 2019 and December 28, 2018, respectively. The Company recorded other restructuring charges to close facilities of $208 and $1,080 for the three months ended December 27, 2019 and December 28, 2018, respectively.

The Company expects to utilize all restructuring accruals as of December 27, 2019 within the next twelve months. The net restructuring charges included as a component of selling, general and administrative expenses in the Company's condensed consolidated statements of operations were as follows:

	Three months ended
(in thousands)	December 27, 2019	December 28, 2018
Total restructuring charges, net	$220	$1,387

7. OTHER INCOME, NET

Other income, net consisted of the following:

	Three months ended
(in thousands)	December 27, 2019	December 28, 2018
Undesignated foreign currency derivative instruments	3,123	(2,579)
Foreign exchange (gain) loss on intercompany loans	(2,931)	1,381
Pension-related benefits	(426)	(402)
Other income, net	$(234)	$(1,600)

8. INCOME TAXES

For the three months ended December 27, 2019 and December 28, 2018, the Company's effective tax rate attributable to income before income taxes was 17.4% and 23.2%, respectively. For the three months ended December 27, 2019 and December 28, 2018, the Company's income tax expense was $7,340 and $8,154 respectively. The decrease in the current period effective tax rate was primarily due to an increase in the excess tax benefit associated with stock compensation.

A valuation allowance has been recorded against certain net operating losses in certain foreign jurisdictions.  A valuation allowance is recorded when it is determined to be more likely than not that these assets will not be fully realized in the foreseeable future. The realization of deferred tax assets is dependent upon whether the Company can generate future taxable income in the appropriate character and jurisdiction to utilize the assets. The amount of the deferred tax assets considered realizable is subject to adjustment in future periods.

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that we have determined are more likely than not to be realized upon examination. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the three months ended December 27, 2019 there was no change in the balance of unrecognized tax benefits.

For the three months ended December 27, 2019, the Company made no additional provision for U.S. or non-U.S. income taxes for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as the investments are essentially permanent in duration.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in thousands, except per share data)	December 27, 2019	December 28, 2018
Numerator:
Net income	$34,790	$26,949
Less: Undistributed earnings allocated to participating securities	857	653
Net income available to common shareholders	$33,933	$26,296

Denominator:
Basic weighted average common shares outstanding	47,126	46,995
Effect of dilutive securities: Non-participating employee stock options (1)	873	1,288
Diluted weighted average common shares outstanding	47,999	48,283
Basic earnings per share	$0.72	$0.56
Diluted earnings per share	$0.71	$0.54

(1) Stock options to purchase approximately 0.1 million and 0.6 million shares of common stock were outstanding during the three months ended December 27, 2019 and December 28, 2018, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended December 27, 2019 and December 28, 2018.

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2019	$(23,818)	$(17,880)	$(41,698)
Other comprehensive loss before reclassifications	—	5,109	5,109
Amounts reclassified from accumulated other comprehensive loss, net of tax	207	—	207
Net current period other comprehensive income	207	5,109	5,316
Balance as of December 27, 2019	$(23,611)	$(12,771)	$(36,382)

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2018	$(6,048)	$(10,390)	$(16,438)
Other comprehensive loss before reclassifications	—	(2,746)	(2,746)
Amounts reclassified from accumulated other comprehensive loss, net of tax	25	—	25
Net current period other comprehensive income (loss)	25	(2,746)	(2,721)
Balance as of December 28, 2018	$(6,023)	$(13,136)	$(19,159)

11. INVENTORIES, NET

A majority of the Company's inventories are recorded at the lower of cost (primarily last in, first out, or "LIFO") or market. Approximately 72% and 72% of the Company's inventories were valued at the lower of LIFO cost or market at December 27, 2019 and September 30, 2019, respectively. Interim LIFO determinations, including those at December 27, 2019, are based on management's estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	December 27, 2019	September 30, 2019
Purchased materials and manufactured parts, net	$53,141	$52,742
Work in process, net	24,678	21,424
Finished goods, net	164,871	151,924
Inventories, net	$242,690	$226,090

Total inventories would be $2,639 and $3,138 higher than reported as of December 27, 2019 and September 30, 2019, respectively, if the first-in, first-out method was used for all inventories. As of December 27, 2019, and September 30, 2019, the excess and obsolete inventory reserve was $15,140 and $14,295, respectively.

12. PROPERTY, PLANT AND EQUIPMENT

As of December 27, 2019, and September 30, 2019, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	December 27, 2019	September 30, 2019
Land	$20,058	$19,897
Buildings and related improvements	128,376	127,061
Machinery and equipment	320,100	318,421
Leasehold improvements	8,916	9,055
Software	25,795	24,835
Construction in progress	22,487	21,264
Property, plant and equipment	525,732	520,533
Accumulated depreciation	(270,507)	(259,830)
Property, plant and equipment, net	$255,225	$260,703

Depreciation expense for the three months ended December 27, 2019 and December 28, 2018 totaled $10,617 and $9,807, respectively.

13. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical Raceway	Mechanical Products & Solutions	Total
Balance as of October 1, 2019	$149,668	$36,563	$186,231
Exchange rate effects	1,874	—	1,874
Balance as of December 27, 2019	$151,542	$36,563	$188,105

Goodwill balances as of October 1, 2019 and December 27, 2019 include $3,924 and $43,000 of accumulated impairment losses within the Electrical Raceway and MP&S segments, respectively.

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

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible assets:

		December 27, 2019			September 30, 2019
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$355,992	$(179,950)	$176,042	$353,256	$(171,777)	$181,479
Other	7	19,086	(8,260)	10,826	19,086	(7,761)	11,325
Total		375,078	(188,210)	186,868	372,342	(179,538)	192,804
Indefinite-lived intangible assets:
Trade names		92,880	—	92,880	92,880	—	92,880
Total		$467,958	$(188,210)	$279,748	$465,222	$(179,538)	$285,684

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Amortization expense for the three months ended December 27, 2019 and December 28, 2018 was $8,113 and $8,214, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2020 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2020	$25,854
2021	32,314
2022	30,980
2023	30,860
2024	26,403
2025	13,844
Thereafter	26,613

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

14. DEBT

Debt as of December 27, 2019 and September 30, 2019 was as follows:

(in thousands)	December 27, 2019	September 30, 2019
First Lien Term Loan Facility due December 22, 2023	$851,406	$851,361
Deferred financing costs	(6,163)	(6,569)
Other	—	525
Total debt	$845,243	$845,317
Less: Current portion	—	—
Long-term debt	$845,243	$845,317

The asset-based credit facility (the "ABL Credit Facility") has aggregate commitments of $325,000 and is guaranteed by AIH and the U.S. operating companies owned by AII. AII's availability under the ABL Credit Facility was $282,628 and $301,882 as of December 27, 2019 and September 30, 2019, respectively.

15. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company uses forward currency contracts to hedge the effects of foreign exchange relating to certain of the Company’s intercompany balances denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range at inception from six months to five years. Short-term forward currency contracts are recorded in either other current assets or other current liabilities and long-term forward currency contracts are recorded in either other long-term assets or other long-term liabilities in the condensed consolidated balance sheet. The fair value gains and losses are included in other income, net within the condensed consolidated statements of operations. See Note 7, ''Other Income, net'' for further detail.

The total notional amounts of undesignated forward currency contracts were £45.0 million and £45.0 million as of December 27, 2019 and September 30, 2019, respectively. Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the Company's assets and liabilities measured at fair value:

	December 27, 2019			September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$111,422	$—	$—	$72,132	$—	$—
Forward currency contracts	—	297	—	—	3,420	—

The Company's remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	December 27, 2019		September 30, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan Facility due December 22, 2023	$852,120	$854,677	$852,120	$853,543

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

16. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of December 27, 2019, such obligations were $211,046 for the rest of fiscal year 2020 and $976 for fiscal year 2021 and beyond. These amounts represent open purchase orders for materials used in production.

Legal Contingencies —The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd. ("Tyco"), including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company's total product liability reserves for Special Products Claims and other product liability matters were $2,577 and $2,424 as of December 27, 2019 and September 30, 2019, respectively. As of December 27, 2019, the Company believes that the range of reasonably possible losses for Special Products Claims and other product liabilities is between $1,000 and $8,000.

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

17. GUARANTEES

The Company had outstanding letters of credit totaling $9,501 supporting workers' compensation and general liability insurance policies as of December 27, 2019. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $18,498 as of December 27, 2019.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the sum of income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, restructuring charges, stock-based compensation, certain legal matters, transaction costs and other items, such as inventory reserves and adjustments, release of indemnified uncertain tax positions, and the impact of foreign exchange gains or losses.

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

	Three months ended
	December 27, 2019			December 28, 2018
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$340,788	$588	$70,193	$343,215	$191	$68,489
MP&S	106,660	—	16,654	108,813	—	10,887
Eliminations	—	(588)		—	(191)
Consolidated operations	$447,448	$—		$452,028	$—

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Three months ended
(in thousands)	December 27, 2019	December 28, 2018
Operating segment Adjusted EBITDA
Electrical Raceway	$70,193	$68,489
MP&S	16,654	10,887
Total	86,847	79,376
Unallocated expenses (a)	(9,137)	(9,353)
Depreciation and amortization	(18,730)	(18,021)
Interest expense, net	(10,620)	(12,160)
Restructuring charges	(220)	(1,387)
Stock-based compensation	(3,123)	(2,982)
Transaction costs	(51)	(164)
Other (b)	(2,836)	(206)
Income before income taxes	$42,130	$35,103
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

The Company's net sales by geography were as follows for the three months ended December 27, 2019 and December 28, 2018:

	Three months ended
(in thousands)	December 27, 2019	December 28, 2018
United States	$396,141	$395,628
Other Americas	6,586	9,232
Europe	33,309	33,862
Asia-Pacific	11,412	13,306
Total	$447,448	$452,028

The table below shows the amount of net sales from external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in either period for the three months ended December 27, 2019 and December 28, 2018:

	Three months ended
(in thousands)	December 27, 2019	December 28, 2018
Metal Electrical Conduit and Fittings	$123,842	131,247
Armored Cable and Fittings	83,823	84,345
PVC Electrical Conduit and Fittings	72,888	68,233
Cable Tray and Cable Ladders	50,246	45,774
Other raceway products	9,989	13,616
Electrical Raceway	340,788	343,215

Mechanical Pipe	58,331	60,668
Other MP&S products	48,329	48,145
MP&S	106,660	108,813
Net sales	$447,448	$452,028

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
Results of Operations

The results of operations for the three months ended December 27, 2019 and December 28, 2018 were as follows:

	Three months ended
($ in thousands)	December 27, 2019	December 28, 2018	Change	% Change
Net sales	$447,448	$452,028	$(4,580)	(1.0)%
Cost of sales	330,604	341,772	(11,168)	(3.3)%
Gross profit	116,844	110,256	6,588	6.0%
Selling, general and administrative	56,215	56,379	(164)	(0.3)%
Intangible asset amortization	8,113	8,214	(101)	(1.2)%
Operating income	52,516	45,663	6,853	15.0%
Interest expense, net	10,620	12,160	(1,540)	(12.7)%
Other income, net	(234)	(1,600)	1,366	(85.4)%
Income before income taxes	42,130	35,103	7,027	20.0%
Income tax expense	7,340	8,154	(814)	(10.0)%
Net income	$34,790	$26,949	$7,841	29.1%

Net sales

% Change
Volume	3.1%
Average selling prices	(6.6)%
Foreign exchange	(0.1)%
Acquisitions	2.7%
Other	(0.1)%
Net sales	(1.0)%

Net sales decreased by $4.6 million, or 1.0%, to $447.4 million for the three months ended December 27, 2019, compared to $452.0 million for the three months ended December 28, 2018. The decrease is primarily attributed to $30.0 million of lower average selling prices resulting from lower commodity input costs of steel and resin. The decrease in net sales was partially offset by higher volume of $14.1 million primarily in the PVC electrical conduit and fittings product category sold within the Electrical Raceway segment, as well as, the mechanical pipe product category sold within the Mechanical Products & Solutions segment. Additionally, the decrease in net sales was partially offset by increased sales of $12.4 million from the acquisition of the assets of United Structural Products, LLC. ("US Tray") and Rocky Mountain Pipe ("Cor-Tek") and the acquisition of Flytec Systems Ltd. and its parent holding company, Modern Associates Ltd., in fiscal 2019 (together, the "2019 acquisitions").

Cost of sales

% Change
Volume	3.3%
Average input costs	(11.4)%
Foreign exchange	(0.2)%
Acquisitions	2.9%
Other	2.1%
Cost of sales	(3.3)%

Cost of sales decreased by $11.2 million, or 3.3% to $330.6 million for the three months ended December 27, 2019 compared to $341.8 million for the three months ended December 28, 2018. The decrease was primarily due to the lower input costs of steel and resin of $38.9 million. The decrease was partially offset by higher volume of $11.4 million, incremental costs of $10.0 million due to the 2019 acquisitions, additional freight costs of $4.0 million and inventory adjustments related to changes in market prices of $2.0 million.

Selling, general and administrative

Selling, general and administrative expenses decreased by $0.2 million, or 0.3%, to $56.2 million for the three months ended December 27, 2019 compared to $56.4 million for the three months ended December 28, 2018. The decrease was primarily due to lower restructuring costs of $1.2 million and lower foreign exchange expense of $0.4 million, partially offset by $1.5 million of incremental costs resulting from fiscal 2019 acquisitions.

Intangible asset amortization

Intangible asset amortization expense decreased by $0.1 million, or 1.2%, to $8.1 million for the three months ended December 27, 2019 compared to $8.2 million for the three months ended December 28, 2018. The decrease in intangible asset amortization is primarily due to certain assets that reached the end of their amortized lives by the conclusion of fiscal 2019, partially offset by additional amortization resulting from fiscal 2019 acquisitions.

Interest expense, net

Interest expense, net decreased by $1.5 million, or 12.7% to $10.6 million for the three months ended December 27, 2019 compared to $12.2 million for the three months ended December 28, 2018. The decrease is primarily due to the Company's principal payments in fiscal 2019 resulting in a lower principal balance in fiscal 2020 from which interest expense was derived from.

Other income, net

Other income, net decreased by $1.4 million to $0.2 million for the three months ended December 27, 2019 compared to $1.6 million for the three months ended December 28, 2018 primarily due to losses from the Company's undesignated foreign currency derivative instruments partially offset by foreign exchange gains on intercompany loans.

Income tax expense

The Company's income tax rate decreased to 17.4% for the three months ended December 27, 2019 compared to 23.2% for the three months ended December 28, 2018. The decrease in the current period effective tax rate was primarily due to an increase in the excess tax benefit associated with stock compensation, which had a greater impact in fiscal 2020.

Segment results

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the sum of income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, restructuring charges, stock-based compensation, certain legal matters, transaction costs and other items, such as inventory reserves and adjustments, release of indemnified uncertain tax positions, and the impact of foreign exchange gains or losses. We define segment Adjusted EBITDA Margin as segment Adjusted EBITDA as a percentage of segment Net sales.

Electrical Raceway

	Three months ended
($ in thousands)	December 27, 2019	December 28, 2018	Change	% Change
Net sales	$341,376	$343,406	$(2,030)	(0.6)%
Adjusted EBITDA	$70,193	$68,489	$1,704	2.5%
Adjusted EBITDA Margin	20.6%	19.9%

Net sales

% Change
Volume	2.0%
Average selling prices	(5.6)%
Foreign exchange	(0.2)%
Acquisitions	3.6%
Other	(0.4)%
Net sales	(0.6)%

Net sales decreased by $2.0 million, or 0.6%, to $341.4 million for the three months ended December 27, 2019 compared to $343.4 million for the three months ended December 28, 2018. The decrease is primarily attributed to the pass-through impact of lower average selling prices of $19.1 million resulting from lower commodity input costs of steel and resin. The decrease in net sales was partially offset by the 2019 acquisitions, which contributed $12.4 million in sales for the three months ended December 27, 2019. Additionally, the decrease in net sales was offset by $6.7 million in higher volume, primarily in the PVC electrical conduit and fittings product category.

Adjusted EBITDA

Adjusted EBITDA for the three months ended December 27, 2019 increased by $1.7 million, or 2.5%, to $70.2 million from $68.5 million for the three months ended December 28, 2018. Adjusted EBITDA margins increased to 20.6% for the three months ended December 27, 2019 compared to 19.9% for the three months ended December 28, 2018. The increase in Adjusted EBITDA was largely due to operational efficiencies, the contributions from the 2019 acquisitions, and incremental profit from higher volume.

Mechanical Products & Solutions

	Three months ended
($ in thousands)	December 27, 2019	December 28, 2018	Change	% Change
Net sales	$106,660	$108,813	$(2,153)	(2.0)%
Adjusted EBITDA	$16,654	$10,887	$5,767	53.0%
Adjusted EBITDA Margin	15.6%	10.0%

Net sales

% Change
Volume	6.8%
Average selling prices	(10.0)%
Other	1.2%
Net sales	(2.0)%

Net sales decreased by $2.2 million, or 2.0%, for the three months ended December 27, 2019 to $106.7 million compared to $108.8 million for the three months ended December 28, 2018. The decrease is primarily attributed to the pass-through impact of lower average input costs of steel products of $10.8 million, partially offset by higher volume of $7.3 million primarily in the mechanical pipe product category.

Adjusted EBITDA

Adjusted EBITDA increased by $5.8 million, or 53.0%, to $16.7 million for the three months ended December 27, 2019 compared to $10.9 million for the three months ended December 28, 2018. Adjusted EBITDA margins increased to 15.6% for the three months ended December 27, 2019 compared to 10.0% for the three months ended December 28, 2018. Adjusted EBITDA increased primarily due to higher volume, pricing strategies and operational efficiencies.

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $164.1 million as of December 27, 2019, of which $46.9 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company's intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund operational needs. As of December 27, 2019, there were no outstanding borrowings under the ABL Credit Facility and $9.5 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $292.1 million and approximately $282.6 million was available under the ABL Credit Facility as of December 27, 2019. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Three months ended
(in thousands)	December 27, 2019	December 28, 2018
Cash flows provided by (used in):
Operating activities	$52,173	$40,277
Investing activities	(9,794)	(64,925)
Financing activities	(3,041)	(25,176)

Operating activities

During the three months ended December 27, 2019, the Company was provided $52.2 million by operating activities compared to $40.3 million during the three months ended December 28, 2018. The $11.9 million increase in cash provided was primarily due to higher gross profit, partially offset by lower cash flows from working capital.

Investing activities

During the three months ended December 27, 2019, the Company used $9.8 million in investing activities compared to $64.9 million during the three months ended December 28, 2018. The decrease in cash used in investing activities is primarily due the acquisition of Vergokan for $58.7 million during the three months ended December 28, 2018.

Financing Activities

During the three months ended December 27, 2019, the Company used $3.0 million in financing activities compared to $25.2 million used during the three months ended December 28, 2018. The decrease in cash used in financing activities is primarily due to $24.4 million of share repurchases during the three months ended December 28, 2018, compared to no share repurchases during the three months ended December 27, 2019.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments since the filing of our Annual Report on Form 10-K.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed or referenced under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	declines in, and uncertainty regarding, the general business and economic conditions in the United States and international markets in which we operate;

•	weakness or another downturn in the United States non-residential construction industry;

•	changes in prices of raw materials;

•	pricing pressure, reduced profitability, or loss of market share due to intense competition;

•	availability and cost of third-party freight carriers and energy;

•	high levels of imports of products similar to those manufactured by us;

•	changes in federal, state, local and international governmental regulations and trade policies;

•	changes in foreign laws and legal systems, including as a result of Brexit;

•	recent and future changes to tax legislation

•	adverse weather conditions;

•	failure to generate sufficient cash flow from operations or to raise sufficient funds in the capital markets to satisfy existing obligations and support the development of our business;

•	increased costs relating to future capital and operating expenditures to maintain compliance with environmental, health and safety laws;

•	reduced spending by, deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document (formatted as inline XBRL)
101.SCH#	XBRL Taxonomy Schema Linkbase Document (formatted as inline XBRL
101.CAL#	XBRL Taxonomy Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Definition Linkbase Document
101.LAB#	XBRL Taxonomy Labels Linkbase Document
101.PRE#	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
#	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	February 4, 2020	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)