Form 10-Q
period 2020-03-27
Atkore International Group Inc.
filed 2020-05-05
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2020
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
As of April 30, 2020, there were 47,187,527 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Six months ended
(in thousands, except per share data)	Note	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Net sales		$455,654	$469,309	$903,102	$921,337
Cost of sales		324,051	352,221	654,655	693,993
Gross profit		131,603	117,088	248,447	227,344
Selling, general and administrative		62,360	56,350	118,575	112,729
Intangible asset amortization	13	8,071	8,196	16,184	16,410
Operating income		61,172	52,542	113,688	98,205
Interest expense, net		10,564	13,328	21,184	25,488
Other income, net	7	(1,685)	(594)	(1,919)	(2,194)
Income before income taxes		52,293	39,808	94,423	74,911
Income tax expense	8	13,100	10,253	20,440	18,407
Net income		$39,193	$29,555	$73,983	$56,504

Net income per share
Basic	9	$0.81	$0.62	$1.53	$1.18
Diluted	9	$0.80	$0.61	$1.50	$1.15

See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended		Six months ended
(in thousands)	Note	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Net income		$39,193	$29,555	$73,983	$56,504
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment		(6,229)	952	(1,120)	(1,794)
Change in unrecognized loss related to pension benefit plans	5	226	15	433	40
Total other comprehensive income (loss)	10	(6,003)	967	(687)	(1,754)
Comprehensive income		$33,190	$30,522	$73,296	$54,750
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	March 27, 2020	September 30, 2019
Assets
Current Assets:
Cash and cash equivalents		$137,202	$123,415
Accounts receivable, less allowance for doubtful accounts of $3,410 and $2,608, respectively		305,617	315,353
Inventories, net	11	246,235	226,090
Prepaid expenses and other current assets		54,083	34,679
Total current assets		743,137	699,537
Property, plant and equipment, net	12	246,304	260,703
Intangible assets, net	13	269,882	285,684
Goodwill	13	186,779	186,231
Right-of-use assets, net	2	41,629	—
Deferred tax assets	8	1,016	577
Other long-term assets		4,820	4,263
Total Assets		$1,493,567	$1,436,995
Liabilities and Equity
Current Liabilities:
Accounts payable		128,173	150,681
Income tax payable		2,690	2,157
Accrued compensation and employee benefits		23,981	35,770
Customer liabilities		39,307	44,983
Lease obligations	2	12,048	—
Other current liabilities		48,911	53,943
Total current liabilities		255,110	287,534
Long-term debt	14	845,694	845,317
Long-term lease obligations	2	30,411	—
Deferred tax liabilities	8	21,336	19,986
Other long-term tax liabilities		740	3,669
Pension liabilities		32,520	34,509
Other long-term liabilities		12,322	13,044
Total Liabilities		1,198,133	1,204,059
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 47,175,927 and 46,955,163 shares issued and outstanding, respectively		473	471
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		482,399	477,139
Accumulated deficit		(142,473)	(200,396)
Accumulated other comprehensive loss	10	(42,385)	(41,698)
Total Equity		295,434	232,936
Total Liabilities and Equity		$1,493,567	$1,436,995
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Six months ended
(in thousands)	Note	March 27, 2020	March 29, 2019
Operating activities:
Net income		$73,983	$56,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		37,208	36,301
Deferred income taxes	8	1,036	(1,101)
Stock-based compensation		7,646	4,816
Amortization of right-of-use assets		7,384	—
Loss on disposal of property, plant and equipment		4,560	—
Other adjustments to net income		2,672	3,046
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		7,757	(4,839)
Inventories		(22,719)	8,540
Accounts payable		(18,856)	(19,135)
Other, net		(51,387)	(41,343)
Net cash provided by operating activities		49,284	42,789
Investing activities:
Capital expenditures		(17,139)	(14,712)
Acquisition of businesses, net of cash acquired	4	—	(57,899)
Other, net		30	(194)
Net cash used in investing activities		(17,109)	(72,805)
Financing activities:
Borrowings under credit facility		—	17,000
Repayments under credit facility		—	(17,000)
Repayments of short-term debt	14	—	(20,980)
Issuance of common stock		(2,380)	1,291
Repurchase of common stock		(15,011)	(24,419)
Other, net		(30)	(677)
Net cash used for financing activities		(17,421)	(44,785)
Effects of foreign exchange rate changes on cash and cash equivalents		(967)	(363)
Increase (decrease) in cash and cash equivalents		13,787	(75,164)
Cash and cash equivalents at beginning of period		123,415	126,662
Cash and cash equivalents at end of period		$137,202	$51,498
Supplementary Cash Flow information
Capital expenditures, not yet paid		$713	$626

See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2018	47,080	$472	(2,580)	$457,978	$(317,373)	$(16,438)	$122,059
Net income	—	—	—	—	26,949	—	26,949
Other comprehensive income	—	—	—	—	—	(2,721)	(2,721)
Stock-based compensation	—	—	—	2,982	—	—	2,982
Issuance of common stock	131	1	—	(696)		—	(695)
Repurchase of common stock	(1,230)	(12)	—	—	(24,407)	—	(24,419)
Balance as of December 28, 2018	45,981	461	(2,580)	460,264	(314,831)	(19,159)	124,155
Net income	—	—	—	—	29,555	—	29,555
Other comprehensive income	—	—	—	—	—	967	967
Reclassification of stranded tax benefits (1)	—	—	—	—	2,333	(2,333)	—
Stock-based compensation	—	—	—	1,834	—	—	1,834
Issuance of common stock	235	2	—	1,984	—		1,986
Balance as of March 30, 2019	46,216	463	(2,580)	464,082	(282,943)	(20,525)	158,497

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2019	46,955	$471	$(2,580)	$477,139	$(200,396)	$(41,698)	$232,936
Net income	—	—	—	—	34,790	—	34,790
Other comprehensive loss	—	—	—	—	—	5,316	5,316
ASU 2016-02 modified retrospective adoption	—	—	—	—	(1,053)	—	(1,053)
Stock-based compensation	—	—	—	3,123	—	—	3,123
Issuance of common stock	524	5	—	(2,986)	—	—	(2,981)
Balance as of December 27, 2019	47,479	476	(2,580)	477,276	(166,659)	(36,382)	272,131
Net income	—	—	—	—	39,193	—	39,193
Other comprehensive loss	—	—	—	—	—	(6,003)	(6,003)
Stock-based compensation	—	—	—	4,523	—	—	4,523
Issuance of common stock	91	1	—	600	—	—	601
Repurchase of common stock	(394)	(4)	—	—	(15,007)	—	(15,011)
Balance as of March 27, 2020	47,176	473	(2,580)	482,399	(142,473)	(42,385)	295,434

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These unaudited condensed consolidated financial statements have been prepared in accordance with the Company's accounting policies and on the same basis as those financial statements included in the Company's latest Annual Report on Form 10-K for the year ended September 30, 2019, filed with the U.S. Securities and Exchange Commission (the "SEC") on November 22, 2019, and should be read in conjunction with those consolidated financial statements and the notes thereto. Certain information and disclosures normally included in the Company's annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

ASU	Description of ASU	Impact to Atkore	Effective Date
2016-13 Financial Instruments - Credit Losses (Topic 326)	The ASU adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses.	Under evaluation.	2021
2018-14 Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The ASU amends Accounting Standards Codification ("ASC") 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans.	Under evaluation.	2021
2019-12 Income Tax	The ASU amends ASC 740 to simplify the accounting for various topics related to income taxes.	Under evaluation.	2021
2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (issued March 12, 2020)	The ASU addresses constituents’ concerns about certain accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates.	Under evaluation.	2022

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

Leases

(in thousands)	March 27, 2020
Assets
Operating lease assets	$39,900
Finance lease assets	3,564
Total right-of-use assets, gross	$43,464
Less: accumulated depreciation	(1,835)
Right-of-use assets, net	$41,629

Liabilities
Current liabilities:
Current portion of operating lease liabilities	$11,556
Current portion of finance lease liabilities	492
Lease obligations	$12,048

Noncurrent liabilities:
Operating lease liabilities	$29,476
Finance lease liabilities	935
Long-term lease obligations	$30,411
Total lease obligations	$42,459

Lease Cost

The following table summarizes lease costs by type of cost for the three months ended March 27, 2020. In the condensed consolidated statements of operations, cost of sales and selling, general and administrative expenses included lease costs of $3,194 and $967, respectively.

(in thousands)	Three months ended March 27, 2020
Condensed Consolidated Statement of Operations Classification	Total
Amortization of right-of-use assets	$3,757
Interest on lease liabilities	14
Variable lease costs	43
Short term lease costs	347
Total lease costs	$4,161

The following table summarizes lease costs by type of cost for the six months ended March 27, 2020. In the condensed consolidated statements of operations, cost of sales and selling, general and administrative expenses included lease costs of $5,950 and $2,125, respectively.

(in thousands)	Six months ended March 27, 2020
Condensed Consolidated Statement of Operations Classification	Total
Amortization of right-of-use assets	$7,384
Interest on lease liabilities	22
Variable lease costs	82
Short term lease costs	587
Total lease costs	$8,075

Maturity of Lease Liabilities

The Company's maturity analysis of its lease liabilities as of March 27, 2020 is as follows:

(in thousands)	Financing Leases	Operating Leases
2020	$462	$13,274
2021	388	10,366
2022	382	8,202
2023	237	6,010
2024	16	4,826
2025 and after	—	4,919
Total lease payments	$1,485	$47,597
Less: Interest	(59)	(6,565)
Present value of lease liabilities	$1,426	$41,032

The following represents the Company's future minimum rental payments at September 30, 2019 for agreements classified as operating leases under ASC 840 with non-cancelable terms in excess of one year:

2020	$13,526
2021	11,592
2022	8,666
2023	6,362
2024	5,097
2025 and thereafter	6,938
Total	$52,181

Lease Term and Discount Rate

March 27, 2020
Weighted-average remaining lease term (years)
Operating leases	4.74
Finance leases	3.52

Weighted-average discount rate
Operating leases	4.34%
Finance leases	3.16%

Other Information

(in thousands)	Six months ended March 27, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	6,517
Operating cash flows from finance leases	14
Financing cash flows from finance leases	267

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

5. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended		Six months ended
(in thousands)	Note	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Interest cost		$935	$1,166	$1,870	$2,332
Expected return on plan assets		(1,583)	(1,593)	(3,166)	(3,186)
Amortization of actuarial loss		222	25	444	50
Net periodic benefit credit	7	$(426)	$(402)	$(852)	$(804)

6. RESTRUCTURING CHARGES

The liability for restructuring reserves is included within other current liabilities in the Company's condensed consolidated balance sheets as follows:

	Electrical Raceway		MP&S		Other/Corporate
(in thousands)	Severance (a)	Other (b)	Severance (a)	Other	Severance (a)	Total
Balance as of September 30, 2018	$212	$310	$—	$29	$—	$551
Charges	1,047	2,544	213	—	—	3,804
Utilization	(867)	(2,854)	(68)	(29)	—	(3,818)
Balance as of September 30, 2019	392	—	145	—	—	537
Charges	1,116	1,283	398	—	68	2,865
Utilization	(228)	(1,283)	(131)	—	—	(1,642)
Exchange rate effects	5	—	—	—	—	5
Balance as of March 27, 2020	$1,285	$—	$412	$—	$68	$1,765
(a) Charges for the three and six months ended March 27, 2020 include a $1,570 charge for a reduction in force implemented as part of adjusting to the macroeconomic impacts related to the outbreak of the novel coronavirus (COVID-19).
(b) Primarily related to Atkore's commitment to close certain facilities as part of its continuing effort to realign its strategic focus. The Company recorded other restructuring charges to close facilities of $1,283 and $1,834 for the six months ended March 27, 2020 and March 29, 2019, respectively, and for the three months ended March 27, 2020 and March 29, 2019 the company recorded $1,075 and $759 respectively.

The Company expects to utilize all restructuring accruals as of March 27, 2020 within the next twelve months. The net restructuring charges included as a component of selling, general and administrative expenses in the Company's condensed consolidated statements of operations were as follows:

	Three months ended		Six months ended
(in thousands)	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Total restructuring charges, net	$2,645	$1,085	$2,865	$2,472

7. OTHER INCOME, NET

Other income, net consisted of the following:

	Three months ended		Six months ended
(in thousands)	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Undesignated foreign currency derivative instruments	$(3,666)	$1,112	$(543)	$(1,467)
Foreign exchange (gain) loss on intercompany loans	2,407	(1,318)	(524)	63
Pension-related benefits	(426)	(402)	(852)	(804)
Other	—	14	—	14
Other income, net	$(1,685)	$(594)	$(1,919)	$(2,194)

8. INCOME TAXES

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. While we are still assessing the impact of the legislation, we do not expect there to be a material impact to our consolidated financial statements at this time.

For the three months ended March 27, 2020 and March 29, 2019, the Company's effective tax rate attributable to income before income taxes was 25.1% and 25.8%, respectively. For the three months ended March 27, 2020 and March 29, 2019, the Company's income tax expense was $13,100 and $10,253 respectively. The decrease in the current period effective tax rate was primarily due to an increase in the excess tax benefit associated with stock compensation.

For the six months ended March 27, 2020 and March 29, 2019, the Company's effective tax rate attributable to income before income taxes was 21.6% and 24.6%, respectively. For the six months ended March 27, 2020 and March 29, 2019, the Company's income tax expense was $20,440 and $18,407 respectively. The decrease in the current period effective tax rate was primarily due to an increase in the excess tax benefit associated with stock compensation.

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

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that we have determined are more likely than not to be realized upon examination. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the six months ended March 27, 2020, the balance of unrecognized tax benefits decreased by $108 upon the resolution of a state audit item.

For the six months ended March 27, 2020, the Company made no additional provision for U.S. or non-U.S. income taxes for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as the investments are essentially permanent in duration.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in thousands, except per share data)	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Numerator:
Net income	$39,193	$29,555	$73,983	$56,504
Less: Undistributed earnings allocated to participating securities	853	857	1,719	1,507
Net income available to common shareholders	$38,340	$28,698	$72,264	$54,997

Denominator:
Basic weighted average common shares outstanding	47,404	46,079	47,268	46,529
Effect of dilutive securities: Non-participating employee stock options (1)	691	1,290	961	1,288
Diluted weighted average common shares outstanding	48,095	47,369	48,229	47,817
Basic earnings per share	$0.81	$0.62	$1.53	$1.18
Diluted earnings per share	$0.80	$0.61	$1.50	$1.15

(1) Stock options to purchase approximately 0.3 million and 0.4 million shares of common stock were outstanding during the three months ended March 27, 2020 and March 29, 2019, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive. Stock options to purchase approximately 0.1 million and 0.5 million shares of common stock were outstanding during the six months ended March 27, 2020 and March 29, 2019, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 27, 2020 and March 29, 2019.

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2019	$(23,818)	$(17,880)	$(41,698)
Other comprehensive loss before reclassifications	—	(1,120)	(1,120)
Amounts reclassified from accumulated other comprehensive loss, net of tax	433	—	433
Net current period other comprehensive income (loss)	433	(1,120)	(687)
Balance as of March 27, 2020	$(23,385)	$(19,000)	$(42,385)

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2018	$(6,048)	$(10,390)	$(16,438)
Other comprehensive loss before reclassifications	—	(1,794)	(1,794)
Amounts reclassified from accumulated other comprehensive loss, net of tax	40	—	40
Net current period other comprehensive income (loss)	40	(1,794)	(1,754)
Reclassification of stranded tax benefits (1)	(2,333)	—	(2,333)
Balance as of March 29, 2019	$(8,341)	$(12,184)	$(20,525)

(1) Due to the adoption of ASU 2018-02.

The following table presents the changes in accumulated other comprehensive loss by component for the six months ended March 27, 2020 and March 29, 2019.

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of December 27, 2019	$(23,611)	$(12,771)	$(36,382)
Other comprehensive loss before reclassifications	—	(6,229)	(6,229)
Amounts reclassified from accumulated other comprehensive loss, net of tax	226	—	226
Net current period other comprehensive income (loss)	226	(6,229)	(6,003)
Balance as of March 27, 2020	$(23,385)	$(19,000)	$(42,385)

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of December 28, 2018	$(6,023)	$(13,136)	$(19,159)
Other comprehensive loss before reclassifications	—	952	952
Amounts reclassified from accumulated other comprehensive loss, net of tax	15	—	15
Net current period other comprehensive income (loss)	15	952	967
Reclassification of stranded tax benefits (1)	(2,333)	—	(2,333)
Balance as of March 29, 2019	$(8,341)	$(12,184)	$(20,525)

(1) Due to the adoption of ASU 2018-02.

11. INVENTORIES, NET

A majority of the Company's inventories are recorded at the lower of cost (primarily last in, first out, or "LIFO") or market. Approximately 75% and 72% of the Company's inventories were valued at the lower of LIFO cost or market at March 27, 2020 and September 30, 2019, respectively. Interim LIFO determinations, including those at March 27, 2020, are based on management's estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	March 27, 2020	September 30, 2019
Purchased materials and manufactured parts, net	$54,173	$52,742
Work in process, net	22,461	21,424
Finished goods, net	169,601	151,924
Inventories, net	$246,235	$226,090

Total inventories would be $1,938 and $3,138 higher than reported as of March 27, 2020 and September 30, 2019, respectively, if the first-in, first-out method was used for all inventories. As of March 27, 2020, and September 30, 2019, the excess and obsolete inventory reserve was $12,946 and $14,295, respectively.

12. PROPERTY, PLANT AND EQUIPMENT

As of March 27, 2020, and September 30, 2019, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	March 27, 2020	September 30, 2019
Land	$20,053	$19,897
Buildings and related improvements	128,511	127,061
Machinery and equipment	317,399	318,421
Leasehold improvements	8,941	9,055
Software	25,974	24,835
Construction in progress	23,287	21,264
Property, plant and equipment	524,165	520,533
Accumulated depreciation	(277,861)	(259,830)
Property, plant and equipment, net	$246,304	$260,703

Depreciation expense for the three months ended March 27, 2020 and March 29, 2019 totaled $10,407 and $10,084, respectively. Depreciation expense for the six months ended March 27, 2020 and March 29, 2019 totaled $21,024 and $19,891 respectively.

13. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical Raceway	Mechanical Products & Solutions	Total
Balance as of October 1, 2019	$149,668	$36,563	$186,231
Exchange rate effects	548	—	548
Balance as of March 27, 2020	$150,216	$36,563	$186,779

Goodwill balances as of October 1, 2019 and March 27, 2020 include $3,924 and $43,000 of accumulated impairment losses within the Electrical Raceway and MP&S segments, respectively.

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

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible assets:

		March 27, 2020			September 30, 2019
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$353,642	$(186,994)	$166,648	$353,256	$(171,777)	$181,479
Other	7	19,086	(8,732)	10,354	19,086	(7,761)	11,325
Total		372,728	(195,726)	177,002	372,342	(179,538)	192,804
Indefinite-lived intangible assets:
Trade names		92,880	—	92,880	92,880	—	92,880
Total		$465,608	$(195,726)	$269,882	$465,222	$(179,538)	$285,684

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Amortization expense for the three months ended March 27, 2020 and March 29, 2019 was $8,071 and $8,196, respectively. Amortization expense for the six months ended March 27, 2020 and March 29, 2019 was $16,184 and $16,410, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2020 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2020	$19,437
2021	31,999
2022	30,591
2023	30,539
2024	26,050
2025	13,437
Thereafter	24,949

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

The Company considered whether the adverse economic impacts of the novel coronavirus (COVID-19) outbreak, which were developing during the three months ended March 27, 2020, would indicate whether it is more likely than not that the fair value of its reporting units or its indefinite lived intangible assets would be below the carrying value.

For a majority of the Company’s operations, the fair values of its related reporting units and indefinite lived intangible assets significantly exceeded their respective carrying values as of the most recent impairment testing period in July 2019. For these reporting units and the indefinite lived intangibles, the Company concluded that it was not more likely than not that the fair value of these reporting units or indefinite lived intangible assets was less than the carrying value and therefore there was not a triggering event requiring the performance of an impairment test.

The economic impacts of the COVID-19 outbreak were more substantial for the Company’s reporting unit related to its operations in Europe, Middle East, and Africa (EMEA), due to the cross-border transactions that occur within those operations, the cross-border interactions needed to fully realize the synergies associated with recent in-region acquisitions and the COVID-19 related closing of these borders. The Company deemed the economic related developments of the outbreak to be a triggering event for the EMEA reporting unit as of March 27, 2020 and performed an updated goodwill impairment test as of that date.

The Company calculated the fair value of its EMEA reporting unit considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) a market approach using a transaction analysis.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for the specific reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the guideline public company method is determined for the unit by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the income approach and the guideline company method calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and EBITDA margins, as well as the perceived risk associated with those forecasts, along with selecting representative market multiples. Fair value under the transactional analysis is determined based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the transactional analysis calculations are the assumptions used in determining the reporting unit's comparable public companies, comparable transactions and the selection of the market multiples.

The EMEA reporting unit’s impairment test revealed that its fair value was greater than carrying value by an amount of less than 10%.  The goodwill allocated to the EMEA reporting unit as of March 27, 2020 was $35,029.  As a result, the impairment analysis is sensitive to changes in both business and valuation assumptions. Changes to these assumptions could result in revisions of management's estimates of the fair value of the reporting unit and could result in impairment charges in the future, which could be material to the Company's results of operations. The Company will continue to monitor for such changes in facts or circumstances.  Goodwill impairment charges may be recognized in future periods to the extent changes in facts or circumstances occur, including deterioration in the macroeconomic environment, industry, and deterioration in the Company's performance or its future projections.

14. DEBT

Debt as of March 27, 2020 and September 30, 2019 was as follows:

(in thousands)	March 27, 2020	September 30, 2019
First Lien Term Loan Facility due December 22, 2023	$851,451	$851,361
Deferred financing costs	(5,757)	(6,569)
Other	—	525
Total debt	$845,694	$845,317
Less: Current portion	—	—
Long-term debt	$845,694	$845,317

The asset-based credit facility (the "ABL Credit Facility") has aggregate commitments of $325,000 and is guaranteed by AIH and the U.S. operating companies owned by AII. AII's availability under the ABL Credit Facility was $298,226 and $301,882 as of March 27, 2020 and September 30, 2019, respectively.

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

The total notional amounts of undesignated forward currency contracts were £44.1 million and £45.0 million as of March 27, 2020 and September 30, 2019, respectively. Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the Company's assets and liabilities measured at fair value:

	March 27, 2020			September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$83,235	$—	$—	$72,132	$—	$—
Forward currency contracts	—	4,089	—	—	3,420	—
Liabilities
Forward currency contracts	—	134	—	—	—	—

The Company's remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	March 27, 2020		September 30, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan Facility due December 22, 2023	$852,120	$695,543	$852,120	$853,543

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

16. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of March 27, 2020, such obligations were $167,507 for the rest of fiscal year 2020 and $4,722 for fiscal year 2021 and beyond. These amounts represent open purchase orders for materials used in production.

Legal Contingencies —The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd. ("Tyco"), including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company's total product liability reserves for Special Products Claims and other product liability matters were $746 and $2,424 as of March 27, 2020 and September 30, 2019, respectively. As of March 27, 2020, the Company believes that the range of reasonably possible losses for Special Products Claims and other product liabilities is between $1,000 and $8,000.

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
During the three months ended March 27, 2020, one of the Company’s manufacturing facilities experienced a flood which resulted in damages to certain property, plant and equipment.  This facility is covered under the Company’s property and casualty loss and business interruption insurance policies.  The Company is currently in the process of finalizing its estimates related to the property, plant and equipment losses incurred.  The range of loss is currently estimated to be between $4,560 and $13,000.  This range excludes any amounts related to business interruption losses. The Company believes that, other than the $1,000 deductible expense under the related insurance claim, it will be reimbursed for substantially all other property, plant and equipment losses in connection with the event under its current insurance policies.  The Company has recorded an estimated loss of $4,560 with a related insurance recovery of $3,560 within selling, general and administrative expenses in its condensed consolidated statements of operations for the three and six months ended March 27, 2020.

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

17. GUARANTEES

The Company had outstanding letters of credit totaling $9,501 supporting workers' compensation and general liability insurance policies as of March 27, 2020. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $18,456 as of March 27, 2020.

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

	Three months ended
	March 27, 2020			March 29, 2019
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$339,005	$700	$78,954	$353,119	$395	$67,375
MP&S	116,649	—	16,144	116,190	—	17,421
Eliminations	—	(700)		—	(395)
Consolidated operations	$455,654	$—		$469,309	$—

	Six months ended
	March 27, 2020			March 29, 2019
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$679,793	$1,288	$149,175	$696,334	$586	$135,864
MP&S	223,309	—	32,798	225,003	—	28,308
Eliminations	—	(1,288)		—	(586)
Consolidated operations	$903,102	$—		$921,337	$—

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Three months ended		Six months ended
(in thousands)	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Operating segment Adjusted EBITDA
Electrical Raceway	$78,954	$67,375	$149,175	$135,864
MP&S	16,144	17,421	32,798	28,308
Total	95,098	84,796	181,973	164,172
Unallocated expenses (a)	(8,092)	(7,702)	(17,257)	(17,055)
Depreciation and amortization	(18,478)	(18,280)	(37,208)	(36,301)
Interest expense, net	(10,564)	(13,328)	(21,184)	(25,488)
Restructuring charges	(2,645)	(1,085)	(2,865)	(2,472)
Stock-based compensation	(4,523)	(1,834)	(7,646)	(4,816)
Transaction costs	(6)	(123)	(57)	(287)
Other (b)	1,503	(2,636)	(1,333)	(2,842)
Income before income taxes	$52,293	$39,808	$94,423	$74,911
(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.
(b) Represents other items, such as inventory reserves and adjustments, realized or unrealized gain (loss) on foreign currency transactions, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment and release of certain indemnified uncertain tax positions.

The Company's net sales by geography were as follows for the six months ended March 27, 2020 and March 29, 2019:

	Three months ended		Six months ended
(in thousands)	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
United States	$401,055	$408,007	$797,195	$803,635
Other Americas	7,655	8,977	14,242	18,209
Europe	37,241	38,808	69,327	72,670
Asia-Pacific	9,703	13,517	22,338	26,823
Total	$455,654	$469,309	$903,102	$921,337

The table below shows the amount of net sales from external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in either period for the six months ended March 27, 2020 and March 29, 2019:

	Three months ended		Six months ended
(in thousands)	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Metal Electrical Conduit and Fittings	$125,609	$134,131	$249,451	265,378
Armored Cable and Fittings	82,615	88,629	166,438	172,973
PVC Electrical Conduit and Fittings	71,341	66,183	144,229	134,416
Cable Tray and Cable Ladders	51,103	51,138	101,349	96,912
Other raceway products	8,337	13,038	18,326	26,655
Electrical Raceway	339,005	353,119	679,793	696,334

Mechanical Pipe	65,694	62,039	124,025	122,707
Metal Framing and Fittings	30,676	30,450	58,533	59,061
Other MP&S products	20,279	23,701	40,751	43,235
MP&S	116,649	116,190	223,309	225,003
Net sales	$455,654	$469,309	$903,102	$921,337

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
Recent Developments

The recent outbreak of the novel coronavirus (COVID-19) has continued to spread and is currently classified as a pandemic which is contributing to significant volatility and uncertainty in markets and the global economy.  This heightened volatility and uncertainty makes it difficult for us to predict the extent of COVID-19’s impact on our operations going forward.

               As of the date of this filing, we have seen some order softness in our business, but it is too early to make any judgment on how significant this will become. Factors that contribute to our ability to adjust to the outbreak include currently being deemed an “essential business”, benefiting from mostly localized supply chains, and continuing to take actions within our control to minimize the disruptive impacts of the outbreak.  However, there can be no assurance that we will not be materially and adversely impacted in the future.

Results of Operations

The results of operations for the three months ended March 27, 2020 and March 29, 2019 were as follows:

	Three months ended
($ in thousands)	March 27, 2020	March 29, 2019	Change	% Change
Net sales	$455,654	$469,309	$(13,655)	(2.9)%
Cost of sales	324,051	352,221	(28,170)	(8.0)%
Gross profit	131,603	117,088	14,515	12.4%
Selling, general and administrative	62,360	56,350	6,010	10.7%
Intangible asset amortization	8,071	8,196	(125)	(1.5)%
Operating income	61,172	52,542	8,630	16.4%
Interest expense, net	10,564	13,328	(2,764)	(20.7)%
Other income, net	(1,685)	(594)	(1,091)	183.7%
Income before income taxes	52,293	39,808	12,485	31.4%
Income tax expense	13,100	10,253	2,847	27.8%
Net income	$39,193	$29,555	$9,638	32.6%

Net sales

% Change
Volume	(0.8)%
Average selling prices	(4.0)%
Foreign exchange	(0.3)%
Acquisitions	2.3%
Other	(0.1)%
Net sales	(2.9)%

Net sales decreased by $13.7 million, or 2.9%, to $455.7 million for the three months ended March 27, 2020, compared to $469.3 million for the three months ended March 29, 2019. The decrease is primarily attributed to $18.6 million of lower average selling prices resulting from lower commodity input costs of steel and resin. Additionally, net sales decreased by $3.6 million due to lower volume, primarily in the armored cable and fittings product category sold within the Electrical Raceway segment, partially offset by higher volume in the mechanical pipe product category sold within the Mechanical

Products & Solutions segment. The decrease in net sales was partially offset by increased sales of $10.6 million from the acquisition of the assets of United Structural Products, LLC. ("US Tray") and Rocky Mountain Pipe ("Cor-Tek") and the acquisition of Flytec Systems Ltd. and its parent holding company, Modern Associates Ltd., in fiscal 2019 (together, the "2019 acquisitions").

Cost of sales

% Change
Volume	(1.1)%
Average input costs	(8.5)%
Foreign exchange	(0.3)%
Acquisitions	2.5%
Other	(0.6)%
Cost of sales	(8.0)%

Cost of sales decreased by $28.2 million, or 8.0%, to $324.1 million for the three months ended March 27, 2020 compared to $352.2 million for the three months ended March 29, 2019. The decrease was primarily due to the lower input costs of steel and resin of $29.8 million, lower volume of $4.0 million, and $3.6 million from inventory adjustments related to changes in market prices. The decrease in cost of sales is partially offset by incremental costs of $9.0 million due to the 2019 acquisitions.

Selling, general and administrative

Selling, general and administrative expenses increased by $6.0 million, or 10.7%, to $62.4 million for the three months ended March 27, 2020 compared to $56.4 million for the three months ended March 29, 2019. The increase was primarily due to higher stock compensation expense of $2.7 million, incremental costs resulting from fiscal 2019 acquisitions of $2.3 million, and higher restructuring costs of $1.6 million.

Intangible asset amortization

Intangible asset amortization expense decreased by $0.1 million, or 1.5%, to $8.1 million for the three months ended March 27, 2020 compared to $8.2 million for the three months ended March 29, 2019. The decrease in intangible asset amortization is primarily due to certain assets that reached the end of their amortized lives by the conclusion of fiscal 2019, partially offset by additional amortization resulting from fiscal 2019 acquisitions.

Interest expense, net

Interest expense, net decreased by $2.8 million, or 20.7% to $10.6 million for the three months ended March 27, 2020 compared to $13.3 million for the three months ended March 29, 2019. The decrease is primarily due to the Company's principal payments in fiscal 2019 resulting in a lower principal balance in fiscal 2020 from which interest expense was derived.

Other income, net

Other income, net increased by $1.1 million to $1.7 million for the three months ended March 27, 2020 compared to $0.6 million for the three months ended March 29, 2019 primarily due to gains from the Company's undesignated foreign currency derivative instruments partially offset by foreign exchange losses on intercompany loans.

Income tax expense

The Company's income tax rate decreased to 25.1% for the three months ended March 27, 2020 compared to 25.8% for the three months ended March 29, 2019. The decrease in the current period effective tax rate was primarily due to an increase in the excess tax benefit associated with stock compensation.

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

Electrical Raceway

	Three months ended
($ in thousands)	March 27, 2020	March 29, 2019	Change	% Change
Net sales	$339,705	$353,514	$(13,809)	(3.9)%
Adjusted EBITDA	$78,954	$67,375	$11,579	17.2%
Adjusted EBITDA margin	23.2%	19.1%

Net sales

% Change
Volume	(3.8)%
Average selling prices	(2.7)%
Foreign exchange	(0.3)%
Acquisitions	3.0%
Other	(0.1)%
Net sales	(3.9)%

Net sales decreased by $13.8 million, or 3.9%, to $339.7 million for the three months ended March 27, 2020 compared to $353.5 million for the three months ended March 29, 2019. The decrease in net sales is primarily driven by $13.5 million in lower volume, primarily in the armored cable and fitting product category, and lower average selling prices resulting from lower commodity input costs of steel and resin of $9.4 million. The decrease in net sales was partially offset by the 2019 acquisitions, which contributed $10.6 million in sales for the three months ended March 27, 2020.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 27, 2020 increased by $11.6 million, or 17.2%, to $79.0 million from $67.4 million for the three months ended March 29, 2019. Adjusted EBITDA margins increased to 23.2% for the three months ended March 27, 2020 compared to 19.1% for the three months ended March 29, 2019. The increase in Adjusted EBITDA was largely due to the benefit of lower material costs, operational efficiencies, and the contributions from the 2019 acquisitions.

Mechanical Products & Solutions

	Three months ended
($ in thousands)	March 27, 2020	March 29, 2019	Change	% Change
Net sales	$116,649	$116,190	$459	0.4%
Adjusted EBITDA	$16,144	$17,421	$(1,277)	(7.3)%
Adjusted EBITDA margin	13.8%	15.0%

Net sales

% Change
Volume	8.5%
Average selling prices	(7.9)%
Other	(0.2)%
Net sales	0.4%

Net sales increased by $0.5 million, or 0.4%, for the three months ended March 27, 2020 to $116.6 million compared to $116.2 million for the three months ended March 29, 2019. The increase is primarily attributed to higher volume of $9.8 million primarily in the mechanical pipe product category, partially offset by the pass-through impact of lower average input costs of steel products of $9.2 million.

Adjusted EBITDA

Adjusted EBITDA decreased by $1.3 million, or 7.3%, to $16.1 million for the three months ended March 27, 2020 compared to $17.4 million for the three months ended March 29, 2019. Adjusted EBITDA margins decreased to 13.8% for the three months ended March 27, 2020 compared to 15.0% for the three months ended March 29, 2019. The Adjusted EBITDA decrease is primarily due to additional costs related to equipment maintenance at one of our facilities in the current period.

The results of operations for the six months ended March 27, 2020 and March 29, 2019 were as follows:

	Six months ended
($ in thousands)	March 27, 2020	March 29, 2019	Change	% Change
Net sales	$903,102	$921,337	$(18,235)	(2.0)%
Cost of sales	654,655	693,993	(39,338)	(5.7)%
Gross profit	248,447	227,344	21,103	9.3%
Selling, general and administrative	118,575	112,729	5,846	5.2%
Intangible asset amortization	16,184	16,410	(226)	(1.4)%
Operating income	113,688	98,205	15,483	15.8%
Interest expense, net	21,184	25,488	(4,304)	(16.9)%
Other income, net	(1,919)	(2,194)	275	(12.5)%
Income before income taxes	94,423	74,911	19,512	26.0%
Income tax expense	20,440	18,407	2,033	11.0%
Net income	$73,983	$56,504	$17,479	30.9%

Net sales

% Change
Volume	1.3%
Average selling prices	(5.3)%
Foreign exchange	(0.2)%
Acquisitions	2.5%
Other	(0.3)%
Net sales	(2.0)%

Net sales decreased by $18.2 million, or 2.0%, to $903.1 million for the six months ended March 27, 2020 compared to $921.3 million for the six months ended March 29, 2019. The decrease is primarily attributed to $48.7 million of lower average selling prices resulting from lower commodity input costs of steel and resin. The decrease in net sales was partially offset by increased sales of $23.0 million from the 2019 acquisitions and an increase in volume of $11.8 million primarily in the mechanical pipe product category sold within the Mechanical Products & Solutions segment.

Cost of sales

% Change
Volume	1.1%
Average input costs	(9.9)%
Foreign exchange	(0.2)%
Acquisitions	2.7%
Other	0.6%
Cost of sales	(5.7)%

Cost of sales decreased by $39.3 million, or 5.7% to $654.7 million for the six months ended March 27, 2020 compared to $694.0 million for the six months ended March 29, 2019. The decrease was primarily due to the lower input costs of steel and resin of $69.0 million. The decrease was partially offset by incremental costs related to the 2019 acquisitions of $19.0 million and higher volume of $7.5 million.

Selling, general and administrative

Selling, general and administrative expenses increased by $5.8 million, or 5.2% to $118.6 million for the six months ended March 27, 2020 compared to $112.7 million for the six months ended March 29, 2019. The increase was primarily due to $3.9 million increase in selling, general and administrative expenses resulting from the 2019 acquisitions and an increase of $2.9 million in stock-based compensation expense.

Intangible asset amortization

Intangible asset amortization expense decreased by $0.2 million, or 1.4% to $16.2 million for the six months ended March 27, 2020 compared to $16.4 million for the six months ended March 29, 2019. The decrease in intangible asset amortization is primarily due to certain assets that reached the end of their amortized lives by the conclusion of fiscal 2019, partially offset by additional amortization resulting from the fiscal 2019 acquisitions.

Interest expense, net

Interest expense, net, decreased by $4.3 million, or 16.9% to $21.2 million for the six months ended March 27, 2020 compared to $25.5 million for the six months ended March 29, 2019. The decrease is primarily due to the Company's principal payments in fiscal 2019 resulting in a lower principal balance in fiscal 2020 from which interest expense was derived.

Other income, net

Other income, net decreased by $0.3 million to $1.9 million for the six months ended March 27, 2020 compared to $2.2 million for the six months ended March 29, 2019 primarily due to lower gains from undesignated foreign currency derivative instruments, partially offset by foreign exchange gains on intercompany loans in the six months ended March 29, 2019.

Income tax expense

The Company's income tax rate decreased to 21.6% for the six months ended March 27, 2020 compared to 24.6% for the six months ended March 29, 2019. The decrease in the current period effective tax rate was primarily due to an increase in the excess tax benefit associated with stock compensation.

Electrical Raceway

	Six months ended
($ in thousands)	March 27, 2020	March 29, 2019	Change	% Change
Net sales	$681,081	$696,920	$(15,839)	(2.3)%
Adjusted EBITDA	$149,175	$135,864	$13,311	9.8%
Adjusted EBITDA margin	21.9%	19.5%

Net sales

% Change
Volume	(1.0)%
Average selling prices	(4.1)%
Foreign exchange	(0.3)%
Acquisitions	3.3%
Other	(0.2)%
Net sales	(2.3)%

Net sales decreased by $15.8 million, or 2.3%, to $681.1 million for the six months ended March 27, 2020 compared to $696.9 million for the six months ended March 29, 2019. The decrease in net sales is primarily driven by $28.6 million of lower average selling prices resulting from lower commodity input costs of steel and resin. Additionally, net sales decreased by $6.7 million due to lower volume, primarily in the armored cable and fitting product category. The decrease in net sales was partially offset by the 2019 acquisitions, which contributed $23.0 million in sales for the six months ended March 27, 2020.

Adjusted EBITDA

Adjusted EBITDA for the six months ended March 27, 2020 increased $13.3 million, or 9.8%, to $149.2 million from $135.9 million for the six months ended March 29, 2019. The increase was largely due to higher gross profit, operational efficiencies and incremental Adjusted EBITDA resulting from the 2019 acquisitions.

Mechanical Products & Solutions

	Six months ended
($ in thousands)	March 27, 2020	March 29, 2019	Change	% Change
Net sales	$223,309	$225,003	$(1,694)	(0.8)%
Adjusted EBITDA	$32,798	$28,308	$4,490	15.9%
Adjusted EBITDA margin	14.7%	12.6%

Net sales

Change (%)
Volume	8.3%
Average selling prices	(8.9)%
Other	(0.2)%
Net sales	(0.8)%

Net sales decreased by $1.7 million, or 0.8%, for the six months ended March 27, 2020 to $223.3 million compared to $225.0 million for the six months ended March 29, 2019. The decrease is primarily attributed to the pass-through impact of lower average input costs of steel products of $20.1 million, partially offset by higher volume of $18.6 million primarily in the mechanical pipe product category.

Adjusted EBITDA

Adjusted EBITDA increased $4.5 million, or 15.9%, to $32.8 million for the six months ended March 27, 2020 compared to $28.3 million for the six months ended March 29, 2019. Adjusted EBITDA increased primarily due to the higher gross profit and operational efficiencies.

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $137.2 million as of March 27, 2020, of which $43.4 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company's intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund operational needs. As of March 27, 2020, there were no outstanding borrowings under the ABL Credit Facility and $9.5 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $307.7 million and approximately $298.2 million was available under the ABL Credit Facility as of March 27, 2020. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Six months ended
(in thousands)	March 27, 2020	March 29, 2019
Cash flows provided by (used in):
Operating activities	$49,284	$42,789
Investing activities	(17,109)	(72,805)
Financing activities	(17,421)	(44,785)

Operating activities

During the six months ended March 27, 2020, the Company was provided $49.3 million by operating activities compared to $42.8 million during the six months ended March 29, 2019. The $6.5 million increase in cash provided was primarily due to higher gross profit, partially offset by lower cash flows from working capital.

Investing activities

During the six months ended March 27, 2020, the Company used $17.1 million in investing activities compared to $72.8 million during the six months ended March 29, 2019. The decrease in cash used in investing activities is primarily due the acquisition of Vergokan for $58.7 million during the six months ended March 29, 2019.

Financing Activities

During the six months ended March 27, 2020, the Company used $17.4 million in financing activities compared to $44.8 million used during the six months ended March 29, 2019. The decrease in cash used in financing activities is primarily due to $24.4 million of share repurchases and $21.0 million of debt repayments during the six months ended March 29, 2019, compared to $15.0 million of share repurchases during the six months ended March 27, 2020.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments since the filing of our Annual Report on Form 10-K.

Change in Critical Accounting Policies and Estimates

Other than as set forth below, there have been no material changes in our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K.

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

The Company considered whether the adverse economic impacts of the novel coronavirus (COVID-19) outbreak, which were developing during the three months ended March 27, 2020, would indicate whether it is more likely than not that the fair value of its reporting units or its indefinite lived intangible assets would be below the carrying value. The economic impacts of the COVID-19 outbreak were more substantial for the Company’s reporting unit related to its operations in Europe, Middle East, and Africa (EMEA), due to the cross-border transactions that occur within those operations, the cross-border interactions needed to fully realize the synergies associated with recent in-region acquisitions and the COVID-19 related closing of these borders.  The Company deemed the economic related developments of the outbreak to be a triggering event for the EMEA reporting unit as of March 27, 2020 and performed an updated goodwill impairment test as of that date.

The Company calculated the fair value of its EMEA reporting unit considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) a market approach using a transaction analysis.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for the specific reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the guideline public company method is determined for the unit by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the income approach and the guideline company method calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and EBITDA margins, as well as the perceived risk associated with those forecasts, along with selecting representative market multiples. Fair value under the transactional analysis is determined based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the transactional analysis calculations are the assumptions used in determining the reporting unit's comparable public companies, comparable transactions and the selection of the market multiples.

The EMEA reporting unit’s impairment test revealed that its fair value was greater than carrying value by an amount of less than 10%.  The goodwill allocated to the EMEA reporting unit as of March 27, 2020 was $35.0 million. As a result, the impairment analysis is sensitive to changes in both business and valuation assumptions. Changes to these assumptions could result in revisions of management's estimates of the fair value of the reporting unit and could result in impairment charges in the future, which could be material to our results of operations. We will continue to monitor for such changes in facts or circumstances.  Goodwill impairment charges may be recognized in future periods to the extent changes in facts or circumstances occur, including deterioration in the macroeconomic environment, industry, and deterioration in our performance or our future projections.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed or referenced under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	widespread outbreak of diseases, such as the recent novel coronavirus (COVID-19) pandemic;

•	declines in, and uncertainty regarding, the general business and economic conditions in the United States and international markets in which we operate;

•	weakness or another downturn in the United States non-residential construction industry;

•	changes in prices of raw materials;

•	pricing pressure, reduced profitability, or loss of market share due to intense competition;

•	availability and cost of third-party freight carriers and energy;

•	high levels of imports of products similar to those manufactured by us;

•	changes in federal, state, local and international governmental regulations and trade policies;

•	changes in foreign laws and legal systems, including as a result of Brexit;

•	recent and future changes to tax legislation;

•	adverse weather conditions;

•	failure to generate sufficient cash flow from operations or to raise sufficient funds in the capital markets to satisfy existing obligations and support the development of our business;

•	increased costs relating to future capital and operating expenditures to maintain compliance with environmental, health and safety laws;

•	reduced spending by, deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers;

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

•
possible impairment of goodwill or other long-lived assets as a result of future triggering events, such as declines in our cash flow projections or customer demand and changes in our business and valuation assumptions;

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

Widespread detrimental public health conditions, and specifically the pandemic caused by the spread of COVID-19, could have a material adverse impact on our business, financial position, results of operations and cash flows.

We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business. While we have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the COVID-19 pandemic and such measures may not adequately protect our business from the impact of such events. These impacts include disruptions or restrictions on our employees’ ability to travel as well as temporary closures of our facilities or the facilities of our customers, suppliers and other constituents of our supply chain. While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil both in the United States and around the world, and has fueled concerns that it will lead to a global recession. These conditions are expected to continue and worsen in the near term. This could have a material adverse impact on the demand for our products and our ability to obtain financing on favorable terms or at all.

While our operations are currently considered an “essential business”, the extent and duration of the impact of the COVID-19 pandemic remain highly uncertain and dependent on future developments that cannot be accurately predicted, such as the severity of the COVID-19 pandemic, the extent and effectiveness of containment actions, and the impacts of these and other factors on our operations and the global economy. These and other factors could have a material adverse impact on our business, financial position, results of operations and cash flows and may cause us to revisit or revise estimates of future earnings or other guidance we have previously provided to the markets.

While governmental and non-governmental organizations are engaging in efforts to combat the spread and severity of the COVID-19 pandemic and related public health issues, these measures may not be effective. We also cannot predict how legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues will impact our business. Such events or conditions could result in additional regulation or restrictions affecting the conduct of our business in the future.

Furthermore, the heightened uncertainty within the macroeconomic environment has caused our stock price to decline, and may cause our stock price to be highly volatile and decline further in the future, due in part to the volatility of the stock market and any general economic downturn.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows our purchases of our common stock during the three months ended March 27, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
December 28, 2019 to January 24, 2020	—	$—	—	$50,000
January 25, 2020 to February 28, 2020	355.6	$38.18	355.6	$36,423
February 29, 2020 - March 27, 2020	37.9	$37.85	37.9	$34,989
Total	393.5		393.5

(1)On February 5, 2019, the board of directors approved a share repurchase program, under which the Company may repurchase up to $50.0 million of its outstanding common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document (formatted as inline XBRL)
101.SCH#	XBRL Taxonomy Schema Linkbase Document (formatted as inline XBRL)
101.CAL#	XBRL Taxonomy Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Definition Linkbase Document
101.LAB#	XBRL Taxonomy Labels Linkbase Document
101.PRE#	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
#	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	May 5, 2020	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)