Form 10-Q
period 2020-06-26
Atkore International Group Inc.
filed 2020-08-04
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26,2020
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
As of July 31, 2020, there were 47,259,994 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements
ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Nine months ended
(in thousands, except per share data)	Note	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net sales		$384,899	$493,491	$1,288,001	$1,414,828
Cost of sales		289,086	367,357	943,741	1,061,350
Gross profit		95,813	126,134	344,260	353,478
Selling, general and administrative		46,159	59,049	164,734	171,778
Intangible asset amortization	13	8,026	7,868	24,210	24,278
Operating income		41,628	59,217	155,316	157,422
Interest expense, net		9,421	12,789	30,605	38,277
Other income, net	7	(543)	(1,228)	(2,462)	(3,422)
Income before income taxes		32,750	47,656	127,173	122,567
Income tax expense	8	8,672	11,106	29,112	29,513
Net income		$24,078	$36,550	$98,061	$93,054

Net income per share
Basic	9	$0.50	$0.77	$2.03	$1.95
Diluted	9	$0.49	$0.75	$1.99	$1.90

See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended		Nine months ended
(in thousands)	Note	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Net income		$24,078	$36,550	$98,061	$93,054
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment		2,252	(610)	1,132	(2,404)
Change in unrecognized loss related to pension benefit plans	5	216	20	649	60
Total other comprehensive income (loss)	10	2,468	(590)	1,781	(2,344)
Comprehensive income		$26,546	$35,960	$99,842	$90,710
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	June 26, 2020	September 30, 2019
Assets
Current Assets:
Cash and cash equivalents		$237,309	$123,415
Accounts receivable, less allowance for doubtful accounts of $4,321 and $2,608, respectively		268,354	315,353
Inventories, net	11	201,933	226,090
Prepaid expenses and other current assets		47,938	34,679
Total current assets		755,534	699,537
Property, plant and equipment, net	12	242,654	260,703
Intangible assets, net	13	261,876	285,684
Goodwill	13	186,609	186,231
Right-of-use assets, net	2	38,682	—
Deferred tax assets	8	1,115	577
Other long-term assets		5,307	4,263
Total Assets		$1,491,777	$1,436,995
Liabilities and Equity
Current Liabilities:
Accounts payable		101,399	150,681
Income tax payable		2,009	2,157
Accrued compensation and employee benefits		25,160	35,770
Customer liabilities		36,105	44,983
Lease obligations	2	11,565	—
Other current liabilities		53,248	53,943
Total current liabilities		229,486	287,534
Long-term debt	14	846,145	845,317
Long-term lease obligations	2	27,913	—
Deferred tax liabilities	8	18,701	19,986
Other long-term tax liabilities		740	3,669
Pension liabilities		31,390	34,509
Other long-term liabilities		13,207	13,044
Total Liabilities		1,167,582	1,204,059
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 47,259,994 and 46,955,163 shares issued and outstanding, respectively		474	471
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		484,613	477,139
Accumulated deficit		(118,395)	(200,396)
Accumulated other comprehensive loss	10	(39,917)	(41,698)
Total Equity		324,195	232,936
Total Liabilities and Equity		$1,491,777	$1,436,995
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Nine months ended
(in thousands)	Note	June 26, 2020	June 28, 2019
Operating activities:
Net income		$98,061	$93,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		55,524	54,061
Deferred income taxes	8	(1,645)	1,882
Stock-based compensation		9,302	8,936
Amortization of right-of-use assets		10,995	—
Loss on disposal of property, plant and equipment		6,456	—
Other adjustments to net income		4,668	3,857
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		44,809	(4,190)
Inventories		22,129	5,032
Accounts payable		(45,699)	(11,218)
Other, net		(48,581)	(31,235)
Net cash provided by operating activities		156,019	120,179
Investing activities:
Capital expenditures		(25,590)	(21,611)
Insurance proceeds for properties and equipment		789	—
Acquisition of businesses, net of cash acquired	4	—	(83,385)
Other, net		45	(194)
Net cash used in investing activities		(24,756)	(105,190)
Financing activities:
Borrowings under credit facility		—	39,000
Repayments under credit facility		—	(39,000)
Repayments of short-term debt	14	—	(20,980)
Issuance of common stock		(1,821)	5,232
Repurchase of common stock		(15,011)	(24,419)
Other, net		(85)	(105)
Net cash used for financing activities		(16,917)	(40,272)
Effects of foreign exchange rate changes on cash and cash equivalents		(452)	(645)
Increase (decrease) in cash and cash equivalents		113,894	(25,928)
Cash and cash equivalents at beginning of period		123,415	126,662
Cash and cash equivalents at end of period		$237,309	$100,734
Supplementary Cash Flow information
Capital expenditures, not yet paid		$713	$767

See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2018	47,080	$472	(2,580)	$457,978	$(317,373)	$(16,438)	$122,059
Net income	—	—	—	—	26,949	—	26,949
Other comprehensive loss	—	—	—	—	—	(2,721)	(2,721)
Stock-based compensation	—	—	—	2,982	—	—	2,982
Issuance of common stock	131	1	—	(696)		—	(695)
Repurchase of common stock	(1,230)	(12)	—	—	(24,407)	—	(24,419)
Balance as of December 28, 2018	45,981	461	(2,580)	460,264	(314,831)	(19,159)	124,155
Net income	—	—	—	—	29,555	—	29,555
Other comprehensive income	—	—	—	—	—	967	967
Reclassification of stranded tax benefits (1)	—	—	—	—	2,333	(2,333)	—
Stock-based compensation	—	—	—	1,834	—	—	1,834
Issuance of common stock	235	2	—	1,984	—		1,986
Repurchase of common stock	—	—	—	—	—	—	—
Balance as of March 30, 2019	46,216	463	(2,580)	464,082	(282,943)	(20,525)	158,497
Net income	—	—	—	—	36,550	—	36,550
Other comprehensive loss	—	—	—	—	—	(590)	(590)
Stock-based compensation	—	—	—	4,120	—	—	4,120
Issuance of common stock	460	5	—	3,936	—	—	3,941
Balance as of June 28, 2019	46,676	468	(2,580)	472,138	(246,393)	(21,115)	202,518

(1) Due to the adoption of ASU 2018-02.

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2019	46,955	$471	$(2,580)	$477,139	$(200,396)	$(41,698)	$232,936
Net income	—	—	—	—	34,790	—	34,790
Other comprehensive income	—	—	—	—	—	5,316	5,316
ASU 2016-02 modified retrospective adoption (1)	—	—	—	—	(1,053)	—	(1,053)
Stock-based compensation	—	—	—	3,123	—	—	3,123
Issuance of common stock	524	5	—	(2,986)	—	—	(2,981)
Balance as of December 27, 2019	47,479	476	(2,580)	477,276	(166,659)	(36,382)	272,131
Net income	—	—	—	—	39,193	—	39,193
Other comprehensive loss	—	—	—	—	—	(6,003)	(6,003)
Stock-based compensation	—	—	—	4,523	—	—	4,523
Issuance of common stock	91	1	—	600	—	—	601
Repurchase of common stock	(394)	(4)	—	—	(15,007)	—	(15,011)
Balance as of March 27, 2020	47,176	473	(2,580)	482,399	(142,473)	(42,385)	295,434
Net income	—	—	—	—	24,078	—	24,078
Other comprehensive income	—	—	—	—	—	2,468	2,468
Stock-based compensation	—	—	—	1,656	—	—	1,656
Issuance of common stock	—	1	—	558	—	—	559
Balance as of June 26, 2020	47,176	474	(2,580)	484,613	(118,395)	(39,917)	324,195

(1) Due to the adoption of ASU 2016-02.

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

ASU	Description of ASU	Impact to Atkore	Effective Date
2016-13 Financial Instruments - Credit Losses (Topic 326)	The ASU adds to GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses.	Under evaluation. Based on procedures performed to date, the Company does not anticipate the adoption of this ASU to be material to the financial statements.	2021
2018-14 Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The ASU amends Accounting Standards Codification ("ASC") 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans.	Under evaluation. Based on procedures performed to date, the Company does not anticipate the adoption of this ASU to be material to the financial statements. The Company will be required to add a narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period and will no longer be required to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year.	2021
2019-12 Income Tax	The ASU amends ASC 740 to simplify the accounting for various topics related to income taxes.	Under evaluation. Based on procedures performed to date, the Company does not anticipate the adoption of this ASU to be material to the financial statements.	2021
2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (issued March 12, 2020)	The ASU addresses constituents’ concerns about certain accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates.	Under evaluation.	2022

2. LEASES

        On October 1, 2019, we adopted Topic 842 using the modified retrospective transition method. Topic 842 requires the recognition of lease assets and liabilities for operating leases, in addition to the finance lease assets and liabilities previously recorded on our condensed consolidated balance sheets. Beginning on October 1, 2019, our condensed consolidated financial statements are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. The modified retrospective transition method required the cumulative effect, if any, of initially applying the guidance to be recognized as an adjustment to our accumulated deficit as of our adoption date. As a result of adopting Topic 842, we recognized additional operating lease assets and liabilities of $45,519 and $46,941 as of October 1, 2019. The discount rate primarily used to calculate that adjustment was the Company's incremental borrowing rate as of the adoption date, October 1, 2019, as a rate implicit in most contracts was not readily determinable. The Company recorded a cumulative effect adjustment of $1,053 to accumulated deficit, net of tax, as a result of the adoption.

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

Leases

(in thousands)	June 26, 2020
Assets
Operating lease assets	$37,068
Finance lease assets	3,570
Total right-of-use assets, gross	$40,638
Less: accumulated depreciation	(1,956)
Right-of-use assets, net	$38,682

Liabilities
Current liabilities:
Current portion of operating lease liabilities	$11,207
Current portion of finance lease liabilities	358
Lease obligations	$11,565

Noncurrent liabilities:
Operating lease liabilities	$27,014
Finance lease liabilities	899
Long-term lease obligations	$27,913
Total lease obligations	$39,478

Lease Cost

        The following table summarizes lease costs by type of cost for the three months ended June 26, 2020. In the condensed consolidated statements of operations, cost of sales and selling, general and administrative expenses included lease costs of $4,464 and $349, respectively.

(in thousands)	Three months ended June 26, 2020
Condensed Consolidated Statement of Operations Classification	Total
Amortization of right-of-use assets	$3,611
Interest on lease liabilities	10
Variable lease costs	405
Short term lease costs	787
Total lease costs	$4,813

        The following table summarizes lease costs by type of cost for the nine months ended June 26, 2020. In the condensed consolidated statements of operations, cost of sales and selling, general and administrative expenses included lease costs of $10,414 and $2,474, respectively.

(in thousands)	Nine months ended June 26, 2020
Condensed Consolidated Statement of Operations Classification	Total
Amortization of right-of-use assets	$10,995
Interest on lease liabilities	32
Variable lease costs	487
Short term lease costs	1,374
Total lease costs	$12,888

Maturity of Lease Liabilities

        The Company's maturity analysis of its lease liabilities as of June 26, 2020 is as follows:

(in thousands)	Financing Leases	Operating Leases
2020	$105	$3,449
2021	400	11,785
2022	385	8,817
2023	314	6,769
2024	69	5,624
2025 and after	—	6,760
Total lease payments	$1,273	$43,204
Less: Interest	(16)	(4,983)
Present value of lease liabilities	$1,257	$38,221

        The following represents the Company's future minimum rental payments at September 30, 2019 for agreements classified as operating leases under ASC 840 with non-cancelable terms in excess of one year:

2020	$13,526
2021	11,592
2022	8,666
2023	6,362
2024	5,097
2025 and thereafter	6,938
Total	$52,181
Lease Term and Discount Rate

June 26, 2020
Weighted-average remaining lease term (years)
Operating leases	4.6
Finance leases	3.4

Weighted-average discount rate
Operating leases	3.83%
Finance leases	3.16%

Other Information

(in thousands)	Nine months ended June 26, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	9,687
Operating cash flows from finance leases	20
Financing cash flows from finance leases	396

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

        The purchase price allocation, intangible asset values and related estimates of useful lives for all 2019 acquisitions were finalized as of December 27, 2019.

5. POSTRETIREMENT BENEFITS

        The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended		Nine months ended
(in thousands)	Note	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Interest cost		$935	$1,166	$2,805	$3,498
Expected return on plan assets		(1,583)	(1,593)	(4,749)	(4,779)
Amortization of actuarial loss		222	25	666	75
Net periodic benefit credit	7	$(426)	$(402)	$(1,278)	$(1,206)

6. RESTRUCTURING CHARGES

        The liability for restructuring reserves is included within other current liabilities in the Company's condensed consolidated balance sheets as follows:

	Electrical Raceway		MP&S		Other/Corporate
(in thousands)	Severance (a)	Other (b)	Severance (a)	Other	Severance (a)	Total
Balance as of September 30, 2018	$212	$310	$—	$29	$—	$551
Charges	1,047	2,544	213	—	—	3,804
Utilization	(867)	(2,854)	(68)	(29)	—	(3,818)
Balance as of September 30, 2019	392	—	145	—	—	537
Charges	1,207	1,666	398	—	68	3,339
Utilization	(821)	(1,666)	(388)	—	(36)	(2,911)
Exchange rate effects	9	—		—	—	9
Balance as of June 26, 2020	$787	$—	$155	$—	$32	$974
(a) Charges for the three and nine months ended June 26, 2020 include $91 and $1,673, respectively in charges for a reduction in force implemented as part of adjusting to the macroeconomic impacts related to the outbreak of the novel coronavirus (COVID-19).
(b) Primarily related to Atkore's commitment to close certain facilities as part of its continuing effort to realign its strategic focus. The Company recorded other restructuring charges to close facilities of $1,666 and $2,473 for the nine months ended June 26, 2020 and June 28, 2019, respectively, and for the three months ended June 26, 2020 and June 28, 2019 the company recorded $383 and $638 respectively.

        The Company expects to utilize all restructuring accruals as of June 26, 2020 within the next twelve months. The net restructuring charges included as a component of selling, general and administrative expenses in the Company's condensed consolidated statements of operations were as follows:

	Three months ended		Nine months ended
(in thousands)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Total restructuring charges, net	$474	$709	$3,339	$3,181

7. OTHER INCOME, NET

        Other income, net consisted of the following:

	Three months ended		Nine months ended
(in thousands)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Undesignated foreign currency derivative instruments	$(569)	$(2,095)	$(1,112)	$(3,562)
Foreign exchange (gain) loss on intercompany loans	452	1,360	(72)	1,423
Pension-related benefits	(426)	(402)	(1,278)	(1,206)
Other	—	(91)	—	(77)
Other income, net	$(543)	$(1,228)	$(2,462)	$(3,422)

8. INCOME TAXES

On March 27, 2020, President Trump signed into U.S. federal law the CARES Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. At this time, we do not expect there to be a material impact to our condensed consolidated financial statements as a result of this legislation.

        For the three months ended June 26, 2020 and June 28, 2019, the Company's effective tax rate attributable to income before income taxes was 26.5% and 23.3%, respectively. For the three months ended June 26, 2020 and June 28, 2019, the Company's income tax expense was $8,672 and $11,106 respectively. The increase in the current period effective tax rate was primarily due to an increase in losses incurred by our foreign jurisdictions for which we are not able to realize the related tax benefit.

        For the nine months ended June 26, 2020 and June 28, 2019, the Company's effective tax rate attributable to income before income taxes was 22.9% and 24.1%, respectively. For the nine months ended June 26, 2020 and June 28, 2019, the Company's income tax expense was $29,112 and $29,513 respectively. The decrease in the current period effective tax rate was primarily due to an increase in the excess tax benefit associated with stock compensation, partially offset by the increase in losses incurred by our foreign jurisdictions for which we are not able to realize the related tax benefit.

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

        The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that we have determined are more likely than not to be realized upon examination. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the nine months ended June 26, 2020, the balance of unrecognized tax benefits decreased by $108 upon the resolution of a state audit item.

        For the nine months ended June 26, 2020, the Company made no additional provision for U.S. or non-U.S. income taxes for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as the investments are essentially permanent in duration.

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

        Basic earnings per common share excludes dilution and is calculated by dividing the net earnings allocated to common stock by the weighted-average number of common stock outstanding for the period. Diluted earnings per common share is calculated by dividing net earnings allocated to common stock by the weighted-average number of shares outstanding for the period, as adjusted for the potential dilutive effect of non-participating share-based awards.

        The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in thousands, except per share data)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Numerator:
Net income	$24,078	$36,550	$98,061	$93,054
Less: Undistributed earnings allocated to participating securities	519	996	2,221	2,499
Net income available to common shareholders	$23,559	$35,554	$95,840	$90,555

Denominator:
Basic weighted average common shares outstanding	47,207	46,386	47,247	46,481
Effect of dilutive securities: Non-participating employee stock options (1)	612	1,171	842	1,254
Diluted weighted average common shares outstanding	47,819	47,557	48,089	47,735
Basic earnings per share	$0.50	$0.77	$2.03	$1.95
Diluted earnings per share	$0.49	$0.75	$1.99	$1.90

(1) Stock options to purchase approximately 0.3 million and 0.3 million shares of common stock were outstanding during the three months ended June 26, 2020 and June 28, 2019, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive. Stock options to purchase approximately 0.1 million and 0.4 million shares of common stock were outstanding during the nine months ended June 26, 2020 and June 28, 2019, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

        The following table presents the changes in accumulated other comprehensive loss by component for the three months ended June 26, 2020 and June 28, 2019.

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of March 27, 2020	$(23,385)	$(19,000)	$(42,385)
Other comprehensive loss before reclassifications	—	2,252	2,252
Amounts reclassified from accumulated other comprehensive loss, net of tax	216	—	216
Net current period other comprehensive income	216	2,252	2,468
Balance as of June 26, 2020	$(23,169)	$(16,748)	$(39,917)

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of March 29, 2019	$(8,341)	$(12,184)	$(20,525)
Other comprehensive loss before reclassifications	—	(610)	(610)
Amounts reclassified from accumulated other comprehensive loss, net of tax	20	0	20
Net current period other comprehensive income (loss)	20	(610)	(590)
Balance as of June 28, 2019	$(8,321)	$(12,794)	$(21,115)

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended June 26, 2020 and June 28, 2019.

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2019	$(23,818)	$(17,880)	$(41,698)
Other comprehensive loss before reclassifications	—	1,132	1,132
Amounts reclassified from accumulated other comprehensive loss, net of tax	649	—	649
Net current period other comprehensive income	649	1,132	1,781
Balance as of June 26, 2020	$(23,169)	$(16,748)	$(39,917)

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2018	$(6,048)	$(10,390)	$(16,438)
Other comprehensive loss before reclassifications	—	(2,404)	(2,404)
Amounts reclassified from accumulated other comprehensive loss, net of tax	60	—	60
Net current period other comprehensive income (loss)	60	(2,404)	(2,344)
Reclassification of stranded tax benefits (1)	(2,333)	—	(2,333)
Balance as of June 28, 2019	$(8,321)	$(12,794)	$(21,115)

(1) Due to the adoption of ASU 2018-02.

11. INVENTORIES, NET

        A majority of the Company's inventories are recorded at the lower of cost (primarily last in, first out, or "LIFO") or market. Approximately 73% and 72% of the Company's inventories were valued at the lower of LIFO cost or market at June 26, 2020 and September 30, 2019, respectively. Interim LIFO determinations, including those at June 26, 2020, are based on management's estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	June 26, 2020	September 30, 2019
Purchased materials and manufactured parts, net	$51,165	$52,742
Work in process, net	20,528	21,424
Finished goods, net	130,240	151,924
Inventories, net	$201,933	$226,090

        Total inventories would be $2,997 and $3,138 higher than reported as of June 26, 2020 and September 30, 2019, respectively, if the first-in, first-out method was used for all inventories. As of June 26, 2020, and September 30, 2019, the excess and obsolete inventory reserve was $13,284 and $14,295, respectively.

12. PROPERTY, PLANT AND EQUIPMENT

        As of June 26, 2020, and September 30, 2019, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	June 26, 2020	September 30, 2019
Land	$20,150	$19,897
Buildings and related improvements	128,702	127,061
Machinery and equipment	324,097	318,421
Leasehold improvements	9,126	9,055
Software	26,027	24,835
Construction in progress	21,554	21,264
Property, plant and equipment	529,656	520,533
Accumulated depreciation	(287,002)	(259,830)
Property, plant and equipment, net	$242,654	$260,703

        Depreciation expense for the three months ended June 26, 2020 and June 28, 2019 totaled $10,290 and $9,892 respectively. Depreciation expense for the nine months ended June 26, 2020 and June 28, 2019 totaled $31,314 and $29,783 respectively.

13. GOODWILL AND INTANGIBLE ASSETS

        Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical Raceway	Mechanical Products & Solutions	Total
Balance as of October 1, 2019	$149,668	$36,563	$186,231
Exchange rate effects	378	—	378
Balance as of June 26, 2020	$150,046	$36,563	$186,609

        Goodwill balances as of October 1, 2019 and June 26, 2020 include $3,924 and $43,000 of accumulated impairment losses within the Electrical Raceway and MP&S segments, respectively.
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

        The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible assets:

		June 26, 2020			September 30, 2019
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$353,622	$(194,508)	$159,114	$353,256	$(171,777)	$181,479
Other	7	19,086	(9,204)	9,882	19,086	(7,761)	11,325
Total		372,708	(203,712)	168,996	372,342	(179,538)	192,804
Indefinite-lived intangible assets:
Trade names		92,880	—	92,880	92,880	—	92,880
Total		$465,588	$(203,712)	$261,876	$465,222	$(179,538)	$285,684

        Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Amortization expense for the three months ended June 26, 2020 and June 28, 2019 was $8,026 and $7,868, respectively. Amortization expense for the nine months ended June 26, 2020 and June 28, 2019 was $24,210 and $24,278, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2020 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2020	8,956
2021	31,974
2022	30,639
2023	30,520
2024	26,075
2025	13,497
Thereafter	27,335

        Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

             The Company considered whether the adverse economic impacts of the novel coronavirus (COVID-19) outbreak, which were developing during the three months ended March 27, 2020 and continued to develop during the three months ended June 26, 2020, would indicate whether it’s more likely than not that the fair value of its reporting units or its indefinite lived intangible assets would be below the carrying value.

For a majority of the Company’s operations, the fair values of its related reporting units and indefinite lived intangible assets significantly exceeded their respective carrying values as of the most recent impairment testing period in July 2019. For these reporting units and the indefinite lived intangibles, the Company concluded that it was not more likely than not that the fair value of these reporting units or indefinite lived intangible assets was less than the carrying value and therefore there was not a triggering event requiring the performance of an impairment test as of June 26, 2020.

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

The Company calculated the fair value of its EMEA reporting unit considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) a market approach using a transaction analysis. The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for the specific reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the guideline public company method is determined for the reporting unit by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and EBITDA margins, as well as the perceived risk associated with those forecasts, along with selecting representative market multiples. Fair value under the transactional analysis is determined based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the guideline public company method and the transactional analysis calculations are the assumptions used in determining the reporting unit's comparable public companies, comparable transactions and the selection of the market multiples.

The EMEA reporting unit’s impairment test as of March 27, 2020 revealed that its fair value was greater than carrying value by an amount of less than 10%. During the three months ended June 26, 2020, the Company continued to assess information related to the current and anticipated economic impacts of COVID-19 on the EMEA reporting unit and revised its financial projections. As a result of this assessment, the Company concluded that it was not more likely than not that the fair value of the EMEA reporting unit was less than the carrying value and therefore deemed that there was not a triggering event requiring the performance of an updated impairment test.

The goodwill allocated to the EMEA reporting unit as of June 26, 2020 was $34,836. The impairment analysis is sensitive to changes in both business and valuation assumptions. Changes to these assumptions could result in revisions of management's estimates of the fair value of the reporting unit and could result in impairment charges in the future, which could be material to our results of operations. The Company will continue to monitor for such changes in facts or circumstances. Goodwill impairment charges may be recognized in future periods to the extent changes in facts or circumstances occur, including deterioration in the macroeconomic environment, industry, and deterioration in the Company’s performance or its future projections.

14. DEBT

        Debt as of June 26, 2020 and September 30, 2019 was as follows:

(in thousands)	June 26, 2020	September 30, 2019
First Lien Term Loan Facility due December 22, 2023	$851,495	$851,361
Deferred financing costs	(5,350)	(6,569)
Other	—	525
Total debt	$846,145	$845,317
Less: Current portion	—	—
Long-term debt	$846,145	$845,317

        The asset-based credit facility (the "ABL Credit Facility") has aggregate commitments of $325,000 and is guaranteed by AIH and the U.S. operating companies owned by AII. AII's availability under the ABL Credit Facility was $247,782 and $301,882 as of June 26, 2020 and September 30, 2019, respectively.

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

        The total notional amounts of undesignated forward currency contracts were £44.1 million and £45.0 million as of June 26, 2020 and September 30, 2019, respectively. Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

        The following table presents the Company's assets and liabilities measured at fair value:

	June 26, 2020			September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$175,166	$—	$—	$72,132	$—	$—
Forward currency contracts	—	4,669	—	—	3,420	—
Liabilities
Forward currency contracts	—	144	—	—	—	—

        The Company's remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

        The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	June 26, 2020		September 30, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan Facility due December 22, 2023	$852,120	$835,504	$852,120	$853,543

        In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

16. COMMITMENTS AND CONTINGENCIES

        The Company has obligations related to commitments to purchase certain goods. As of June 26, 2020, such obligations were $145,622 for the rest of fiscal year 2020 and $2,850 for fiscal year 2021 and beyond. These amounts represent open purchase orders for materials used in production.

        Legal Contingencies —The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd. ("Tyco"), including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company's total product liability reserves for Special Products Claims and other product liability matters were $823 and $2,424 as of June 26, 2020 and September 30, 2019, respectively. As of June 26, 2020, the Company believes that the range of aggregate reasonably possible losses for Special Products Claims and other product liabilities is between $1,000 and $8,000.

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

        During the nine months ended June 26, 2020, one of the Company’s manufacturing facilities experienced a flood which resulted in damages to certain property, plant and equipment.  This facility is covered under the Company’s property and casualty loss and business interruption insurance policies.  The Company is currently in the process of finalizing its estimates related to the property, plant and equipment losses incurred.  The range of loss is currently estimated to be between $6,046 and $13,000.  This range excludes any amounts related to business interruption losses. The Company believes that, other than the $1,000 deductible expense under the related insurance claim, it will be reimbursed for substantially all other property, plant and equipment losses in connection with the event under its current insurance policies.  The Company has recorded an estimated loss of $1,486 with a related insurance recovery of $1,486 within selling, general and administrative expenses in its condensed consolidated statements of operations for the three months ended June 26, 2020. The Company has recorded an estimated loss of $6,046 with a related insurance recovery of $5,046 within selling, general and administrative expenses in its condensed consolidated statements of operations for the nine months ended June 26, 2020.

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

17. GUARANTEES

        The Company had outstanding letters of credit totaling $9,501 supporting workers' compensation and general liability insurance policies as of June 26, 2020. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $18,709 as of June 26, 2020.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the sum of income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, restructuring charges, stock-based compensation, certain legal matters, transaction costs and other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, and realized or unrealized gain (loss) on foreign currency transactions.

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

	Three months ended
	June 26, 2020			June 28, 2019
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$285,412	$634	$57,455	$372,895	$334	$76,721
MP&S	99,487	—	12,243	120,596	—	20,595
Eliminations	—	(634)		—	(334)
Consolidated operations	$384,899	$—		$493,491	$—

	Nine months ended
	June 26, 2020			June 28, 2019
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical Raceway	$965,205	$1,922	$206,630	$1,069,229	$920	$212,585
MP&S	322,796	—	45,041	345,599	—	48,903
Eliminations	—	(1,922)		—	(920)
Consolidated operations	$1,288,001	$—		$1,414,828	$—

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Three months ended		Nine months ended
(in thousands)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Operating segment Adjusted EBITDA
Electrical Raceway	$57,455	$76,721	$206,630	$212,585
MP&S	12,243	20,595	45,041	48,903
Total	69,698	97,316	251,671	261,488
Unallocated expenses (a)	(5,975)	(8,835)	(23,232)	(25,890)
Depreciation and amortization	(18,316)	(17,760)	(55,524)	(54,061)
Interest expense, net	(9,421)	(12,789)	(30,605)	(38,277)
Restructuring charges	(474)	(709)	(3,339)	(3,181)
Stock-based compensation	(1,656)	(4,120)	(9,302)	(8,936)
Transaction costs	(122)	(76)	(179)	(363)
Other (b)	(984)	(5,371)	(2,317)	(8,213)
Income before income taxes	$32,750	$47,656	$127,173	$122,567
(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.
(b) Represents other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment , release of indemnified uncertain tax positions and realized or unrealized gain (loss) on foreign currency transactions..

The Company's net sales by geography were as follows for the nine months ended June 26, 2020 and June 28, 2019:

	Three months ended		Nine months ended
(in thousands)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
United States	$348,960	$436,767	$1,146,156	$1,240,402
Other Americas	4,474	7,821	18,713	26,030
Europe	27,112	36,277	96,439	108,947
Asia-Pacific	4,353	12,626	26,693	39,449
Total	$384,899	$493,491	$1,288,001	$1,414,828

        The table below shows the amount of net sales from external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in either period for the nine months ended June 26, 2020 and June 28, 2019:

	Three months ended		Nine months ended
(in thousands)	June 26, 2020	June 28, 2019	June 26, 2020	June 28, 2019
Metal Electrical Conduit and Fittings	$105,079	$139,342	$354,530	404,720
Armored Cable and Fittings	60,141	90,891	226,578	263,864
PVC Electrical Conduit and Fittings	71,914	78,765	216,143	213,181
Cable Tray and Cable Ladders	40,759	50,680	142,108	147,592
Other raceway products	7,519	13,217	25,846	39,872
Electrical Raceway	285,412	372,895	965,205	1,069,229

Mechanical Pipe	59,985	63,502	184,010	186,209
Metal Framing and Fittings	25,087	29,328	83,620	88,389
Other MP&S products	14,415	27,766	55,166	71,001
MP&S	99,487	120,596	322,796	345,599
Net sales	$384,899	$493,491	$1,288,001	$1,414,828

19. SUBSEQUENT EVENTS

The Company's collective bargaining agreement in Harvey, Illinois expired in April 2020. On July 14, 2020, the Company and the United Steelworkers Union reached agreement on the terms of a new collective bargaining agreement which expires in April 2024.

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

Impacts of COVID-19

        The recent outbreak of the novel coronavirus (COVID-19) has continued to spread and is currently classified as a pandemic which is contributing to significant volatility and uncertainty in markets and the global economy.  This heightened volatility and uncertainty makes it difficult for us to predict the extent of COVID-19’s impact on our operations going forward.

              As of the date of this filing, we have seen volume declines in our business across several product categories, as customers and end markets face some uncertainty and delays in timing of work. In particular, some construction site closures or project delays have occurred, and job sites have had to adjust to increased physical distancing and health-related precautions. Given the continued volatility within the economic impacts of the pandemic it is too early to make any judgment on how significant COVID-19 effect will become.

Factors that contribute to our ability to adjust to the outbreak include currently being deemed an “essential business”, benefiting from mostly localized supply chains, and continuing to take actions within our control to minimize the disruptive impacts of the outbreak. However, there can be no assurance that we will not be materially and adversely impacted in the future. The extent to which COVID-19 will impact our business will depend on future developments and public health advancements, which are highly uncertain and cannot be predicted with confidence.

Currently, we have no COVID-19 related facility closures as we look to serve our current levels of demand. In response to COVID-19, we have implemented a variety of countermeasures to promote the health and safety of our employees during this pandemic, including health screening, physical distancing practices, enhanced cleaning, use of personal protective equipment, business travel restrictions, and remote work capabilities.

Results of Operations

        The results of operations for the three months ended June 26, 2020 and June 28, 2019 were as follows:

	Three months ended
($ in thousands)	June 26, 2020	June 28, 2019	Change	% Change
Net sales	$384,899	$493,491	$(108,592)	(22.0)%
Cost of sales	289,086	367,357	(78,271)	(21.3)%
Gross profit	95,813	126,134	(30,321)	(24.0)%
Selling, general and administrative	46,159	59,049	(12,890)	(21.8)%
Intangible asset amortization	8,026	7,868	158	2.0%
Operating income	41,628	59,217	(17,589)	(29.7)%
Interest expense, net	9,421	12,789	(3,368)	(26.3)%
Other income, net	(543)	(1,228)	685	(55.8)%
Income before income taxes	32,750	47,656	(14,906)	(31.3)%
Income tax expense	8,672	11,106	(2,434)	(21.9)%
Net income	$24,078	$36,550	$(12,472)	(34.1)%

        Net sales

% Change
Volume	(20.7)%
Average selling prices	(1.8)%
Foreign exchange	(0.3)%
Acquisitions	1.0%
Other	(0.2)%
Net sales	(22.0)%

        Net sales decreased by $108.6 million, or 22.0%, to $384.9 million for the three months ended June 26, 2020, compared to $493.5 million for the three months ended June 28, 2019. The decrease in net sales is primarily attributed to $102.3 million of lower volume attributed predominantly to the impacts of COVID-19. The Company saw volume declines primarily in the armored cable and fittings and the metal electrical conduit and fittings product categories within the Electrical Raceway segment and the construction services and barbed tape product categories within the MP&S segment. Additionally, net sales decreased $9.1 million due to lower average selling prices resulting from lower input costs of steel and resin. The decrease in net sales was partially offset by increased sales of $5.1 million from the acquisition of the assets of United Structural Products, LLC. ("US Tray") and Rocky Mountain Pipe ("Cor-Tek") and the acquisition of Flytec Systems Ltd. and its parent holding company, Modern Associates Ltd., in fiscal 2019 (together, the "2019 acquisitions").

        Cost of sales

% Change
Volume	(20.5)%
Average input costs	1.1%
Acquisitions	1.2%
Other	(3.1)%
Cost of sales	(21.3)%

        Cost of sales decreased by $78.3 million, or 21.3%, to $289.1 million for the three months ended June 26, 2020 compared to $367.4 million for the three months ended June 28, 2019. The decrease was primarily due to lower volume of $75.2 million and the associated freight costs of $6.4 million. Additionally, cost of sales decreased by $1.2 million due to $5.3 million from favorable inventory adjustments related to changes in market prices, partially offset by higher input costs of steel and resin of $4.1 million above the pass through impact of average selling prices. The decrease in cost of sales is partially offset by incremental costs of $4.5 million due to the 2019 acquisitions and higher input costs of steel and resin.

        Selling, general and administrative

        Selling, general and administrative expenses decreased by $12.9 million, or 21.8%, to $46.2 million for the three months ended June 26, 2020 compared to $59.0 million for the three months ended June 28, 2019. The decrease was primarily due to cost reduction initiatives as a result of COVID-19, in particular lower variable compensation of $5.1 million, lower medical costs of $1.4 million, reduced travel costs of $1.0 million and lower consulting costs of $1.0 million. Additionally, due to sales volume declines associated with COVID-19, commissions expense decreased $3.1 million.

        Intangible asset amortization

        Intangible asset amortization expense increased by $0.1 million, or 2.0%, to $8.0 million for the three months ended June 26, 2020 compared to $7.9 million for the three months ended June 28, 2019. The increase in intangible asset amortization is primarily due to additional amortization resulting from fiscal 2019 acquisitions, partially offset by certain assets that reached the end of their amortized lives by the conclusion of fiscal 2019.

        Interest expense, net

        Interest expense, net decreased by $3.4 million, or 26.3% to $9.4 million for the three months ended June 26, 2020 compared to $12.8 million for the three months ended June 28, 2019. The decrease is primarily due to the Company's principal payments in fiscal 2019 resulting in a lower principal balance in fiscal 2020 from which interest expense was derived.

        Other income, net

        Other income, net decreased by $0.7 million to $0.5 million for the three months ended June 26, 2020 compared to $1.2 million for the three months ended June 28, 2019 primarily due to gains from the Company's undesignated foreign currency derivative instruments partially offset by foreign exchange losses on intercompany loans.

        Income tax expense

        The Company's income tax rate increased to 26.5% for the three months ended June 26, 2020 compared to 23.3% for the three months ended June 28, 2019. The increase in the current period effective tax rate was primarily due to an increase in losses incurred by our foreign jurisdictions for which we are not able to realize the related tax benefit.

Segment results

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the sum of income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, restructuring charges, stock-based compensation, certain legal matters, transaction costs and other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, and realized or unrealized gain (loss) on foreign currency transactions. We define segment Adjusted EBITDA margin as segment Adjusted EBITDA as a percentage of segment Net sales.

        Electrical Raceway

	Three months ended
($ in thousands)	June 26, 2020	June 28, 2019	Change	% Change
Net sales	$286,046	$373,229	$(87,183)	(23.4)%
Adjusted EBITDA	$57,455	$76,721	$(19,266)	(25.1)%
Adjusted EBITDA margin	20.1%	20.6%

        Net sales

% Change
Volume	(23.5)%
Average selling prices	(1.0)%
Foreign exchange	(0.4)%
Acquisitions	1.4%
Other	0.1%
Net sales	(23.4)%

        Net sales decreased by $87.2 million, or 23.4%, to $286.0 million for the three months ended June 26, 2020 compared to $373.2 million for the three months ended June 28, 2019. The decrease in net sales is primarily driven by $87.6 million in lower volume attributed primarily to impacts of COVID-19. The Electrical Raceway segment saw volume declines in the armored cable and fittings and the metal electrical conduit and fittings product categories. Additionally net sales decreased $3.6 million due to lower average selling prices resulting from lower input costs of steel and resin. The decrease in net sales was partially offset by the 2019 acquisitions, which contributed $5.1 million in sales for the three months ended June 26, 2020.

        Adjusted EBITDA

        Adjusted EBITDA for the three months ended June 26, 2020 decreased by $19.3 million, or 25.1%, to $57.5 million from $76.7 million for the three months ended June 28, 2019. Adjusted EBITDA margins decreased to 20.1% for the three months ended June 26, 2020 compared to 20.6% for the three months ended June 28, 2019. The decrease in Adjusted EBITDA was largely due to lower volume, partially offset by the benefit of lower material costs in excess of declines in average selling prices, operational efficiencies and cost reductions in response to COVID-19, and the contributions from the 2019 acquisitions.

        Mechanical Products & Solutions

	Three months ended
($ in thousands)	June 26, 2020	June 28, 2019	Change	% Change
Net sales	$99,487	$120,596	$(21,109)	(17.5)%
Adjusted EBITDA	$12,243	$20,595	$(8,352)	(40.6)%
Adjusted EBITDA margin	12.3%	17.1%

        Net sales

% Change
Volume	(12.2)%
Average selling prices	(4.6)%
Other	(0.7)%
Net sales	(17.5)%

        Net sales decreased by $21.1 million, or 17.5%, for the three months ended June 26, 2020 to $99.5 million compared to $120.6 million for the three months ended June 28, 2019. The decrease is primarily attributed to lower volume of $14.7 million primarily attributed to the impacts of COVID-19 and certain one-time projects in the prior year period within the construction services and barbed tape product categories. Additionally, net sales decreased due to lower average selling prices resulting from the lower input cost of steel of $5.5 million.

        Adjusted EBITDA

        Adjusted EBITDA decreased by $8.4 million, or 40.6%, to $12.2 million for the three months ended June 26, 2020 compared to $20.6 million for the three months ended June 28, 2019. Adjusted EBITDA margins decreased to 12.3% for the three months ended June 26, 2020 compared to 17.1% for the three months ended June 28, 2019. The Adjusted EBITDA decrease is primarily due to the lower volume and the mix of products sold in the prior year period, partially offset by cost reductions in response to COVID-19.

        The results of operations for the nine months ended June 26, 2020 and June 28, 2019 were as follows:

	Nine months ended
($ in thousands)	June 26, 2020	June 28, 2019	Change	% Change
Net sales	$1,288,001	$1,414,828	$(126,827)	(9.0)%
Cost of sales	943,741	1,061,350	(117,609)	(11.1)%
Gross profit	344,260	353,478	(9,218)	(2.6)%
Selling, general and administrative	164,734	171,778	(7,044)	(4.1)%
Intangible asset amortization	24,210	24,278	(68)	(0.3)%
Operating income	155,316	157,422	(2,106)	(1.3)%
Interest expense, net	30,605	38,277	(7,672)	(20.0)%
Other income, net	(2,462)	(3,422)	960	(28.1)%
Income before income taxes	127,173	122,567	4,606	3.8%
Income tax expense	29,112	29,513	(401)	(1.4)%
Net income	$98,061	$93,054	$5,007	5.4%

        Net sales

% Change
Volume	(6.6)%
Average selling prices	(4.1)%
Foreign exchange	(0.2)%
Acquisitions	2.0%
Other	(0.1)%
Net sales	(9.0)%

        Net sales decreased by $126.8 million, or 9.0%, to $1,288.0 million for the nine months ended June 26, 2020 compared to $1,414.8 million for the nine months ended June 28, 2019. The decrease is primarily attributed to lower volume of $92.8 million predominantly due to the impacts of COVID-19. The Company experienced volume declines in the armored cable and fittings and the metal electrical conduit and fittings product categories within the Electrical Raceway segment and the construction services and barbed tape product categories within the MP&S segment. The decrease in volume is partially offset by volume gains in the PVC electrical conduit and fittings product category within the Electrical Raceway segment and the mechanical pipe product category within the MP&S segment. Additionally, net sales decreased $57.8 million due to lower average selling prices resulting from lower input costs of steel and resin. The decrease in net sales was partially offset by $28.1 million of sales from the 2019 acquisitions.

        Cost of sales

% Change
Volume	(6.5)%
Average input costs	(6.0)%
Foreign exchange	(0.2)%
Acquisitions	2.2%
Other	(0.6)%
Cost of sales	(11.1)%

        Cost of sales decreased by $117.6 million, or 11.1% to $943.7 million for the nine months ended June 26, 2020 compared to $1,061.4 million for the nine months ended June 28, 2019. The decrease was primarily due to lower volume of $69.1 million, the lower input costs of steel and resin of $63.3 million, and $6.9 million from favorable inventory adjustments related to changes in market prices. The decrease was partially offset by incremental costs related to the 2019 acquisitions of $23.5 million.

        Selling, general and administrative

        Selling, general and administrative expenses decreased by $7.0 million, or 4.1% to $164.7 million for the nine months ended June 26, 2020 compared to $171.8 million for the nine months ended June 28, 2019. The decrease in selling, general and administrative expenses was primarily due to cost reduction incentives as a result of COVID-19, in particular lower variable compensation related expenses of $6.7 million.

        Intangible asset amortization

        Intangible asset amortization expense decreased by $0.1 million, or 0.3% to $24.2 million for the nine months ended June 26, 2020 compared to $24.3 million for the nine months ended June 28, 2019. The decrease in intangible asset amortization is primarily due to certain assets that reached the end of their amortized lives by the conclusion of fiscal 2019, partially offset by additional amortization resulting from the fiscal 2019 acquisitions.

        Interest expense, net

        Interest expense, net, decreased by $7.7 million, or 20.0% to $30.6 million for the nine months ended June 26, 2020 compared to $38.3 million for the nine months ended June 28, 2019. The decrease is primarily due to the Company's principal payments in fiscal 2019 resulting in a lower principal balance in fiscal 2020 from which interest expense was derived.

        Other income, net

        Other income, net decreased by $1.0 million to $2.5 million for the nine months ended June 26, 2020 compared to $3.4 million for the nine months ended June 28, 2019 primarily due to lower gains from undesignated foreign currency derivative instruments, partially offset by foreign exchange gains on intercompany loans in the nine months ended June 28, 2019.

        Income tax expense

        The Company's income tax rate decreased to 22.9% for the nine months ended June 26, 2020 compared to 24.1% for the nine months ended June 28, 2019. The decrease in the current period effective tax rate was primarily due to an increase in the excess tax benefit associated with stock compensation, partially offset by the increase in losses incurred by our foreign jurisdictions for which we are not able to realize the related tax benefit.

        Electrical Raceway

	Nine months ended
($ in thousands)	June 26, 2020	June 28, 2019	Change	% Change
Net sales	$967,127	$1,070,149	$(103,022)	(9.6)%
Adjusted EBITDA	$206,630	$212,585	$(5,955)	(2.8)%
Adjusted EBITDA margin	21.4%	19.9%

        Net sales

% Change
Volume	(8.8)%
Average selling prices	(3.0)%
Foreign exchange	(0.3)%
Acquisitions	2.6%
Other	(0.1)%
Net sales	(9.6)%

        Net sales decreased by $103.0 million, or 9.6%, to $967.1 million for the nine months ended June 26, 2020 compared to $1,070.1 million for the nine months ended June 28, 2019. Net sales decreased by $94.4 million due to lower volume primarily attributed to the impacts of COVID-19. The Electrical Raceway segment experienced declines predominately in the armored cable and fittings and the metal electrical conduit and fittings product categories, partially offset by volume gains in the PVC electrical conduit and fittings product category within the first six months of the year. Additionally, net sales decreased by $32.2 million as a result of lower average selling prices resulting from lower input costs of steel and resin. The decrease in net sales was partially offset by the 2019 acquisitions, which contributed $28.1 million in sales for the nine months ended June 26, 2020.

        Adjusted EBITDA

        Adjusted EBITDA for the nine months ended June 26, 2020 decreased by $6.0 million, or 2.8%, to $206.6 million from $212.6 million for the nine months ended June 28, 2019. The decrease in Adjusted EBITDA was largely due to lower volume, partially offset by the benefit of lower material costs in excess of declines in average selling prices, operational efficiencies, and the contributions from the 2019 acquisitions.

        Mechanical Products & Solutions

	Nine months ended
($ in thousands)	June 26, 2020	June 28, 2019	Change	% Change
Net sales	$322,796	$345,599	$(22,803)	(6.6)%
Adjusted EBITDA	$45,041	$48,903	$(3,862)	(7.9)%
Adjusted EBITDA margin	14.0%	14.2%

        Net sales

Change (%)
Volume	0.4%
Average selling prices	(7.4)%
Other	0.4%
Net sales	(6.6)%

        Net sales decreased by $22.8 million, or 6.6%, for the nine months ended June 26, 2020 to $322.8 million compared to $345.6 million for the nine months ended June 28, 2019. The decrease is primarily attributed to the pass-through impact of lower average input costs of steel products of $25.6 million. The decrease in net sales is partially offset by higher volume of $1.6 million primarily in the mechanical pipe product category.

        Adjusted EBITDA

        Adjusted EBITDA decreased $3.9 million, or 7.9%, to $45.0 million for the nine months ended June 26, 2020 compared to $48.9 million for the nine months ended June 28, 2019. Adjusted EBITDA decreased primarily due to a change in the mix of products sold partially offset by operational efficiencies.

Other Matters

Our collective bargaining agreement in Harvey, Illinois expired in April 2020. On July 14, 2020, the Company and the United Steelworkers Union reached agreement on the terms of a new collective bargaining agreement which expires in April 2024.

Liquidity and Capital Resources

        We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $237.3 million as of June 26, 2020, of which $43.4 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company's intention to permanently reinvest such income were to change and cash was repatriated to the United States.

        In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund operational needs. As of June 26, 2020, there were no outstanding borrowings under the ABL Credit Facility and $9.5 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $257.3 million and approximately $247.8 million was available under the ABL Credit Facility as of June 26, 2020. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

        The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Nine months ended
(in thousands)	June 26, 2020	June 28, 2019
Cash flows provided by (used in):
Operating activities	$156,019	$120,179
Investing activities	(24,756)	(105,190)
Financing activities	(16,917)	(40,272)

        Operating activities

        During the nine months ended June 26, 2020, the Company was provided $156.0 million by operating activities compared to $120.2 million during the nine months ended June 28, 2019. The $35.8 million increase in cash provided was primarily due to higher cash flows from reductions in working capital.

        Investing activities

        During the nine months ended June 26, 2020, the Company used $24.8 million in investing activities compared to $105.2 million during the nine months ended June 28, 2019. The decrease in cash used in investing activities is primarily due the acquisition of Vergokan and US Tray for $83.4 million during the nine months ended June 28, 2019.

        Financing Activities

        During the nine months ended June 26, 2020, the Company used $16.9 million in financing activities compared to $40.3 million used during the nine months ended June 28, 2019. The decrease in cash used in financing activities is primarily due to $24.4 million of share repurchases and $21.0 million of debt repayments during the nine months ended June 28, 2019, compared to $15.0 million of share repurchases during the nine months ended June 26, 2020.

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

The Company considered whether the adverse economic impacts of the novel coronavirus (COVID-19) outbreak, which were developing during the three months ended March 27, 2020 and continued to develop during the three months ended June 26, 2020, would indicate whether it’s more likely than not that the fair value of its reporting units or its indefinite lived intangible assets would be below the carrying value.

For a majority of the Company’s operations, the fair values of its related reporting units and indefinite lived intangible assets significantly exceeded their respective carrying values as of the most recent impairment testing period in July 2019. For these reporting units and the indefinite lived intangibles, the Company concluded that it was not more likely than not that the fair value of these reporting units or indefinite lived intangible assets was less than the carrying value and therefore there was not a triggering event requiring the performance of an impairment test as of June 26, 2020.

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

The Company calculated the fair value of its EMEA reporting unit considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) a market approach using a transaction analysis. The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for the specific reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. Fair value under the guideline public company method is determined for the reporting unit by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and EBITDA margins, as well as the perceived risk associated with those forecasts, along with selecting representative market multiples. Fair value under the transactional analysis is determined based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the guideline public company method and the transactional analysis calculations are the assumptions used in determining the reporting unit's comparable public companies, comparable transactions and the selection of the market multiples.

The EMEA reporting unit’s impairment test as of March 27, 2020 revealed that its fair value was greater than carrying value by an amount of less than 10%. During the three months ended June 26, 2020, the Company continued to assess information related to the current and anticipated economic impacts of COVID-19 on the EMEA reporting unit and revised its financial projections. As a result of this assessment, the Company concluded that it was not more likely than not that the fair value of the EMEA reporting unit was less than the carrying value and therefore deemed that there was not a triggering event requiring the performance of an updated impairment test.

The goodwill allocated to the EMEA reporting unit as of June 26, 2020 was $34,836. The impairment analysis is sensitive to changes in both business and valuation assumptions. Changes to these assumptions could result in revisions of management's estimates of the fair value of the reporting unit and could result in impairment charges in the future, which could be material to our results of operations. The Company will continue to monitor for such changes in facts or circumstances. Goodwill impairment charges may be recognized in future periods to the extent changes in facts or circumstances occur, including deterioration in the macroeconomic environment, industry, and deterioration in the Company’s performance or its future projections.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this quarterly report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this quarterly report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed or referenced under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
•widespread outbreak of diseases, such as the novel coronavirus (COVID-19) pandemic;
•declines in, and uncertainty regarding, the general business and economic conditions in the United States and international markets in which we operate;
•weakness or another downturn in the United States non-residential construction industry;
•changes in prices of raw materials;
•pricing pressure, reduced profitability, or loss of market share due to intense competition;
•availability and cost of third-party freight carriers and energy;
•high levels of imports of products similar to those manufactured by us;
•changes in federal, state, local and international governmental regulations and trade policies;
•changes in foreign laws and legal systems, including as a result of Brexit;
•recent and future changes to tax legislation;
•adverse weather conditions;
•failure to generate sufficient cash flow from operations or to raise sufficient funds in the capital markets to satisfy existing obligations and support the development of our business;
•increased costs relating to future capital and operating expenditures to maintain compliance with environmental, health and safety laws;
•reduced spending by, deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers;
•increases in our working capital needs, which are substantial and fluctuate based on economic activity and the market prices for our main raw materials, including as a result of failure to collect, or delays in the collection of, cash from the sale of manufactured products;
•work stoppage or other interruptions of production at our facilities as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress, or for other reasons;
•challenges attracting and retaining key personnel or high-quality employees;
•changes in our financial obligations relating to pension plans that we maintain in the United States;
•reduced production or distribution capacity due to interruptions in the operations of our facilities or those of our key suppliers;
•loss of a substantial number of our third-party agents or distributors or a dramatic deviation from the amount of sales they generate;
•security threats, attacks, or other disruptions to our information systems, or failure to comply with complex network security, data privacy and other legal obligations or the failure to protect sensitive information;
•possible impairment of goodwill or other long-lived assets as a result of future triggering events, such as declines in our cash flow projections or customer demand and changes in our business and valuation assumptions;
•safety and labor risks associated with the manufacture and in the testing of our products;
•product liability, construction defect and warranty claims and litigation relating to our various products, as well as government inquiries and investigations, and consumer, employment, tort and other legal proceedings;
•our ability to protect our intellectual property and other material proprietary rights;
•risks inherent in doing business internationally;
•our inability to introduce new products effectively or implement our innovation strategies;
•the inability of our customers to pay off the credit lines extended to them by us in a timely manner and the negative impact on customer relations resulting from our collections efforts with respect to non-paying or slow-paying customers;
•our inability to continue importing raw materials, component parts and/or finished goods;

•the incurrence of liabilities and the issuance of additional debt or equity in connection with acquisitions, joint ventures or divestitures and the failure of indemnification provisions in our acquisition agreements to fully protect us from unexpected liabilities;
•failure to manage acquisitions successfully, including identifying, evaluating, and valuing acquisition targets and integrating acquired companies, businesses or assets;
•the incurrence of liabilities in connection with violations of the FCPA and similar foreign anti-corruption laws;
•the incurrence of additional expenses, increase in complexity of our supply chain and potential damage to our reputation with customers resulting from regulations related to "conflict minerals";
•disruptions or impediments to the receipt of sufficient raw materials resulting from various anti-terrorism security measures;
•restrictions contained in our debt agreements;
•failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt; and
•other risks and factors described in this report and from time to time in documents that we file with the SEC.

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

Widespread detrimental public health conditions, and specifically the pandemic caused by the spread of COVID-19, has had and could continue to have a material adverse impact on our business, financial position, results of operations and cash flows.

We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business. While we have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the COVID-19 pandemic and such measures may not adequately protect our business from the impact of such events. These impacts include disruptions or restrictions on our employees’ ability to travel as well as temporary closures of our facilities or the facilities of our customers, suppliers and other constituents of our supply chain. While still evolving, the COVID-19 pandemic has caused significant economic and financial turmoil both in the United States and around the world, and has led to a global recession. These conditions are expected to continue in the near term.

As of the date of this filing, we have seen volume declines in our business across several product categories, as customers and end markets face some uncertainty and delays in timing of work. In particular, some construction site closures or project delays have occurred, and job sites have had to adjust to increased physical distancing and health-related precautions. Given the continued volatility within the economic impacts of the pandemic it is too early to make any judgment on how significant this will become. Further end market demand declines could have a material adverse impact on the demand for our products and our ability to obtain financing on favorable terms or at all.

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

None

Item 3. Defaults Upon Senior Securities

         Not applicable.

Item 4. Mine Safety Disclosures

         Not applicable.

Item 5. Other Information

         None.

        Item 6. Exhibits

31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#
Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. of the Sarbanes-Oxley Act of 2002

32.1#
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Act of 2002.

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

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	August 4, 2020	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)