Form 10-K
period 2020-09-30
Atkore International Group Inc.
filed 2020-11-19
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act . ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
The aggregate market value of the voting and non-voting common equity of Atkore International Group Inc. held by non-affiliates as of the close of business as of March 27, 2020 was $965.1 million.
The number of shares of the registrant's common stock outstanding as of November 13, 2020 was 47,409,886 shares of common stock, par value $0.01 per share.
Documents incorporated by reference:
Portions of the registrant's proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant's 2021 annual meeting of stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant's fiscal year ended September 30, 2020.

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

We are a leading manufacturer of Electrical Raceway products primarily for the non-residential construction and renovation markets and Mechanical Products and Solutions ("MP&S") for the construction and industrial markets. Electrical Raceway products form the critical infrastructure that enables the deployment, isolation and protection of a structure's electrical circuitry from the original power source to the final outlet. MP&S frame, support and secure component parts in a broad range of structures, equipment and systems in electrical, industrial and construction applications. We believe we hold #1 or #2 positions in the United States by net sales in the vast majority of our products. The quality of our products, the strength of our brands, our scale and national presence provide what we believe to be a unique set of competitive advantages that position us for profitable growth.

On February 5, 2019, the board of directors approved a share repurchase program, under which the Company may repurchase up to $50.0 million of its outstanding common stock. As of September 30, 2020, there were $35.0 million of authorized repurchases remaining. See Item 5, ''Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities'' for additional information.

Our products

Our principal Electrical Raceway products include electrical conduit and fittings, armored cable and fittings, cable trays and mounting systems and fittings, which are critical components of the electrical infrastructure for new construction and maintenance, repair and remodel ("MR&R") markets. Our MP&S principal products are metal framing and in-line galvanized mechanical tube. Our metal framing products are used in the installation of electrical systems and various support structures. In total, we operate 37 manufacturing facilities and 28 distribution facilities that enable us to efficiently receive materials from our suppliers and deliver products to our customers. In fiscal 2020, 89% of our net sales were to customers located in the United States.

An overview of our product offerings is provided below:

	Product Category	Sample Products		Brands	Sample Product Images
Electrical Raceway	Metal Electrical Conduit and Fittings	Metal Conduit:
		•	Electrical Metallic Tubing (EMT)	Allied Tube & Conduit
		•	Intermediate Metal Conduit (IMC)
		•	Galvanized Rigid Conduit (GRC)	Columbia-MBF
Metal Conduit Fittings:
		•	Elbows	Konkore Fittings
		•	Couplings
		•	Nipples
		•	Conduit Bodies
PVC Electrical Conduit & Fittings
PVC Conduit:
		•	Rigid Non-Metallic Conduit (RNC)	Allied Tube & Conduit
		PVC Conduit Fittings:		Cor-Tek
		•	Elbows
		•	Couplings	Heritage Plastics
		•	Conduit Bodies
		•	Duct spacers

	Corrosion Resistant Conduit	•	Stainless conduit	Calbond
		•	PVC coated conduit	Calbrite
		•	Aluminum conduit	Calconduit

	Flexible Electrical Conduit and Fittings	Flexible Electrical Conduit:
		•	Flexible Metallic Conduit (FMC)	AFC Cable Systems
		•	Liquidtight Flexible Metal Conduit (LFMC)
		•	Liquidtight Flexible Non-Metallic Conduit (LNFC)	Kaf-Tech
		•	Flexible Metallic Tubing (FMT)
		Flexible Electrical Conduit Fittings:		Flexicon
		•	Cord Connectors
		•	Angle Connectors

Armored Cable and Fittings
Armored Cable:
		•	Metal Clad Cable (MC)	AFC Cable Systems
		•	Armor Clad Cable (AC)
		•	Healthcare Facility Cable (HFC)
Armored Cable Fittings:
		•	Connectors	Kaf-Tech
		•	Service Entry Fittings

Cable Tray & Cable Ladders
		•	Ladder Cable Tray	Cope
		•	Hat Cable Tray	Marco
		•	Channel Cable Tray	Vergokan
		•	I Beam Cable Tray	US Tray
		•	Wire Basket Cable Tray

	Product Category	Sample Products		Brands	Sample Product Images
MP&S	Metal Framing & Fittings
		•	Channel	Power-Strut
		•	Channel Fittings
		•	Pipe Clamps/Hangers
		•	Concrete Inserts	Unistrut

Construction Services
		•	Design, Fabrication and Installation Services	Unistrut Construction
		•	Modular support structures
		•	Fall protection

Mechanical Pipe
		•	In-line galvanized mechanical tube	Allied Tube & Conduit
		•	Non-galvanized tube
		•	Fabrication services

Barbed Tape
		•	Security Confinement	Razor Ribbon
		•	Power Station
		•	Military/Border
		•	Law Enforcement

Marketing

Our products are primarily marketed by commissioned agents and sold directly to electrical and industrial distributors who resell our products under recognized brand names, including Allied Tube & Conduit, AFC Cable Systems, Heritage Plastics, Unistrut, Power-Strut, Cope and Calpipe as well as certain other sub-brands that are used regionally or in niche markets. Our commissioned agents are selected, trained and managed by our regional sales teams and supported by product managers who ensure that agents are adequately knowledgeable and sufficiently trained to represent our brands to our distribution customers. We stimulate end-user demand by promoting our products and solutions directly to architects, electrical engineers, electrical contractors and electrical code authorities. We also work directly with electrical contractors, who install Electrical Raceway products on new construction or renovation projects to assist them in selecting the most effective electrical raceway solution. In certain of the markets we serve, we market directly to electrical and industrial distributors, original equipment manufacturers ("OEMs") and governmental entities.

Distribution

We primarily sell and distribute our products through electrical, industrial and specialty distributors and OEMs. For many of the more than 13,000 electrical-distributor branches in the United States, our products are must-stock lines that form a staple of their business. We serve a diverse group of end markets, including new construction, MR&R and infrastructure, diversified industrials, alternative power generation, healthcare, data centers and government. End-users, which are typically electrical, industrial and mechanical contractors as well as OEMs, install our products during non-residential, residential and infrastructure construction and renovation projects or in assembly and manufacturing processes.

Distribution-based sales accounted for approximately 84% of our net sales for fiscal 2020. We distribute our products to electrical and industrial distributors from our manufacturing and distribution facilities as well as from over 40 dedicated distribution facilities operated by our agents. Our products are also stocked by electrical and industrial distributors who are located across the United States. Some of our products are purchased by OEMs and used as part of their products and solutions in applications such as utility solar framing, conveyor systems and fabric cover buildings. OEM sales accounted for approximately 16% of our net sales for fiscal 2020.

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

Customers

Our sales and marketing processes are primarily focused on serving our immediate customers, including electrical, industrial and specialty distributors and OEMs. We believe customers view us as offering a strong value proposition based on our broad product offering, strong brands, short order cycle times, reliability and consistent product quality. For each of fiscal 2020, 2019 and 2018, approximately 89%, 88% and 90%, respectively, of our net sales were sold to customers located in the United States. Our net sales by geographic area were as follows:

	Fiscal Year Ended
(in millions)	September 30, 2020	September 30, 2019	September 30, 2018
United States	$1,563	$1,689	$1,652
International	202	228	183
Total	$1,765	$1,917	$1,835

In fiscal 2020, our top ten customers accounted for approximately 37% of net sales. No single customer, even after consolidating all branches of such customer, which often make independent purchasing decisions, accounted for more than 10% of our net sales in fiscal 2020, 2019 or 2018. Our customers include global electrical distributors (such as Consolidated Electrical Distributors, Inc., Graybar Electric Company, Rexel, Sonepar S.A. and Wesco International, Inc.), independent electrical distributors including super-regional electrical distributors (such as U.S. Electrical Services Inc., Crescent Electric Supply Co. and United Electric Supply Company, Inc.) and members of buying groups (such as Affiliated Distributors, Inc. and IMARK Group, Inc.) as well as industrial distributors and big-box retailers (such as The Home Depot, Inc., Fastenal Company, HD Supply Holdings, Inc., McMaster-Carr Supply Co., Menard, Inc. and W.W. Grainger, Inc.).

Suppliers and Raw Materials

We use a variety of raw materials in the manufacture of our products. Our primary raw materials are steel, copper and polyvinyl chloride ("PVC") resin. We believe that sources for these raw materials are well-established, generally available on world markets and are in sufficient quantity that we may avoid disruption to our business if we encountered an interruption from one of our existing suppliers. Our primary suppliers of steel are ArcelorMittal, Cleveland-Cliffs and Nucor; our primary suppliers of copper are AmRod and Freeport McMoran; and our primary suppliers of PVC resin are Westlake, Formosa and Oxy Vinyls. We strive to maintain strong relationships with our suppliers.

Seasonality

In a typical year, our operating results are impacted by seasonality. Weather can impact the ability to pursue non-residential construction projects at any time of year in any geography, but historically, our slowest quarters have been the first and second fiscal quarters of each fiscal year when frozen ground and cold temperatures in many parts of the country can impede the start and pursuit of construction projects. Sales of our products have historically been higher in the third and fourth quarters of each fiscal year due to favorable weather and longer daylight conditions during these periods. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as cold or wet weather, which can delay construction projects as well as by adverse economic conditions or widespread detrimental public health conditions, including the pandemic caused by the spread of the novel coronavirus (COVID-19) in fiscal 2020 which resulted in delays in projects during the third and fourth quarters of the 2020 fiscal year.

Manufacturing

We currently manufacture products in 37 facilities and operate a total footprint of approximately 6 million square feet of manufacturing and distribution space in eight countries. Our headquarters are located in Harvey, Illinois, which is also the location of our largest manufacturing facility. Similar to our distribution footprint, our manufacturing footprint is currently concentrated in the United States, with additional facilities in Australia, Belgium, China, New Zealand, Russia and the United Kingdom.

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

Management of Information Technology Systems

Historically, information technology has not been a significant differentiator for us in our markets, however, we believe that ease of doing business with us will become increasingly important to our growth. Currently, we operate our business using widely commercially available hardware and software products with well-developed support services. In addition to these widely available IT products, we developed a new application for our agents which we believe will improve the overall order entry process. Additionally, during fiscal 2016, we invested more than $6 million and installed and implemented a new general ledger and financial reporting system for the entire Company replacing a number of systems used in various parts of the Company. We have also chosen to migrate our email service and various other information technology services to a cloud computing platform hosted by Microsoft. During fiscal 2019, we completed the implementation of an integrated system for order management, advanced warehouse management, finished goods inventory management and accounts receivable. We have spent over $15.3 million to date on this project, which went live in the fourth quarter of fiscal 2018.
Human Capital Resources

As of September 30, 2020, we employed approximately 3,700 total full-time equivalent employees of whom approximately 12% are temporary or contract workers. Our employees are primarily located in the United States, with about 19% employed at our international locations in Australia, Belgium, Canada, China, New Zealand, Russia and the United Kingdom.

As of September 30, 2020, approximately 24% of our domestic and international employees were represented by a union under a collective bargaining agreement. All unions are either located in the United States or Canada with no unions or Worker's Councils at any of our other locations abroad.

From time to time our collective bargaining agreements expire and come up for re-negotiation. On July 14, 2020, the Company and the United Steelworkers Union, representing approximately 350 employees, reached agreement on the terms of a new collective bargaining agreement for our largest facility in Harvey, Illinois, which expires in April 2024. We believe our relationship with our employees is good.

As part of our human capital resource objectives, we seek to recruit, retain and incentivize our employees by utilizing strategic workforce planning to forecast future needs, building and leveraging an inclusive leadership mindset, and applying a robust performance management process, including our onboarding and immersion program. The purpose of the onboarding and immersion program is to introduce new hires and transition employees to the Company and their roles to accelerate learning and exposure to key systems used at Atkore, provide clarity about Atkore’s strategy, vision, mission and values, and ensure that every employee begins to develop a productive network of key stakeholders with whom they will interact during the performance of their jobs.

Regulatory Matters

Our facilities are subject to various federal, state, local and non-U.S. regulations including the protection of human health, safety and the environment. Among other things, these laws govern the use, storage, treatment, transportation, disposal and management of hazardous substances and wastes; regulate emissions or discharges of pollutants or other substances into the air, water, or otherwise into the environment; impose liability for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances and protect the health and safety of our employees.

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

In October 2013, the State of Illinois filed a complaint against our subsidiary Allied Tube, alleging violations of the Illinois Environmental Protection Act, or the "IEPA," relating to discharges to a storm sewer system that terminates at Allied Tube's Harvey, Illinois manufacturing facility. The State sought an injunction ordering Allied Tube to take immediate corrective action to abate the alleged violations and civil penalties as permitted by applicable law. Allied Tube has reviewed management practices and made improvements to its diesel fuel storage and truck maintenance areas to resolve the State's claims. We entered into a consent order that required Allied Tube to pay a nominal penalty, install base low-flow oil and water separation equipment and take certain additional remedial actions to resolve the State's claims. The installation of the low-flow oil and water separation equipment is complete and certain additional remediation activities are in progress. We do not currently expect that any remaining obligations would have a material effect on our financial condition, results of operations or cash flows.

In August 2014, we received from the IEPA the terms of a proposed new stormwater discharge permit for our Harvey, Illinois manufacturing facility. Because the facility did not meet the zinc limit set forth in the proposed permit, the Company commenced negotiations with the IEPA to agree upon mutually acceptable discharge limits. During these negotiations, the facility was operating under an extension of the terms of our existing stormwater discharge permit. In October 2016, we received the final permit. A mutually agreed upon compliance plan is part of the permit, which was modified in December 2019 to accommodate trials of a metal coating technology that would nearly eliminate the largest source of zinc emissions from our galvanizing operations. We expect to achieve compliance in accordance with the negotiated schedule. The compliance plan includes studies to reduce zinc emitted from galvanizing manufacturing operations, implementation of more rigorous management practices, evaluation of the installation of passive/cost effective stormwater treatment and receiving stream studies to determine if a less stringent permit limit will be as protective of the water system as the current permit limit. Given the scope and time frame of the compliance plan, we do not expect that achieving compliance with either the stormwater discharge permit or the plan will have a material effect on our financial condition, results of operations or cash flows.

In April 2014, we received from the City of Phoenix the terms of an industrial wastewater discharge permit renewal that contains more rigorous wastewater discharge limits for our Phoenix, Arizona facility. We do not currently expect that any such obligations would have a material effect on our financial condition, results of operations or cash flows.

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

Impacts of COVID-19

The outbreak of the novel coronavirus (COVID-19) has continued to spread and is currently classified as a pandemic which is contributing to significant volatility and uncertainty in markets and the global economy.  This heightened volatility and uncertainty makes it difficult for us to predict the extent of COVID-19’s impact on our operations going forward.

              As of the date of this filing, we have seen volume declines in our business across several product categories, as customers and end markets face some uncertainty and delays in timing of work. In particular, some construction site closures or project delays have occurred, and job sites have had to adjust to increased physical distancing and health-related precautions. Given the continued volatility within the economic impacts of the pandemic it is too early to make any judgment on how significant the COVID-19 effect will become.

Factors that contribute to our ability to adjust to the outbreak include currently being deemed an “essential business”, benefiting from mostly localized supply chains, and continuing to take actions within our control to minimize the disruptive impacts of the outbreak. However, there can be no assurance that we will not be materially and adversely impacted in the future. The extent to which COVID-19 will impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Currently, none of our facilities are closed due to COVID-19 related developments. In response to COVID-19, we have implemented a variety of countermeasures to promote the health and safety of our employees during this pandemic, including health screening, physical distancing practices, enhanced cleaning, use of personal protective equipment, business travel restrictions, and remote work capabilities.

Available Information

We make available free of charge through our website, http://investors.atkore.com/sec-filings, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), and all amendments to those reports simultaneously or as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our reports are also available free of charge on the SEC’s website, www.sec.gov. References to our website in this Annual Report on Form 10-K do not constitute an incorporation by reference of any of the information found on our website, and such information is not a part of this or any other report we file with or furnish to the SEC.

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

Demand for our products is affected by a number of general business and economic conditions. A decline in the United States and international markets in which we operate could materially and adversely affect our business, financial position, results of operations or cash flows. Our profit margins, as well as overall demand for our products, could decline as a result of a large number of factors beyond our control, including economic recessions, the COVID-19 pandemic, changes in end-user preferences, consumer confidence, inflation, availability of credit, fluctuation in interest and currency exchange rates and changes in the fiscal or monetary policies of governments in the regions in which we operate.

During the United States economic recession which began in the second half of 2007 and continued through June of 2009, demand for our products declined significantly. Another economic downturn in any of the markets we serve may result in a reduction of sales and pricing for our products. If the creditworthiness of our customers declines, we could face increased credit risk and some, or many, of our customers may not be able to pay us amounts when they become due.

We cannot predict economic conditions, or the timing or strength of demand in our markets. Weakness in the markets in which we operate could have a material adverse effect on our business, financial condition, results of operations or cash flows. We may have to close underperforming facilities from time to time and market weakness will reduce demand for our products, possibly lead to excess capacity and may also reduce the price we are able to charge for our products. This, combined with an increase in excess capacity, could negatively impact our business, financial condition, results of operations or cash flows.

The non-residential construction industry accounts for a significant portion of our business, and a downturn in the non-residential construction industry could materially and adversely affect our business, financial position, results of operations or cash flows.

Our business is largely dependent on the non-residential construction industry. Approximately 39% of our net sales in fiscal 2020 were directly related to United States new non-residential construction. For new construction, we estimate that our product installation typically lags United States non-residential starts by six to twelve months. The United States non-residential construction industry is cyclical, with product demand based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. United States non-residential construction starts, as reported by Dodge, reached a historic low of 690 million square feet in our fiscal 2010 and increased to 1,091 million square feet in our fiscal 2020, which remains below historical levels.

From time to time we have been adversely affected in various parts of the country by declines in non-residential building construction starts due to, among other things, changes in tax laws affecting the real estate industry, interest rate increases and governmental restrictions relating to the COVID-19 pandemic. Continued uncertainty about current economic conditions will continue to pose a risk to our business, financial position, results of operations and cash flows, as participants in this industry may postpone spending in response to negative financial news and/or declines in income or asset values, which could have a continued material negative effect on the demand for our products.

Widespread detrimental public health conditions, and specifically the pandemic caused by the spread of COVID-19, have had and could continue to have a material adverse impact on our business, financial position, results of operations and cash flows.

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

As of the date of this filing, we have seen volume declines in our business across several product categories, as customers and end markets face some uncertainty and delays in timing of work. In particular, some construction site closures or project delays have occurred, and job sites have had to adjust to increased physical distancing and health-related precautions. Given the continued uncertainty with respect to impacts of the pandemic, it is unknown how significant this will become. Further uncertainty and delays in our end-markets could have a material adverse impact on the demand for our products, some jurisdictions may raise taxes to help cover pandemic-related costs and disruptions to or adverse conditions in the financial industry could affect our ability to obtain financing on favorable terms or at all.

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

Furthermore, the heightened uncertainty within the macroeconomic environment has caused our stock price to decline and may cause our stock price to be highly volatile and decline further in the future, due in part to the volatility of the stock market and any general economic downturn.

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

We may not always be completely successful in managing raw material market fluctuations in the future. In addition, in periods of declining prices for our raw materials we may face pricing pressure from our customers. We generally sell our products on a spot basis (and not under long-term contracts). Any increase in raw material prices that is not offset by an increase in our prices, or our inability to maintain price levels in an environment of declining raw material prices, could materially and adversely affect our business, financial position, results of operations or cash flows.

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

Our operating results are sensitive to the availability and cost of freight and energy, which are important in the manufacture and transport of our products.

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

The market for certain of our products is influenced by federal, state, local and international governmental regulations and trade policies (such as the Buy America regulations, American Recovery and Reinvestment Act of 2009, Underwriters Laboratories, National Electric Code and American Society of Mechanical Engineers) as well as other policies, including those imposed on the non-residential construction industry (such as the National Electrical Code and corresponding state and local laws based on the National Electrical Code). These regulations and policies are subject to change. In the event that there would be changes in the National Electrical Code and any similar state, local or non-U.S. laws, including changes that would allow for alternative products to be used in the non-residential construction industry or that would render less restrictive or otherwise reduce the current requirements under such laws and regulations, the scope of products that would serve as alternatives to products we produce would increase. As a result, competition in the industries in which we operate could increase, with a potential corresponding decrease in the demand for our products. In addition, in the event that changes in such laws would render current requirements more restrictive, we may be required to change our products or production processes to meet such increased restrictions, which could result in increased costs and cause us to lose market share. Any changes to such regulations, laws and policies could materially and adversely affect our business, financial position, results of operations or cash flows.

Our results of operations could be adversely affected by weather.

Although weather patterns affect our operating results throughout the year, adverse weather historically has reduced construction activity in our first and second fiscal quarters as construction activity declines due to inclement weather, frozen ground and shorter daylight hours. In contrast, our highest volume of net sales historically has occurred in our third and fourth fiscal quarters. If hurricanes, severe storms, floods, other natural disasters or similar events occur in the geographic regions in which we or our suppliers operate or through which deliveries must travel, our results of operations may be adversely affected.

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

We rely on a few customers for a significant portion of our net sales, and the loss of those customers or their inability or unwillingness to pay our invoices on time could materially and adversely affect our business, financial position, results of operations or cash flows.

Certain of our customers, in particular buying groups representing consortia of independent electrical distributors, national electrical distributors, OEMs, data centers and medical center general contractors are material to our business, financial position, results of operations and cash flows because they account for a significant portion of our net sales. In fiscal 2020, although no single customer accounted for more than 10% of our net sales, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 37% of our net sales. Our percentage of sales to our major customers may increase if we are successful in pursuing our strategy of broadening the range of products we sell to existing customers. In such an event, or in the event of any consolidation in certain segments we serve, including retailers selling building products, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. Our top customers may also be able to exert influences on us with respect to pricing, delivery, payment or other terms.

The majority of our net sales are facilitated through the extension of credit to our customers, and a significant asset included in our working capital is accounts receivable from customers. As of September 30, 2020, one customer, Sonepar Management US, Inc., represented 11% of the Company's accounts receivable balance due to increased sales in the last 60 days of the year. As of September 30, 2019, no single customer represented more than 10% of the Company's accounts receivable balance. See Note 20, ''Segment Information'' to the accompanying consolidated financial statements included elsewhere in this Annual Report. If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our business, financial position, results of operations or cash flows could be materially and adversely affected.

Our working capital requirements could result in us having lower cash available for, among other things, capital expenditures and acquisition financing.

Our working capital needs fluctuate based on economic activity and the market prices for our main raw materials, which are predominantly steel, copper and PVC resin. We require significant working capital to purchase these raw materials and sell our products efficiently and profitably to our customers. We are typically obligated to pay for our raw material purchases within 10 and 60 days of receipt, while we generally collect cash from the sale of manufactured products between 30 to 60 days from the point at which title and risk of loss transfers. If our working capital requirements increase and we are unable to finance our working capital on terms and conditions acceptable to us, we may not be able to obtain raw materials to respond to customer demand, which could result in a loss of sales. Our average working capital days during fiscal 2020 was 79 days.

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

As of September 30, 2020, approximately 24% of our domestic and international employees were represented with a collective bargaining agreement by labor unions. A work stoppage or other interruption of production could occur at our facilities or our suppliers' facilities as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress, or for other reasons. Such work stoppages or interruptions could materially and adversely affect our business, financial position, results of operations or cash flows. See Item 1, ''Business—Human Capital Resources."

We have financial obligations relating to pension plans that we maintain in the United States.

We provide pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible United States employees. As of September 30, 2020, we estimated that our pension plans were underfunded by approximately $40.0 million, both of which are frozen and do not accrue any additional service cost. As such, the funded status is primarily impacted by the performance of the underlying assets supporting the plan and changes in interest rates or other factors, which may trigger additional cash contributions. Our pension obligations are calculated annually and are based on several assumptions, including then-prevailing conditions, which may change from year to year. If in any year our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

Unplanned outages at our facilities and other unforeseen disruptions could materially and adversely affect our business, financial position, results of operations or cash flows.

Our business depends on the operation of our manufacturing and distribution facilities. It is possible that we could experience prolonged periods of reduced production or distribution capacity due to interruptions in the operations of our facilities or those of our key suppliers. It is also possible that operations may be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, accidents, effects of the pandemic and severe weather conditions. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions. To the extent that lost production or distribution capacity could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and production costs could be adversely affected.

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

We use our information systems to, among other things, run and manage our manufacturing operations, manage inventories and accounts receivable, make purchasing decisions and monitor our results of operations, and process, transmit and store sensitive electronic data, including employee, supplier and customer records. As a result, the proper functioning of our IT systems is critical to the successful operation of our business. Our information systems include proprietary systems developed and maintained by us. In addition, we depend on IT systems of third parties, such as suppliers, retailers and OEMs to, among other things, market and distribute our products, develop new products and services, operate our website, host and manage our services, store data, process transactions, respond to customer inquiries and manage inventory and our supply chain. Although our IT systems are protected through physical and software safeguards and remote processing capabilities exist, our IT systems or those of third parties whom we depend upon are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures and other problems. If critical proprietary or third-party IT systems fail or are otherwise unavailable, including as a result of system upgrades and transitions, our ability to manufacture, process orders, track credit risk, identify business opportunities, maintain proper levels of inventories, collect accounts receivable, pay expenses and otherwise manage our business would be adversely affected.

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cybersecurity attacks in particular are becoming more sophisticated and more frequent and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our vendors) and other cybersecurity attacks such as "denial of service" attacks, phishing, untargeted but sophisticated and automated attacks, and other disruptive software campaigns. We have been, and likely will continue to be, subject to potential damage from cybersecurity attacks. Despite our security measures, our IT systems and infrastructure or those of our third parties may be vulnerable to such cyber incidents. The result of these incidents could include, but are not limited to, disrupted operations, misstated or misappropriated financial data, theft of our intellectual property or other confidential information (including of our customers, suppliers and employees), liability for stolen assets or information, increased cyber security protection costs and reputational damage adversely affecting customer or investor confidence. In addition, if any information about our customers, including payment information, were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers. We have incurred costs and may incur significant additional costs in order to implement the security measures we feel are appropriate to protect our IT systems.

We may be required to recognize goodwill, intangible assets or other long-lived asset impairment charges.

As of September 30, 2020, we had goodwill of $188.2 million, intangible assets of $255.3 million, and other long-lived assets of $286.3 million. Goodwill and indefinite-lived intangible assets are not amortized and are subject to impairment testing at least annually. Future events, such as declines in our cash flow projections or customer demand, may cause impairments of our goodwill or long-lived assets based on factors such as the price of our common stock, projected cash flows, assumptions used, control premiums or other variables.

In addition, if we divest long-lived assets at prices below their asset value, we must write them down to fair value resulting in long-lived asset impairment charges, which could adversely affect our financial position or results of operations. For example, in fiscal 2015 we recorded asset impairments of $27.9 million primarily related to our announced Fence and Sprinkler exit. See Note 14, ''Goodwill and Intangible Assets'' to the accompanying consolidated financial statements included elsewhere in this Annual Report. We cannot accurately predict the amount and timing of any impairment of assets, and we may be required to recognize goodwill or other asset impairment charges which could materially and adversely affect our results of operations. See "Item 8. Financial Statements and Supplementary Data".

We are subject to certain safety and labor risks associated with the manufacture and testing of our products.

As of September 30, 2020, we employed approximately 3,700 total full-time equivalent employees, a significant percentage of whom work at our 37 manufacturing facilities. Our business involves complex manufacturing processes and there is a risk that an accident resulting in property damage, personal injury or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test such products under rigorous conditions, which could potentially result in injury or death. The outcome of any personal injury, wrongful death or other litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith or negative effects on employee morale, could have a negative effect on our business, financial position, results of operations or cash flows. In addition, any accident could result in manufacturing or product delays, which could negatively affect our business, financial position, results of operations or cash flows. See Item 8, "Financial Statements and Supplementary Data".

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

While we currently maintain insurance coverage to address a portion of these types of liabilities, we cannot make assurances that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Further, while we intend to seek indemnification against potential liability for product liability claims from relevant parties, we cannot guarantee that we will be able to recover under any such indemnification agreements. Any claims that result in liability exceeding our insurance coverage and rights to indemnification by third parties could materially and adversely affect our business, financial position, results of operations or cash flows. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome. For example, certain of our subsidiaries have been named as defendants in product liability lawsuits claiming that our ABF II anti-microbial coated sprinkler pipe allegedly caused environmental stress cracking in chlorinated PVC pipe. See Note 17, ''Commitments and Contingencies'' to the accompanying consolidated financial statements included elsewhere in this Annual Report. An unsuccessful product liability defense could be highly costly and accordingly result in a decline in revenues and profitability.

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

Our use of contractual provisions, confidentiality procedures and agreements, and patent, trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. We have registered intellectual property (mainly trademarks and patents) in more than 70 countries. Because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in foreign countries as we would in the United States.

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

Our business operates and serves customers in certain foreign countries, including Australia, Belgium, Canada, China, New Zealand, Russia and the United Kingdom. There are certain risks inherent in doing business internationally, including economic volatility and sustained economic downturns, difficulties in enforcing contractual and intellectual property rights, currency exchange rate fluctuations and currency exchange controls, import or export restrictions, sanctions and changes in trade regulations, difficulties in developing, staffing, and simultaneously managing a number of foreign operations as a result of distance, issues related to occupational safety and adherence to local labor laws and regulations, potentially adverse tax developments, longer payment cycles, exposure to different legal standards, political or social unrest, including terrorism, risks related to government regulation and uncertain protection and enforcement of our intellectual property rights, the presence of corruption in certain countries and higher than anticipated costs of entry.

One or more of these factors could materially and adversely affect our business, financial position, results of operations or cash flows.

Changes in foreign laws and legal systems could materially impact our business.

Evolving foreign laws and legal systems, including those that will occur as a result of the United Kingdom's withdrawal from the European Union ("Brexit"), may adversely affect global economic and market conditions and could contribute to volatility in the foreign exchange markets.  Brexit, without trade agreements with Great Britain’s largest trade partners, may adversely affect our UK businesses’ revenues and could subject us to new regulatory costs and challenges, in addition to other adverse effects that we are unable to effectively anticipate.

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

In connection with any acquisitions or joint ventures and agreements relating to Tyco's 2010 sale of a greater than 50% stake in the Company, we may acquire or become subject to liabilities such as legal claims, including but not limited to third-party liability and other tort claims; claims for breach of contract; employment-related claims; environmental liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; liability for hazardous materials; or tax liabilities. If any of these liabilities are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. In addition, we may have to indemnify a counterparty in a divestiture for certain liabilities of the subsidiary or operations subject to the divestiture transaction. These liabilities, if they materialize, could materially and adversely affect our business, financial position, results of operations or cash flows.

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

Anti-terrorism measures and other disruptions to the raw material supply network could impact our operations and those of our suppliers.

Our ability to provide efficient distribution of products to our customers is an integral component of our overall business strategy. In the aftermath of terrorist attacks in the United States, federal, state and local authorities have implemented and continue to implement various security measures that affect the raw material supply network in the United States and abroad. If security measures disrupt or impede the receipt of sufficient raw materials to us and our suppliers, we may fail to meet the needs of our customers or may incur increased expenses to do so.

Risks Related to Our Indebtedness

Our indebtedness may adversely affect our financial health.

As of September 30, 2020, we had approximately $811.5 million of total long-term consolidated indebtedness outstanding (including current portion) under AII's credit facilities ("Credit Facilities"), which consist of: (i) an asset-based credit facility ("ABL Credit Facility"); and (ii) the first lien term loan facility (the "First Lien Term Loan Facility"). As of September 30, 2020, AII had $265.9 million of available borrowing capacity under the ABL Credit Facility and there were no outstanding borrowings (excluding $9.5 million of letters of credit issued under the facility). Our indebtedness could have important consequences to you. Because of our indebtedness:

•
our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;

•	a large portion of our cash flow from operations may be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

•	we are exposed to the risk of increased interest rates because a significant portion of our borrowings are at variable rates of interest;

•	it may be more difficult for us to satisfy our obligations to other creditors, resulting in possible defaults on, and acceleration of, such indebtedness;

•	we may be more vulnerable to general adverse economic and industry conditions;

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the credit agreements governing the Credit Facilities do not fully prohibit us or our subsidiaries from incurring additional debt. If our subsidiaries are in compliance with certain leverage or coverage ratios set forth in the agreements governing the Credit Facilities, they may be able to incur substantial additional indebtedness, which may increase the risks created by our current indebtedness. Subject to certain conditions and without the consent of the then existing lenders, the loans under the First Lien Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to $235.0 million, plus an additional amount not to exceed specified leverage or coverage ratios. In addition, subject to certain conditions and without the consent of the then existing lenders, the loans under the ABL Credit Facility may be expanded by up to $150 million, and the credit agreements governing the Credit Facilities allow for up to $50.0 million of second lien facilities. As of September 30, 2020, we had an additional $265.9 million in availability under the ABL Credit Facility.

Increases in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

A significant portion of our outstanding indebtedness bears interest or will bear interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially and adversely affect our business, financial position, results of operations or cash flows. As of September 30, 2020, each one percentage point change in interest rates would have resulted in a change of approximately $8.2 million in the annual interest expense on the First Lien Term Loan Facility. As of September 30, 2020, assuming availability was fully utilized, each one percentage point change in interest rates would have resulted in a change of approximately $3.3 million in annual interest expense on the ABL Credit Facility. Additionally, if the ABL Credit Facility were fully utilized, the margin we pay on borrowings would increase by 0.5% from the current level and we would incur additional interest expense of $1.6 million. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our indebtedness, thereby affecting our profitability.

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

The Credit Facilities contain covenants that, among other things, restrict the ability of AII and its subsidiaries to incur additional indebtedness and create liens, pay dividends and make other distributions or to purchase, redeem or retire capital stock, purchase, redeem or retire certain junior indebtedness, make loans and investments, enter into agreements that limit AII's or its subsidiaries' ability to pledge assets or to make distributions or loans to us or transfer assets to us, sell assets, enter into certain types of transactions with affiliates, consolidate, merge or sell substantially all assets, make voluntary payments or modifications of junior indebtedness and enter into new lines of business.

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

Atkore International Group Inc. ("AIG"), AIH, and AII are each holding companies, and as such they have no independent operations or material assets other than ownership of equity interests in their respective subsidiaries. AIG, AIH and AII each depend on their respective subsidiaries to distribute funds to them so that they may pay obligations and expenses, including satisfying obligations with respect to indebtedness. Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness depends on the financial and operating performance of our subsidiaries and their ability to make distributions and dividends to us, which, in turn, depends on their results of operations, cash flows, cash requirements, financial position and general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control.

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

The outstanding borrowings under the First Lien Term Loan Facility have a maturity date of December 22, 2023 and the ABL Credit Facility is scheduled to mature on August 28, 2023. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our indebtedness. Market disruptions, such as those experienced in relation to the COVID-19 pandemic, as well as our indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

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
In February 2019, the Company announced that its board of directors had approved a share repurchase program for the repurchase of up to an aggregate amount of $50 million of the Company’s common stock over a two year period. We expect that share repurchases under the program will be funded with cash on hand. The amount and timing of share repurchases will be based on a variety of factors. Important factors that could cause the Company to limit, suspend or delay its share repurchases include unfavorable trading market conditions, the price of the Company's common stock, the nature of other investment opportunities presented to us from time to time, the ability to obtain financing at attractive rates and the availability of U.S. cash. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

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

General Risk Factors

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

Stock markets have experienced extreme volatility in recent years, most recently due to the COVID-19 pandemic, that has been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company's securities, class action litigation has often been instituted against the affected company. Any litigation of this type brought against us could result in substantial costs and a diversion of our management's attention and resources, which could materially and adversely affect our business, financial position, results of operations or cash flows.

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

Future tax legislation could materially impact our business.

The impact of the legislation could change as we analyze and apply additional regulations or guidance. In addition, other changes in international and domestic tax laws, including the reaction by states to federal legislation or the costs of responding to the pandemic, and changes in tax law enforcement, could negatively impact our tax provision, cash flow, and/or tax related balance sheet amounts. Changes in U.S. tax law could also have broader implications, including impacts to the economy, currency markets, inflation environment, consumer behavior, and/or competitive dynamics, which are difficult to predict, and may positively or negatively impact our business, financial position, results of operations or cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in owned premises at 16100 South Lathrop Avenue, Harvey, Illinois. We and our operating companies own and lease a variety of facilities, principally in the United States, for manufacturing, distribution and light assembly. Our manufacturing, distribution and assembly centers are strategically located to optimize route efficiency, market coverage and overhead. The following chart identifies the number of owned and leased facilities used by each of our reportable segments as of September 30, 2020. We believe that these facilities, when considered with our corporate headquarters, offices and warehouses are suitable and adequate to support the current needs of our business.

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

Holders

As of November 13, 2020, there was one stockholder of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Issuer Purchases of Equity Securities

The following table shows our purchases of our common stock during fiscal 2020 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
September 30, 2019 to January 24, 2020	—	$—	—	$50,000
January 25, 2020 to February 28, 2020	356	$38.18	356	$36,423
February 29, 2020 - March 27, 2020	38	$37.85	38	$34,989
March 28, 2020 - September 30, 2020	—	$—	—	$34,989
Total	394		394

(1) On February 5, 2019, the board of directors approved a share repurchase program, under which the Company may repurchase up to $50.0 million of its outstanding common stock. As of September 30, 2020, there were $35.0 million of authorized repurchases remaining. The share repurchase program will be funded from our available cash balances. This share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be terminated at any time at our discretion.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information, as of September 30, 2020, about the amount of common shares to be issued upon the exercise of outstanding options, performance share options ("PSUs") and restricted stock units ("RSUs") granted under the 2020 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (together, the "Omnibus Incentive Plan").

	Equity Compensation Plan Information
(share amounts in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in (1))
	(1)
Equity compensation plans approved by shareholders	2,205	$15.66	2,599
Equity compensation plans not approved by shareholders	—	—	—
Total	2,205	$15.66	2,599

(1) Includes 1,375 stock options, 425 PSUs and 405 RSUs granted to officers pursuant to the Omnibus Incentive Plan. Shares underlying RSUs and PSUs are deliverable without payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted-average exercise price of outstanding options. PSUs are reflected at the target level of performance. For a description of the Omnibus Incentive Plan, see Note 6, ''Stock Incentive Plan'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in fiscal 2020.

Item 6. Selected Financial Data

The following tables set forth selected historical financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of September 30, 2020 and September 30, 2019 and for the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018 have been derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report. The selected historical consolidated financial data as of September 30, 2018, September 30, 2017 and September 30, 2016 and for the years ended September 30, 2017 and September 30, 2016 have been derived from our audited consolidated financial statements and related notes not included in this Annual Report. The selected financial data presented below should be read in conjunction with Item 7, ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the consolidated financial statements and related notes included in Item 8, ''Financial Statements and Supplementary Data'' of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected for any future period.

(in thousands, except per share data)	September 30, 2020	September 30, 2019 (1)	September 30, 2018 (2)	September 30, 2017(3)	September 30, 2016
Statement of Operations Data:
Net sales	$1,765,421	$1,916,538	$1,835,139	$1,503,934	$1,523,384
Net income	$152,302	$139,051	$136,645	$84,639	$58,796
Net income per share
Basic	$3.15	$2.91	$2.59	$1.33	$0.94
Diluted	$3.10	$2.83	$2.48	$1.27	$0.94
Balance Sheet Data (at end of period):
Cash and cash equivalents	$284,471	$123,415	$126,662	$45,718	$200,279
Total assets	$1,558,525	$1,436,995	$1,324,060	$1,215,092	$1,164,568
Long-term obligations	$903,945	$916,525	$929,254	$642,384	$702,500
Total equity	$378,410	$232,936	$122,059	$360,871	$257,246
Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$248,762	$209,694	$145,703	$121,654	$156,646
Investing activities	$(27,513)	$(133,101)	$2,514	$(205,833)	$(12,895)
Financing activities	$(61,179)	$(78,180)	$(65,931)	$(67,760)	$(23,908)
Other Financial Data:
Capital expenditures	$33,770	$34,860	$38,501	$25,122	$16,830

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

The following factors may affect our results of operations in any given period:

Economic Conditions. Our business depends on demand from customers across various end markets, including wholesale distributors, OEMs, retail distributors and general contractors. Our products are primarily used by trade contractors in the construction and renovation of non-residential structures such as commercial office buildings, healthcare facilities and manufacturing plants. In fiscal 2020, 89% of our net sales were to customers located in the United States. As a result, our business is heavily dependent on the health of the United States economy, in general, and on United States non-residential construction activity, in particular. A stronger United States economy and robust non-residential construction generally increase demand for our products.

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

Raw Materials. We use a variety of raw materials in the manufacture of our products, which primarily include steel, copper and PVC resin. We believe that sources for these raw materials are well established, generally available and are in sufficient quantity that we may avoid disruption in our business. The cost to procure these raw materials is subject to price fluctuations, often as a result of macroeconomic conditions. Our cost of sales may be affected by changes in the market price of these materials, and to a lesser extent, other commodities, such as zinc, aluminum, electricity, natural gas and diesel fuel. The prices at which we sell our products may adjust upward or downward based on raw material price changes. We believe several factors drive the pricing of our products, including the quality of our products, the ability to meet customer delivery expectations and co-loading capabilities, as well as the prices of our raw material inputs. Historically, we have not engaged in hedging strategies for raw material purchases. Our results may be impacted by inventory sales at costs higher or lower than current prices we pay for similar items.

Working Capital. Our working capital requirements are impacted by our operational activities. Our inventory levels may be impacted from time to time, due to delivery lead times from our suppliers. We are typically obligated to pay for our raw material purchases within 10 and 30 days of their receipt, while we typically receive payment 30 to 60 days from the point we have satisfied the related performance obligation to the customer. Our average working capital days during fiscal 2020 was 79 days.

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

Our acquisition strategy has focused primarily on growing market share by complementing our existing portfolio with synergistic products and expanding into end-markets that we have not previously served. In total, we have invested $101.5 million in acquisitions since 2018.

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

Foreign Currencies. In fiscal 2020, approximately 11% of our net sales came from customers located outside the United States, most of which were foreign currency sales denominated in British pounds sterling, European euros, Canadian dollars, Australian dollars, Chinese yuan, Russian rubles and New Zealand dollars. The functional currency of our operations outside the United States is generally the local currency. Assets and liabilities of our non-U.S. subsidiaries are translated into United States dollars using period-end exchange rates. Foreign revenue and expenses are translated at the monthly average exchange rates in effect during the period. Foreign currency translation adjustments are included as a component of other comprehensive income (loss) within our statements of comprehensive income. See "Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk."

See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Emerging Industry Trends. In addition to United States GDP and non-residential construction starts, there are emerging industry trends that we believe will drive further demand for our products. These include new building technologies which enhance facility management, such as automation and LED lighting systems, as well as the rapid expansion of certain non-residential construction categories, for example, data centers. In recent years, technological advancements aimed at improving facility management have been driven by a number of factors, including integration and interoperability, the proliferation of the Internet and associated increases in data and power requirements and a desire to reduce costs through improved energy efficiency, lighting systems and operating effectiveness. We believe that these trends will drive greater needs for electrical capacity and circuitry, increasing the demand for many of our products. We also target high growth end-markets that are projected to experience rapid growth and to drive demand for our products, including our framing and support products. Based on third-party data, growth in the data center construction market in the United States is forecast to grow at a compound annual growth rate ("CAGR") of 7.9% to 10.0% between 2018 and 2022.

Reportable Segments

We operate our business through two operating segments which are also our reportable segments: Electrical Raceway and MP&S. Our operating segments are organized based on primary market channel and, in most instances, the end use of products. We review the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance on the basis of net sales and Adjusted EBITDA. Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, gain (loss) on extinguishment of debt, restructuring charges, stock-based compensation, certain legal matters, transaction costs, gain on purchase of business, gain on sale of a business and other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, and realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives. See Note 20, ''Segment Information'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Fiscal Periods

The Company has a fiscal year that ends on September 30. The Company's fiscal quarters typically end on the last Friday in December, March and June as it follows a 4-5-4 calendar.

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

Results of Operations

Fiscal 2020 Compared to Fiscal 2019

The results of operations for the fiscal years ended September 30, 2020 and September 30, 2019 were as follows:

	Fiscal year ended
($ in thousands)	September 30, 2020	September 30, 2019	Change ($)	Change (%)
Net sales	$1,765,421	$1,916,538	$(151,117)	(7.9)%
Cost of sales	1,274,107	1,419,338	(145,231)	(10.2)%
Gross profit	491,314	497,200	(5,886)	(1.2)%
Selling, general and administrative	219,496	240,660	(21,164)	(8.8)%
Intangible asset amortization	32,262	32,876	(614)	(1.9)%
Operating income	239,556	223,664	15,892	7.1%
Interest expense, net	40,062	50,473	(10,411)	(20.6)%
Loss on extinguishment of debt	273	—	273	100.0%
Other income, net	(2,777)	(11,478)	8,701	(75.8)%
Income before income taxes	201,998	184,669	17,329	9.4%
Income tax expense	49,696	45,618	4,078	8.9%
Net income	$152,302	$139,051	$13,251	9.5%

Net sales

Change (%)
Volume	(7.3)%
Average selling prices	(2.0)%
Foreign exchange	(0.1)%
Acquisitions	1.5%
Net sales	(7.9)%

Net sales for fiscal 2020 decreased $151.1 million to $1,765.4 million, a decrease of 7.9%, compared to $1,916.5 million for fiscal 2019. The decrease is primarily attributed to lower volume of $140.3 million predominantly due to the impacts of COVID-19. The Company experienced volume declines in most of its product categories with the exception of the PVC electrical conduit and fittings product category within the Electrical Raceway segment and the mechanical pipe product category within the MP&S segment. Additionally, net sales decreased $37.7 million due to lower average selling prices resulting from lower input costs of steel, which was partially offset by higher average selling prices resulting from higher input costs of PVC resin and copper. The decrease in net sales was partially offset by $28.5 million of sales from the 2019 acquisitions.

Cost of sales

Change (%)
Volume	(7.3)%
Average input costs	(3.9)%
Foreign exchange	(0.3)%
Acquisitions	1.9%
Other	(0.6)%
Cost of sales	(10.2)%

Cost of sales decreased $145.2 million, or 10.2%, to $1,274.1 million for fiscal 2020 compared to $1,419.3 million for fiscal 2019. The decrease was primarily due to lower volume of $103.8 million, the lower input costs of steel in excess of higher input costs of resin and copper of $54.9 million, and $10.3 million from favorable inventory adjustments related to changes in market prices. The decrease was partially offset by incremental costs related to the 2019 acquisitions of $26.7 million.

Selling, general and administrative

Selling, general and administrative expenses decreased $21.2 million, or 8.8%, to $219.5 million for fiscal 2020 compared to $240.7 million for fiscal 2019. The decrease was primarily due to cost savings as a result of COVID-19, in particular lower variable compensation of $6.0 million, reduced travel costs of $5.1 million and lower insurance costs of $3.0 million. Additionally, due to sales volume declines associated with COVID-19, commissions expense decreased $2.4 million. Lastly, the Company had a gain on the sale of property and equipment of $3.8 million offsetting expenses during fiscal 2020.

Intangible asset amortization

Intangible asset amortization expense decreased $0.6 million, or 1.9%, to $32.3 million for fiscal 2020 compared to $32.9 million for fiscal 2019. The decrease in intangible asset amortization is primarily due to certain assets that reached the end of their amortized lives by the conclusion of fiscal 2019, partially offset by additional amortization resulting from the fiscal 2019 acquisitions.

Interest expense, net

Interest expense, net, decreased $10.4 million, or 20.6% to $40.1 million for fiscal 2020, compared to $50.5 million for fiscal 2019. The decrease is primarily due to lower interest rates and the Company's principal payments in fiscal 2019 and 2020 resulting in a lower principal balance in fiscal 2020 from which interest expense was derived. See Note 15, ''Debt'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Other income, net

Other income, net decreased $8.7 million to income of $2.8 million for fiscal 2020, compared to income of $11.5 million for fiscal 2019, primarily due to the $7.4 million of income generated from a bargain purchase gain on the acquisition of Cor-Tek in fiscal 2019. See Note 3, ''Acquisitions'' and Note 8, ''Other Income, net'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Income tax expense

Income tax expense increased $4.1 million to $49.7 million, compared to $45.6 million for fiscal 2019. The Company's income tax rate decreased to 24.6% for fiscal 2020, compared to 24.7% for fiscal 2019. The decrease in the effective tax rate was primarily due a larger benefit from the exercise of stock options. The increase in tax expense, despite the decrease in the rate, is due to higher income before taxes. See Note 9, ''Income Taxes'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Segment results

Electrical Raceway

	Fiscal year ended
($ in thousands)	September 30, 2020	September 30, 2019	Change ($)	Change (%)
Net sales	$1,331,275	$1,443,493	$(112,218)	(7.8)%
Adjusted EBITDA	299,485	292,585	6,900	2.4%
Adjusted EBITDA Margin	22.5%	20.3%

Net sales

Change (%)
Volume	(9.2)%
Average selling prices	(0.6)%
Foreign exchange	(0.1)%
Acquisitions	2.0%
Other	0.1%
Net sales	(7.8)%

Net sales decreased by $112.2 million, or 7.8%, to $1,331.3 million for fiscal 2020 compared to $1,443.5 million for fiscal 2019. Net sales decreased by $132.9 million due to lower volume primarily attributed to the impacts of COVID-19. The Electrical Raceway segment experienced declines predominately in the armored cable and fittings and the metal electrical conduit and fittings product categories, partially offset by volume gains in the PVC electrical conduit and fittings product category. Additionally, net sales decreased by $8.6 million as a result of lower average selling prices resulting from lower input costs of steel, partially offset by higher input costs for resin and copper. The decrease in net sales was also partially offset by the 2019 acquisitions, which contributed $28.5 million in sales for fiscal 2020.

Adjusted EBITDA

Adjusted EBITDA increased $6.9 million, or 2.4%, to $299.5 million for fiscal 2020 compared to $292.6 million for fiscal 2019. The increase in Adjusted EBITDA was largely due to the benefit of lower material costs, operational efficiencies, and the contributions from the 2019 acquisitions, in excess of volume declines attributed to COVID-19.

Mechanical Products & Solutions

	Fiscal year ended
($ in thousands)	September 30, 2020	September 30, 2019	Change ($)	Change (%)
Net sales	$436,700	$474,260	$(37,560)	(7.9)%
Adjusted EBITDA	$61,152	$70,040	$(8,888)	(12.7)%
Adjusted EBITDA Margin	14.0%	14.8%

Net sales

Change (%)
Volume	(1.6)%
Average selling prices	(6.1)
Other	(0.2)
Net sales	(7.9)%

Net sales decreased $37.6 million, or 7.9%, to $436.7 million for fiscal 2020 compared to $474.3 million for fiscal 2019. The decrease was primarily due to lower average selling prices driven by lower input prices for steel of $29.1 million. Additionally, net sales decreased from lower sales volume of $7.5 million as a result of the impacts of COVID-19 for most product categories with the exception of the mechanical pipe product category.

Adjusted EBITDA

Adjusted EBITDA decreased $8.9 million, or 12.7%, to $61.2 million for fiscal 2020 compared to $70.0 million for fiscal 2019. The Adjusted EBITDA decrease is primarily due to the lower volume and the mix of products sold in the prior year period, partially offset by cost reductions in response to the impacts of COVID-19 on volume.

Fiscal 2019 Compared to Fiscal 2018

The results of operations for the fiscal years ended September 30, 2019 and September 30, 2018 were as follows:

	Fiscal year ended
($ in thousands)	September 30, 2019	September 30, 2018	Change ($)	Change (%)
Net sales	$1,916,538	$1,835,139	$81,399	4.4%
Cost of sales	$1,419,338	$1,397,055	22,283	1.6%
Gross profit	$497,200	$438,084	59,116	13.5%
Selling, general and administrative	$240,660	$226,282	14,378	6.4%
Intangible asset amortization	$32,876	$32,104	772	2.4%
Operating income	$223,664	$179,698	43,966	24.5%
Interest expense, net	$50,473	$40,694	9,779	24.0%
Other income, net	$(11,478)	$(27,348)	15,870	(58.0)%
Income before income taxes	$184,669	$166,352	18,317	11.0%
Income tax expense	$45,618	$29,707	15,911	53.6%
Net income	$139,051	$136,645	$2,406	1.8%

Net sales

Change (%)
Volume	1.4%
Average selling prices	0.9%
Foreign exchange	(0.5)%
Acquisitions	2.6%
Net sales	4.4%

Net sales for fiscal 2019 increased $81.4 million to $1,916.5 million, an increase of 4.4% compared to $1,835.1 million for fiscal 2018. Net sales increased $46.8 million due to higher sales resulting from the 2019 acquisitions, net of a decrease of $9.4 million resulting from the divestiture of Flexhead. Additionally, net sales increased $24.8 million from higher sales volumes primarily in the Electric Raceway segment. Net sales also increased by $16.8 million due to higher average selling prices resulting from higher market prices for all product categories primarily in the Mechanical Products & Solutions segment.

Cost of sales

Change (%)
Volume	1.2%
Average input costs	(3.4)%
Foreign exchange	(0.4)%
Acquisitions	2.7%
Other	1.5%
Cost of sales	1.6%

Cost of sales increased $22.3 million, or 1.6% to $1,419.3 million for fiscal 2019 compared to $1,397.1 million for fiscal 2018. The increase was primarily due to additional costs of $38.3 million resulting from the 2019 acquisitions, net of the reduction of costs resulting from the FlexHead divestiture of $6.3 million. Additionally, the increase was due to inventory adjustments related to changes in market prices of $9.8 million as well as volume increases of $17.2 million million and higher freight costs of $8.0 million. These increases were partially offset by $48.0 million of lower material input costs primarily driven by lower steel costs.

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

Intangible asset amortization

Intangible asset amortization expense increased $0.8 million, or 2.4% to $32.9 million for fiscal 2019 compared to $32.1 million for fiscal 2018 due to the 2019 acquisitions, partially offset by the sale of the assets of FlexHead. See Note 3, ''Acquisitions'' and Note 4, ''Divestitures'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

Other income, net

Other income, net decreased $15.9 million, or 58.0%, to income of $11.5 million for fiscal 2019, compared to income of $27.3 million for fiscal 2018, primarily due to the prior year gain on the sale of FlexHead of $27.6 million versus the$7.4 million of income generated from a bargain purchase gain on the acquisition of Cor-Tek in fiscal 2019. This decrease is partially offset by gains from undesignated foreign currency derivative instruments of $5.4 million in fiscal 2019 versus gains of $0.1 million in fiscal 2018. See Note 3, ''Acquisitions'', Note 4, ''Divestitures'' and Note 8, ''Other Income, net'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Income tax expense

Income tax expense increased $15.9 million, to $45.6 million, compared to $29.7 million for fiscal 2018. The Company's income tax rate increased to 24.7% for fiscal 2019, compared to 17.9% for fiscal 2018. The increase in the effective tax rate was primarily due to the increase of the state income tax expense, the prior year tax benefits related to the remeasurement of the deferred tax liabilities as a result of the TCJA and the Section 199 deduction, and a larger prior year net tax benefit from the release of indemnified tax positions and exercise of stock options. See Note 9, ''Income Taxes'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Segment results

Electrical Raceway

	Fiscal year ended
($ in thousands)	September 30, 2019	September 30, 2018	Change ($)	Change (%)
Net sales	$1,443,493	$1,366,611	$76,882	5.6%
Adjusted EBITDA	292,585	255,260	37,325	14.6%
Adjusted EBITDA Margin	20.3%	18.7%

Net sales

Change (%)
Volume	2.0%
Foreign exchange	(0.5)%
Acquisitions	4.1%
Net sales	5.6%

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
.

Mechanical Products & Solutions

	Fiscal year ended
($ in thousands)	September 30, 2019	September 30, 2018	Change ($)	Change (%)
Net sales	$474,260	$470,153	$4,107	0.9%
Adjusted EBITDA	$70,040	$51,339	$18,701	36.4%
Adjusted EBITDA Margin	14.8%	10.9%

Net sales

Change (%)
Volume	(0.5)%
Average selling prices	3.4%
Divestiture	(2.0)%
Net sales	0.9%

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
.

Adjusted EBITDA

Adjusted EBITDA increased $18.7 million, or 36.4%, to $70.0 million for fiscal 2019 compared to $51.3 million for fiscal 2018. Adjusted EBITDA increased primarily due to higher gross profit of $15.0 million and $3.8 million of operational efficiencies, partially offset by a reduction of $1.9 million due to the sale of FlexHead in the second quarter of fiscal 2018.

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $284.5 million as of September 30, 2020, of which $63 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company's intention to permanently reinvest such income were to change and cash was repatriated to the United States. Our cash and cash equivalents increased $161.1 million from September 30, 2019, primarily due to cash provided from operating activities, partially offset by debt repayments, capital expenditures and share repurchases.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund our operational needs. As of September 30, 2020, there were no outstanding borrowings under the ABL Credit Facility (excluding $9.5 million of standby letters of credit issued under the ABL Credit Facility). The borrowing base was estimated to be $275.4 million and approximately $265.9 million was available under the ABL Credit Facility as of September 30, 2020.

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

Cash Flows

The table below summarizes cash flow information derived from our statements of cash flows for the fiscal years ended September 30, 2020 and September 30, 2019.

	Fiscal year ended
(in thousands)	September 30, 2020	September 30, 2019	Change ($)	Change (%)
Cash flows provided by (used in):
Operating activities	$248,762	$209,694	$39,068	18.6%
Investing activities	(27,513)	(133,101)	105,588	(79.3)%
Financing activities	(61,179)	(78,180)	17,001	(21.7)%

Operating activities

During fiscal 2020, operating activities provided $248.8 million of cash, compared to $209.7 million during fiscal year 2019. The $39.1 million increase was primarily due to lower spending on working capital of $19.2 million driven by improved collections and reduced purchases of inventory at lower prices as well as improved operating income of $15.9 million, see "Results of Operations."

Investing activities

During fiscal 2020, we used $27.5 million of cash for investing activities compared to $133.1 million during fiscal 2019. The $105.6 million decrease in cash used by investing activities is due primarily $98.0 million in cash used for acquisitions in fiscal 2019 as well as the cash received from the sale of a property, plant and equipment in fiscal 2020 of $3.9 million.

Financing Activities

During fiscal 2020, we used $61.2 million for financing activities compared to $78.2 million during fiscal 2019. Financing activities decreased $17.0 million due to a reduction in debt repayments of $21.0 million compared to fiscal 2019.

The table below summarizes cash flow information derived from our statements of cash flows for the fiscal years ended September 30, 2019 and September 30, 2018.

	Fiscal year ended
(in thousands)	September 30, 2019	September 30, 2018	Change ($)	Change (%)
Cash flows provided by (used in):
Operating activities	$209,694	$145,703	63,991	43.9%
Investing activities	(133,101)	2,514	(135,615)	(5,394.4)%
Financing activities	(78,180)	(65,931)	(12,249)	18.6%

Operating activities

During fiscal 2019, operating activities provided $209.7 million of cash, compared to $145.7 million during fiscal year 2018. The $64.0 million increase was primarily due to improved operating income of $44.0 million and working capital improvements $31.0 million, see "Results of Operations." as well as lower spending on working capital driven by improved collections as well as reduced purchases of inventory at lower prices.

Investing activities

During fiscal 2019, we used $133.1 million of cash of investing activities compared to $2.5 million provided by investing activities during fiscal 2018. The $135.6 million increase in cash used by investing activities is due primarily to $98.0 million in cash used for acquisitions in fiscal 2019 compared to $3.5 million in fiscal 2018 as well as the cash received from the sale of a business in fiscal 2018 of $42.6 million.

Financing Activities

During fiscal 2019, we used $78.2 million for financing activities compared to $65.9 million in fiscal 2018. The $12.2 million increase was due to the decrease in borrowings net of repayments of $392.8 million in fiscal 2019 which includes the voluntary accelerated prepayment of $40.0 million on our First Lien Term Loan Facility in the fourth quarter of fiscal 2019. Additionally, there was the incremental decrease in issuance of common stock of $12.7 million in fiscal 2019 compared to fiscal 2018, partially offset by a decrease in share repurchases of $387.4 million in fiscal 2019 compared to fiscal 2018.

Contractual Obligations

The following table presents our contractual obligations and commitments as of September 30, 2020.

($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
First Lien Term Loan Facility due December 22, 2023	$—	$—	$812,120	$—	$812,120
Interest payments (a)	37,887	106,002	12,714	—	156,603
Purchase commitments (b)	130,923	1,841	—	—	132,764
Total (c)	$168,810	$107,843	$824,834	$—	$1,101,487

(a) Interest expense is estimated based on outstanding loan balances assuming principal payments are made according to the payment schedule and interest rates as of September 30, 2020 (3.75% for the First Lien Term Loan Facility).

(b) Represents purchases of raw materials in the normal course of business for which all significant terms have been confirmed.
(c) As of September 30, 2020, we had $1.4 million of income tax liability, gross unrecognized tax benefits of $1.4 million and gross interest and penalties of $0.2 million. Of these amounts, $1.6 million is classified as a non-current liability in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing for such payments in future years; therefore, such amounts have been excluded from the above contractual obligations table.

The ABL Credit Facility provides for a three-year senior secured revolving credit facility of up to $325.0 million. As of September 30, 2020, there were no borrowings under the ABL Credit Facility. We have the ability to continually refinance amounts drawn on the ABL Credit Facility through its maturity on August 28, 2023, subject to borrowing base limitations.

The projected company pension contributions for fiscal 2021 is $1.9 million.

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

We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. See Note 9, ''Income Taxes'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Pension and Postretirement Benefits

Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The following table summarizes the impact of a 50 basis point increase of these assumptions on our operating income for fiscal 2020:

(in millions)	Operating Income
Discount rate	$(0.1)
Return on assets	$0.5

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

For fiscal 2020, 2019 and 2018 Company performed a quantitative impairment assessment for goodwill. Additionally, the economic impacts of the COVID-19 outbreak were more substantial for the Company’s reporting unit related to its operations in Europe, Middle East, and Africa (EMEA), due to the cross-border transactions that occur within those operations, the cross-border interactions needed to fully realize the synergies associated with recent in-region acquisitions and the COVID-19 related closing of these borders. The Company deemed the economic related developments of the outbreak to be a triggering event for the EMEA reporting unit as of March 27, 2020 and performed an interim goodwill impairment test as of that date. The Company calculated the fair value of its six reporting units considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) the comparable transaction method.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance.  The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and EBITDA margins, as well as the perceived risk associated with those forecasts, along with selecting representative market multiples. Fair value under the guideline public company method is determined for each reporting unit by applying market multiples for comparable public companies to the reporting unit’s financial results. Fair value under the comparable transaction method is determined based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the guideline public company method and the comparable transaction method calculations are the assumptions used in determining the reporting unit's comparable public companies, comparable transactions and the selection of the market multiples.

The Company did not record any goodwill impairments in fiscal 2020, 2019 or 2018. As of September 30, 2020, the fair values of the reporting units exceeded their respective carrying amount by 10% or more. A 10% decrease in the discounted cash flows utilized in quantitative impairment assessment for each of the reporting units would not have changed our determination that the fair value of each reporting unit was in excess of its carrying value.

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

During fiscal year 2020, 2019, and 2018 the results indicated all indefinite-lived intangible assets had significant excess of fair value over the carrying value. A reasonably possible change in the estimated revenues associated with the indefinite-lived intangible assets, selected royalty rates or the residual growth rate would not result in an impairment of any of these assets.

Inventories

We account for inventory valuation for a majority of the Company using the last-in, first-out ("LIFO") method measured at the lower of cost or market value. We utilize the LIFO method of valuing inventories because it reflects how we monitor and manage our business and it matches current costs and revenues. Valuation of inventory using the LIFO method is made at the end of our fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on estimates of expected year-end inventory levels and costs. Other inventories, consisting mostly of foreign inventories, are measured using first-in, first-out ("FIFO") costing methods. Inventory cost, regardless of valuation method, includes direct material, direct labor and manufacturing overhead costs. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not marketable due to its condition or where the inventory cost for an item exceeds its market value, we record a charge to cost of goods sold and reduce the inventory to its market value.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed or referenced under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:

•	declines in, and uncertainty regarding, the general business and economic conditions in the United States and international markets in which we operate;

•	weakness or another downturn in the United States non-residential construction industry;

•	widespread outbreak of diseases, such as the novel coronavirus (COVID-19) pandemic;

•	changes in prices of raw materials;

•	pricing pressure, reduced profitability, or loss of market share due to intense competition;

•	availability and cost of third-party freight carriers and energy;

•	high levels of imports of products similar to those manufactured by us;

•	changes in federal, state, local and international governmental regulations and trade policies;

•	adverse weather conditions;

•	increased costs relating to future capital and operating expenditures to maintain compliance with environmental, health and safety laws;

•
reduced spending by, deterioration in the financial condition of, or other adverse developments, including inability or unwillingness to pay our invoices on time, with respect to one or more of our top customers;

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

•	failure to manage acquisitions successfully, including identifying, evaluating, and valuing acquisition targets and integrating acquired companies, businesses or assets;

•	the incurrence of additional expenses, increase in complexity of our supply chain and potential damage to our reputation with customers resulting from regulations related to "conflict minerals";

•	disruptions or impediments to the receipt of sufficient raw materials resulting from various anti-terrorism security measures;

•	restrictions contained in our debt agreements;

•	failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt;

•	challenges attracting and retaining key personnel or high-quality employees;

•	future changes to tax legislation;

•	failure to generate sufficient cash flow from operations or to raise sufficient funds in the capital markets to satisfy existing obligations and support the development of our business; and

•	other risks and factors described in this report and from time to time in documents that we file with the SEC.

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

Interest Rate Risk

The Credit Facilities bear interest at a floating rate. The ABL Credit Facility bears interest at a floating rate of LIBOR plus an applicable margin.  The First Lien Term Loan Facility bears interest at the greater of LIBOR or 1.00% plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the Credit Facilities, which were $811.5 million at September 30, 2020. As of September 30, 2020, LIBOR exceeded 1.00%; therefore, each one percentage point change in interest rates would result in an approximately $8.2 million change in the annual interest expense on our First Lien Term Loan Facility. As of September 30, 2020, assuming availability was fully utilized, each one percentage point change in interest rates would result in an approximately $3.3 million change in annual interest expense on the ABL Credit Facility. Additionally, if the ABL Credit Facility were fully utilized, the margin we pay on borrowings would increase by 0.5% from the current level and we would incur additional interest expense of $1.6 million.

Credit Risk

We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base. In fiscal 2020, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 37% of our net sales. However, no single customer comprised more than 10% of our consolidated net sales in fiscal 2020, 2019 or 2018. As of September 30, 2020, one customer, Sonepar Management US, Inc., represented 11% of the Company's accounts receivable balance due to increased sales in the last 60 days of the year. As of September 30, 2019, no single customer represented more than 10% of the Company's accounts receivable balance. See Note 20, ''Segment Information'' to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

Foreign Currency Risk

Because we conduct our business on an international basis in multiple currencies, we may be adversely affected by foreign exchange rate fluctuations. Although we report financial results in United States dollars, approximately 11% of our net sales and expenses are denominated in currencies other than the United States dollar, particularly British pounds sterling, European euros, Canadian dollars, Australian dollars, Chinese yuan, Russian rubles and New Zealand dollars. Fluctuations in exchange rates could therefore significantly affect our reported results from period to period as we translate results in local currencies into United States dollars. With the exception of certain foreign denominated intercompany loans, we generally do not use derivative instruments to hedge translation risks in the ordinary course of business, including the risk related to earnings of foreign subsidiaries. Due to limited cross border transactions, we do not experience material foreign exchange transactional gains or losses.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Atkore International Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Atkore International Group Inc. and subsidiaries (the "Company") as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' equity, for each of the three years in the period ended September 30, 2020, and the related notes and the schedules listed in the Index at Part IV, Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2020 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification 842, Leases, using the modified retrospective method.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company’s goodwill balance was $188 million as of September 30, 2020. The Company considers three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) the comparable transaction method to estimate the fair value of its reporting units. With respect to the income approach, management makes significant estimates and assumptions related to forecasts of future cash flows, including revenue growth, earnings before interest, income taxes, depreciation, and amortization (EBITDA) margins, and discount rates. The fair value of all reporting units exceeded their respective carrying values and, therefore, no impairment was recognized for the year ended September 30, 2020.
We identified goodwill for the Company’s Europe, Middle East, and Africa reporting unit as a critical audit matter because the excess fair value over carrying value is low and minor changes to management’s estimates and assumptions could result in an impairment being recognized. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of revenue growth, EBITDA margins, and the selection of the discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of revenue growth and EBITDA margins (“forecasts”), and the selection of the discount rate for this reporting unit included the following, among others:
·       We tested the design and operating effectiveness of controls over the annual and interim goodwill impairment assessments, including those over the forecasts and the selection of the discount rate.
·       We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
·       We performed inquiries of the Company’s executives and those outside of the accounting and finance functions to evaluate the forecasts.
·       We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:
            ·    Historical results.
            ·    Internal communications to management and the Board of Directors.
            ·    Industry reports.
·       With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
            ·   Evaluating whether the fair value models being used are appropriate considering the Company’s circumstances and valuation premise identified.
·    Testing the source information and the mathematical accuracy of the calculations underlying the determination of the discount rate and developing a range of independent estimates and comparing those to the discount rate selected by management.
/s/ Deloitte & Touche LLP

Chicago, Illinois
November 19, 2020

We have served as the Company's auditor since 2011.

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Fiscal Year Ended
(in thousands, except per share data)	Note	September 30, 2020	September 30, 2019	September 30, 2018
Net sales		$1,765,421	$1,916,538	$1,835,139
Cost of sales		1,274,107	1,419,338	1,397,055
Gross profit		491,314	497,200	438,084
Selling, general and administrative		219,496	240,660	226,282
Intangible asset amortization	14	32,262	32,876	32,104
Operating income		239,556	223,664	179,698
Interest expense, net		40,062	50,473	40,694
Loss on extinguishment of debt	15	273	—	—
Other income, net	8	(2,777)	(11,478)	(27,348)
Income before income taxes		201,998	184,669	166,352
Income tax expense	9	49,696	45,618	29,707
Net income		$152,302	$139,051	$136,645

Net income per share
Basic	10	$3.15	$2.91	$2.59
Diluted	10	$3.10	$2.83	$2.48
See Notes to Consolidated Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Fiscal Year Ended
(in thousands)	Note	September 30, 2020	September 30, 2019	September 30, 2018
Net income		$152,302	$139,051	$136,645
Change in foreign currency translation adjustment		6,087	(7,490)	(2,853)
Change in unrecognized (loss) income related to pension benefit plans		(6,943)	(15,437)	4,397
Total other comprehensive (loss) income	11	(856)	(22,927)	1,544
Comprehensive income		$151,446	$116,124	$138,189
See Notes to Consolidated Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	Note	September 30, 2020	September 30, 2019
Assets
Current Assets:
Cash and cash equivalents		$284,471	$123,415
Accounts receivable, less allowance for doubtful accounts of $3,168 and $2,608, respectively		298,242	315,353
Inventories, net	12	199,095	226,090
Prepaid expenses and other current assets		46,868	34,679
Total current assets		828,676	699,537
Property, plant and equipment, net	13	243,891	260,703
Intangible assets, net	14	255,349	285,684
Goodwill	14	188,239	186,231
Right-of-use assets, net	2	38,692	—
Deferred income taxes	9	687	577
Other long-term assets		2,991	4,263
Total Assets		$1,558,525	$1,436,995
Liabilities and Equity
Current Liabilities:
Accounts payable		$142,601	$150,681
Income tax payable		1,360	2,157
Accrued compensation and employee benefits		32,836	35,770
Customer liabilities		35,802	44,983
Lease obligations	2	15,786	—
Other current liabilities		47,785	53,943
Total current liabilities		276,170	287,534
Long-term debt	15	803,736	845,317
Long-term lease obligations	2	24,143	—
Deferred income taxes	9	22,525	19,986
Other long-term tax liabilities		1,619	3,669
Pension liabilities	5	40,023	34,509
Other long-term liabilities		11,899	13,044
Total Liabilities		1,180,115	1,204,059
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 47,407,023 and 46,955,163 shares issued and outstanding, respectively		475	471
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		487,223	477,139
Accumulated deficit		(64,154)	(200,396)
Accumulated other comprehensive loss	11	(42,554)	(41,698)
Total Equity		378,410	232,936
Total Liabilities and Equity		$1,558,525	$1,436,995
See Notes to Consolidated Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Fiscal year ended
(in thousands)	Note	September 30, 2020	September 30, 2019	September 30, 2018
Operating activities
Net income		$152,302	$139,051	$136,645
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of a business		—	—	(27,575)
Depreciation and amortization		74,470	72,347	66,890
Amortization of debt issuance costs and original issue discount		1,876	1,804	1,542
Deferred income taxes	9	4,483	(796)	(9,008)
Loss on extinguishment of debt	15	273	—	—
Provision for losses on accounts receivable and inventory		5,014	4,656	7,241
Stock-based compensation expense	6	13,064	11,798	14,664
Amortization of right-of-use assets	2	14,803	—	—
Loss on disposal of property, plant & equipment, net		3,001	—	—
Gain on purchase of business	3	—	(7,384)	—
Other adjustments to net income		(844)	(1,938)	2,023
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		16,920	6,026	(44,419)
Inventories		24,642	9,002	(36,528)
Prepaid expenses and other current assets		(11,164)	(3,054)	(1,762)
Accounts payable		(5,835)	(21,981)	31,667
Income taxes		(6,261)	4,511	(3,179)
Accrued and other liabilities		(32,942)	(2,782)	7,243
Other, net		(5,040)	(1,566)	259
Net cash provided by operating activities		248,762	209,694	145,703
Investing activities
Capital expenditures		(33,770)	(34,860)	(38,501)
Insurance proceeds for properties, plant and equipment		2,337	—	—
Proceeds from sale of properties, plant and equipment		3,920	80	349
Proceeds from divestiture of business		—	—	42,631
Acquisitions of businesses, net of cash acquired	3	—	(97,999)	(3,467)
Other, net		—	(322)	1,502
Net cash (used for) provided by investing activities		(27,513)	(133,101)	2,514
Financing activities
Borrowings under credit facility	15	—	39,000	358,000
Repayments under credit facility	15	—	(39,000)	(443,000)
Repayments of short-term debt	15	—	(20,980)	(8,150)
Issuance of long-term debt	15	—	—	426,217
Repayments of long-term debt	15	(40,000)	(40,000)	(1,217)
Issuance of common stock, net of taxes withheld	6	(2,972)	7,374	20,110
Repurchase of common stock		(15,011)	(24,419)	(411,775)

		Fiscal year ended
(in thousands)	Note	September 30, 2020	September 30, 2019	September 30, 2018
Payments for debt financing costs and fees	15	(3,204)	—	(5,955)
Other, net		8	(155)	(161)
Net cash used for financing activities		(61,179)	(78,180)	(65,931)
Effects of foreign exchange rate changes on cash and cash equivalents		986	(1,660)	(1,342)
Increase (decrease) in cash and cash equivalents		161,056	(3,247)	80,944
Cash and cash equivalents at beginning of period		123,415	126,662	45,718
Cash and cash equivalents at end of period		$284,471	$123,415	$126,662
Supplementary Cash Flow information
Interest paid		$38,791	$49,879	$39,898
Income taxes paid, net of refunds		50,993	38,698	41,601
Capital expenditures, not yet paid		1,278	3,719	916
See Notes to Consolidated Financial Statements

ATKORE INTERNATIONAL GROUP INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the three year period ended September 30, 2020

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2017	63,305	$634	$(2,580)	$423,232	$(42,433)	$(17,982)	$360,871
Net income	—	—	—	—	136,645	—	136,645
Other comprehensive income	—	—	—	—	—	$1,544	1,544
Stock-based compensation	—	—	—	14,664	—	—	14,664
Issuance of common stock	2,795	28	—	20,082	—	—	20,110
Repurchase of common stock	(19,020)	(190)	—	—	(411,585)	—	(411,775)
Balance as of September 30, 2018	47,080	472	(2,580)	457,978	(317,373)	(16,438)	122,059
Net income	—	—	—	—	139,051	—	139,051
Other comprehensive income	—	—	—	—	—	(22,927)	(22,927)
Reclassification of stranded tax benefits (1)	—	—	—	—	2,333	(2,333)	—
Stock-based compensation	—	—	—	11,798	—	—	11,798
Issuance of common stock	1,105	11	—	7,363	—	—	7,374
Repurchase of common stock	(1,230)	(12)	—	—	(24,407)	—	(24,419)
Balance as of September 30, 2019	46,955	471	(2,580)	477,139	(200,396)	(41,698)	232,936
Net income	—	—	—	—	152,302	—	152,302
Other comprehensive loss	—	—	—	—	—	(856)	(856)
ASU 2016-2 modified retrospective adoption	—	—	—	—	(1,053)	—	(1,053)
Stock-based compensation	—	—	—	13,064	—	—	13,064
Issuance of common stock	846	8	—	(2,980)	—	—	(2,972)
Repurchase of common stock	(394)	(4)	—	—	(15,007)	—	(15,011)
Balance as of September 30, 2020	47,407	475	(2,580)	487,223	(64,154)	(42,554)	$378,410

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

On February 5, 2019, the board of directors approved a share repurchase program, under which the Company may repurchase up to $50.0 million of its outstanding common stock. As of September 30, 2020, there were $35.0 million of authorized repurchases remaining.

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

Fiscal Periods — The Company has a fiscal year that ends on September 30. The Company's fiscal quarters typically end on the last Friday in December, March and June as it follows a 4-5-4 calendar.

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

Property, Plant and Equipment — Property, plant and equipment, net, is recorded at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	4 to 40 years
Building improvements	3 to 20 years
Machinery and equipment	1 to 20 years
Leasehold improvements	Lesser of remaining term of the lease or useful life
Software	2 to 10 years

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

The Company also considers potential impairment indicators associated with other finite-lived intangible assets, including its customer relationships, patents, and non-compete agreements. An impairment is recognized if the carrying value of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The Company's key customers are primarily wholesale and national distributors. The terms of these relationships are based on purchase orders and are not contractually based. Customer relationships are amortized on a straight-line basis over their useful lives, ranging from 6 to 14 years. The Company evaluates the appropriateness of remaining useful lives based on customer attrition rates. Other intangible assets are amortized on a straight-lined basis over their estimated useful lives, ranging from 1 to 20 years. The Company did not have a triggering event during fiscal 2020, 2019 and 2018.

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

For fiscal 2020, 2019 and 2018 Company performed a quantitative impairment assessment for goodwill. Additionally, the economic impacts of the COVID-19 outbreak were more substantial for the Company’s reporting unit related to its operations in Europe, Middle East, and Africa (EMEA), due to the cross-border transactions that occur within those operations, the cross-border interactions needed to fully realize the synergies associated with recent in-region acquisitions and the COVID-19 related closing of these borders. The Company deemed the economic related developments of the outbreak to be a triggering event for the EMEA reporting unit as of March 27, 2020 and performed an interim goodwill impairment test as of that date. The Company calculated the fair value of its six reporting units considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) the comparable transaction method.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance.  The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and EBITDA margins, as well as the perceived risk associated with those forecasts, along with selecting representative market multiples. Fair value under the guideline public company method is determined for each reporting unit by applying market multiples for comparable public companies to the reporting unit’s financial results. Fair value under the comparable transaction method is determined based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the guideline public company method and the comparable transaction method calculations are the assumptions used in determining the reporting unit's comparable public companies, comparable transactions and the selection of the market multiples.

The Company did not record any goodwill impairments in fiscal 2020, 2019 or 2018.

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

The Company did not record any indefinite-lived asset impairments in fiscal 2020, 2019 or 2018.

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

Leases — For fiscal 2019 and 2018, under ASC 840, all leases that are determined not to meet any of the capital lease criteria are classified as operating leases. Operating lease payments are recognized as an expense in the statement of operations on a straight-line basis over the lease term.

For fiscal 2020, as a result of the adoption of ASC 842, the Company recognizes if an arrangement is a lease at the inception of the contract. The Company determines which party has the right to control an asset during the contract term and recognizes a Right of Use ("ROU") asset and lease obligations based on the present value of the future minimum lease payments over the term of the lease. Refer to Note 2 for further discussion of the Company’s accounting policy for leases.

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

Recent Accounting Pronouncements

A summary of recently adopted Accounting Standards Update ("ASU")s are as follows. Adoption dates are on the first day of the fiscal year indicated below, unless otherwise specified.

Adopted Guidance
ASU	Description of ASU	Impact to Atkore	Note	Adoption Date
2016-02 Leases (Topic 842)	The ASU requires companies to use a "right of use" lease model that assumes that each lease creates an asset (the lessee's right to use the leased asset) and a liability (the future rent payment obligations), which should be reflected on a lessee's balance sheet to fairly represent the lease transaction and the lessee's related financial obligations with terms of more than 12 months.	The Company adopted the guidance in the first quarter of 2020 using the modified retrospective method. See Note 2, "Leases" for further detail.	2	2020
2018-14 Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	The ASU amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans.	The Company elected to adopt the guidance early in the quarter ended September 30, 2020. There was no material impact to the consolidated financial statements as a result of the adoption of ASU 2018-14. See Note 5, "Post Retirement Benefits" for further detail.	5	2020

A summary of guidance not yet adopted are as follows:

Guidance not yet adopted
ASU	Description of ASU	Impact to Atkore	Effective Date
2016-13 Financial Instruments - Credit Losses (Topic 326)	The ASU adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses.	The Company adopted this standard in the first quarter of 2021. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements. The Company implemented the appropriate changes to business processes and controls to support recognition and disclosure under the new standard.	2021
2019-12, Simplifying the accounting for income taxes (Topics 740)	The ASU eliminates certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim period accounting for year to date loss limitations and changes in tax laws, and clarifying the accounting for transactions outside of business combination that result in a step up in the tax basis of goodwill.	Under evaluation. Based on procedures performed to date, the Company does not anticipate the adoption of this ASU to be material to the financial statements.	2022
2020-04, Reference rate reform Topic 848: Facilitation of the effects of reference rate reform on financial reporting	The ASU addresses constituents’ concerns about certain accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates.	Under evaluation.	2022

2. LEASES

On October 1, 2019, we adopted Topic 842 using the modified retrospective transition method. Topic 842 requires the recognition of lease assets and liabilities for operating leases, in addition to the finance lease assets and liabilities previously recorded on our consolidated balance sheets. Beginning on October 1, 2019, our consolidated financial statements are presented in accordance with the revised policies, while prior period amounts are not adjusted and continue to be reported in accordance with our historical policies. The modified retrospective transition method required the cumulative effect, if any, of initially applying the guidance to be recognized as an adjustment to our accumulated deficit as of our adoption date. As a result of adopting Topic 842, we recognized additional operating lease assets and liabilities of $45,519 and $46,941 as of October 1, 2019. The discount rate primarily used to calculate that adjustment was the Company's incremental borrowing rate as of the adoption date, October 1, 2019, as a rate implicit in most contracts was not readily determinable. The Company recorded a cumulative effect adjustment of $1,053 to accumulated deficit, net of tax, as a result of the adoption.

The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed us to carry forward prior conclusions about lease identification, classification and initial direct costs for leases entered into prior to adoption of Topic 842. Additionally, for leases with a term of 12 months or less, the Company elected the short-term lease exemption, which allowed us to not recognize ROU assets or lease liabilities for qualifying leases existing at transition and new leases we may enter into in the future. Leases with an initial term of 12 months or less are classified as short-term leases and are not recorded on the consolidated balance sheets. The lease expense for short-term leases is recognized on a straight-line basis over the lease term.

The Company engages in leasing transactions to meet the needs of the business. The Company leases certain manufacturing facilities, warehouses and distribution centers, office space, forklifts, vehicles and other machinery and equipment. The determination to lease, rather than purchase, an asset is primarily contingent upon capital requirements, duration of the forecasted business investment, and asset availability.

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

Leases

(in thousands)	September 30, 2020
Assets
Operating lease assets	$37,666
Finance lease assets	2,999
Total right-of-use assets, gross	$40,665
Less: accumulated amortization	(1,973)
Right-of-use assets, net	$38,692

Liabilities
Current liabilities:
Current portion of operating lease liabilities	$15,356
Current portion of finance lease liabilities	430
Lease obligations	$15,786

Noncurrent liabilities:
Operating lease liabilities	$23,354
Finance lease liabilities	789
Long-term lease obligations	$24,143
Total lease obligations	$39,929

Lease Cost

The following table summarizes lease costs by type of cost for the fiscal year ended September 30, 2020. In the consolidated statements of operations, cost of sales and selling, general and administrative expenses included lease costs of $14,295 and $2,714 respectively.

(in thousands)	Fiscal year ended September 30, 2020
Consolidated Statement of Operations Classification	Total
Amortization of right-of-use assets	$14,803
Interest on lease liabilities	41
Variable lease costs	714
Short term lease costs	1,451
Total lease costs	$17,009

Maturity of Lease Liabilities

The Company's maturity analysis of its lease liabilities as of fiscal year ended September 30, 2020 is as follows:

(in thousands)	Financing Leases	Operating Leases
2021	$422	$12,902
2022	406	10,097
2023	332	7,228
2024	89	5,789
2025	3	3,451
2026 and after	—	3,535
Total lease payments	$1,252	$43,002
Less: Interest	(33)	(4,292)
Present value of lease liabilities	$1,219	$38,710

Total rental expense on all operating leases was $17,077 and $17,403 in fiscal 2019, and 2018, respectively. The following represents the Company's future minimum rental payments at September 30, 2019, for agreements classified as operating leases under ASC 840 with non-cancelable terms in excess of one year:

2020	$13,526
2021	11,592
2022	8,666
2023	6,362
2024	5,097
2025 and thereafter	6,938
Total	$52,181

Lease Term and Discount Rate

Fiscal year ended September 30, 2020
Weighted-average remaining lease term (years)
Operating leases	4.4
Finance leases	3.2

Weighted-average discount rate
Operating leases	3.6%
Finance leases	3.1%

Other Information

(in thousands)	Fiscal year ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	12,939
Operating cash flows from finance leases	26
Financing cash flows from finance leases	500

3. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers. The Company had no acquisitions in the year ended September 30, 2020.

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

On June 3, 2019, AFC Cable Systems, Inc., a wholly-owned subsidiary of the Company acquired the assets of United Structural Products, LLC. ("U.S. Tray"), a manufacturer of welded aluminum and engineered-to-order cable trays for a purchase price of $25,507, net of cash received. The consolidated financial statements include the results of the acquired company from the acquisition date. Net sales and net income of the acquired company included in the consolidated statement of operations for fiscal 2019 were insignificant. As a result of the acquisition, the Company recognized $7,295 of goodwill, $14,800 of identifiable intangible assets and $3,412 of working capital and other net other tangible assets.

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

Net sales and net income of the companies acquired during fiscal 2019 and 2018 are included in the consolidated statement of operations for fiscal 2019 and fiscal 2018 for the post-acquisition periods. Due to the immaterial nature of these acquisitions, both individually, and in the aggregate, the Company did not include the full year pro forma results of operations for the acquisition year or previous years.

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

	Fiscal Year Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2018
Interest cost	3,739	4,665	4,098
Expected return on plan assets	(6,331)	(6,372)	(6,416)
Amortization of actuarial loss	888	101	343
Net periodic (benefit) cost	$(1,704)	$(1,606)	$(1,975)

The weighted-average assumptions used to determine net periodic pension (benefit) cost during the period were as follow:

	September 30, 2020	September 30, 2019	September 30, 2018
Discount rate	3.1%	4.2%	3.7%
Expected return on plan assets	6.3%	6.3%	6.4%
Rate of compensation increase	N/a	N/a	N/a

The change in the benefit obligations, plan assets and the amounts recognized on the consolidated balance sheets was as follows (in thousands):

Change in benefit obligations:
Balance as of September 30, 2018	$120,957
Interest cost	4,665
Actuarial loss	17,463
Benefits and administrative expenses paid	(5,125)
Balance as of September 30, 2019	137,960
Interest cost	3,739
Actuarial loss	10,476
Benefits and administrative expenses paid	(5,416)
Balance as of September 30, 2020	$146,759

Change in plan assets:
Balance as of September 30, 2018	104,454
Actual return on plan assets	3,043
Employer contributions	1,079
Benefits and administrative expenses paid	(5,125)
Balance as of September 30, 2019	103,451
Actual return on plan assets	6,587
Employer contributions	2,114
Benefits and administrative expenses paid	(5,416)
Balance as of September 30, 2020	$106,736

Funded status:
Funded status as of September 30, 2019	$(34,509)
Funded status as of September 30, 2020	$(40,023)

(in thousands)	September 30, 2020	September 30, 2019
Amounts recognized in the consolidated balance sheets consist of:
Pension liabilities	$(40,023)	$(34,509)
Net amount recognized	$(40,023)	$(34,509)

Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Net actuarial loss	$(42,367)	$(33,035)
Total loss recognized	$(42,367)	$(33,035)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	2.5%	3.1%
Rate of compensation increase	N/a	N/a

The Company elected to adopt the ASU 2018-14 early in the quarter ended September 30, 2020, which requires a narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period. For the fiscal year ended 2020, the reduction in the discount rate from fiscal year 2019 to 2020 is the primary driver of the change in benefit obligations.

The following table summarizes the defined benefit pension plans with accumulated benefit obligations in excess of plan assets:

(in thousands)	September 30, 2020	September 30, 2019
Accumulated benefit obligation	$146,759	$137,960
Fair value of plan assets	106,736	103,451

The following table summarizes the defined benefit pension plans with projected benefit obligations in excess of plan assets:

(in thousands)	September 30, 2020	September 30, 2019
Projected benefit obligation	$146,759	$137,960
Fair value of plan assets	106,736	103,451

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

Pension plans have the following weighted-average asset allocations:

Asset Category:	September 30, 2020	September 30, 2019
Equity securities	58%	58%
Debt securities	39%	40%
Cash and cash equivalents	3%	2%
Total	100%	100%

The Company evaluates its defined benefit plans' asset portfolios for the existence of significant concentrations of risk, such as investments in a single entity, industry, foreign country and individual fund manager. As of September 30, 2020, there were no significant concentrations of risk in the Company's defined benefit plan assets.

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

(in thousands)	September 30, 2020			September 30, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
United States equity securities	$30,738	$6,796	$37,534	$32,545	$6,429	$38,974
Non-U.S. equity securities	21,509	2,659	24,168	18,182	2,543	20,725
Fixed income securities	34,857	7,253	42,110	35,214	6,815	42,029
Cash and cash equivalents	2,924	—	2,924	1,723	—	1,723
Total	$90,028	$16,708	$106,736	$87,664	$15,787	$103,451

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

Fixed income securities consist primarily of government and agency securities, corporate debt securities, and mortgage and other asset-backed securities. When available, fixed income securities are valued at the closing price reported in the active market in which the individual security is traded. Government and agency securities and corporate debt securities are valued using the most recent bid prices or occasionally the mean of the latest bid and ask prices when markets are less liquid. Asset-backed securities including mortgage-backed securities are valued using broker/dealer quotes when available. When quotes are not available, fair value is determined by utilizing a discounted cash flow approach, which incorporates other observable inputs such as cash flows, underlying security structure and market information including interest rates and bid evaluations of comparable securities. As of September 30, 2020 and September 30, 2019, the Company did not have any Level 3 pension assets. Certain fixed income securities are held within commingled funds, which are valued utilizing NAV as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

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

Contribution amounts are determined and funded based on laws and regulations and with the assistance of professionally qualified actuaries. The Company contributed $2,114 and $1,079 to its pension plans for the fiscal years ended September 30, 2020 and September 30, 2019. The Company anticipates that it will contribute at least the minimum required contribution of $1,855 to its pension plans in fiscal 2021.

Benefit payments, which reflect future expected service as appropriate, are expected to be paid in each fiscal year as follows:

(in thousands)
2021	$6,155
2022	6,436
2023	6,667
2024	6,879
2025	7,125
2026 to 2030	37,448

Defined Contribution Retirement Plans — The Company also sponsors several defined contribution retirement plans - the 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants' compensation and was $3,718, $3,572 and $3,600 for the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively.

Multi-Employer Plan — The Company has a liability of $5,345 as of September 30, 2020 and $5,658 as of September 30, 2019 representing the Company's proportionate share of a multi-employer pension plan which was exited prior to fiscal 2017.

6. STOCK INCENTIVE PLAN

On November 21, 2019, the Company's board of directors approved the Atkore International Group Inc. 2020 Omnibus Incentive Plan (the "2020 Omnibus Incentive Plan"), which was subsequently approved by the Company’s shareholders on January 30, 2020. The 2020 Omnibus Incentive Plan provides for stock purchases and grants of other equity awards, including non-qualified stock options, stock purchase rights, restricted stock, restricted stock units ("RSUs"), performance shares, performance stock units ("PSUs"), stock appreciation rights, dividend equivalents and other stock-based awards to directors, officers, other employees and consultants. The 2020 Omnibus Incentive Plan replaces and succeeds the Atkore International Group Inc. 2016 Omnibus Incentive Plan (the "2016 Omnibus Incentive Plan"). The Company no longer grants awards from the 2016 Omnibus Incentive Plan. Awards previously granted under the 2016 Omnibus Incentive Plan were unaffected by the termination. A maximum of 1.1 million shares of common stock is reserved for issuance under the 2020 Omnibus Incentive Plan, plus the number of shares of common stock remaining available for issuance under the 2016 Omnibus Incentive Plan as of the date of the Company’s 2020 Annual Meeting of Stockholders. All awards have a ten year life. All share-based awards are expected to be fulfilled with new shares of common stock. Stock compensation expense is included in selling, general and administrative in the Company's consolidated statements of operations and was $13,064, $11,798 and $14,664 for fiscal years 2020, 2019 and 2018, respectively. The total income tax benefit recognized for share-based compensation arrangements was $3,014, $2,949 and $3,681 for fiscal years 2020, 2019 and 2018, respectively.

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

    Stock Options

In accordance with ASC 718 Compensation - Stock Compensation, stock compensation expense is recorded on a straight-line basis over the requisite service period (generally the vesting period), net of actual forfeitures based on the grant-date fair value of the option under the equity accounting method.

The assumptions used in the Black-Scholes option pricing model to value the options granted were as follows:

	Fiscal Year Ended
	September 30, 2020	September 30, 2019	September 30, 2018
Expected dividend yield	—%	—%	—%
Expected volatility	36%	45%	40%
Range of risk-free interest rates	1.67%	2.94% - 3.00%	2.16% - 2.38%
Range of expected option lives	6 years	6 to 10 years	1 to 6 years

Dividends are not paid on the Company's common stock. For grants during fiscal year ended 2020, the expected volatility is based on the Company's stock price volatility. For grants and modifications during fiscal years ended 2019 and 2020, expected volatility is based on historical volatilities of comparable companies. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. The expected life of options is estimated using the simplified method due to limited historical exercise activity. The Company does not estimate forfeitures, which are accounted for as they occur.

Stock option activity for the period September 30, 2017 to September 30, 2020 was as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of September 30, 2017	5,158	$8.30
Granted	185	20.01	8.33
Exercised	(2,728)	7.55		$42,512
Forfeited	(10)	8.28
Outstanding as of September 30, 2018	2,605	9.91
Granted	342	23.45	11.35
Exercised	(985)	8.62		$16,453
Forfeited	(126)	12.64
Outstanding as of September 30, 2019	1,836	12.94		$31,957
Granted	67	37.24	$14.05
Exercised	(508)	8.55		$14,548
Forfeited	(20)	19.13
Outstanding as of September 30, 2020	1,375	15.66		11,443	5.43
Exercisable as of September 30, 2020	1,012	$11.99		$11,013	4.48

As of September 30, 2020, there was $1,289 of total unrecognized compensation expense related to non-vested options granted expected to be recognized over a weighted-average period of approximately 1.2 years. The total fair value of shares vested during fiscal years 2020, 2019 and 2018 was $1,894, $3,038 and $9,757, respectively.

Cash received from stock option exercises for the fiscal years 2020, 2019 and 2018 was $4,347, $7,374 and $20,110, respectively. The actual tax benefit for the tax deductions from stock option exercises totaled $3,681, $4,031 and $11,478, respectively, for fiscal years 2020, 2019 and 2018. The Company does not settle any option exercises, under its current stock incentive plan, in cash.

Restricted Stock Units

Generally, RSUs granted under the 2020 Omnibus Incentive Plan vest ratably over three years. The fair value of RSU grants was based on the closing price of the Company's common stock on the date of grant. RSU compensation expense is recorded on a straight-line basis over the remaining vesting period.

Changes to the Company's nonvested RSU awards for the year ended September 30, 2020 were as follows:

	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested as of September 30, 2017	435	$19.65
Granted	334	20.86
Vested	(90)	21.95
Forfeited	(29)	20.57
Nonvested as of September 30, 2018	650	$19.91
Granted	361	19.23
Vested	(195)	21.51
Forfeited	(142)	18.52
Nonvested as of September 30, 2019	674	19.37
Granted	166	37.24
Vested	(403)	19.43
Forfeited	(32)	22.29
Nonvested as of September 30, 2020	405	$26.44

As of September 30, 2020, there was $5,185 of total unrecognized compensation expense related to non-vested RSUs granted, expected to be recognized over a weighted-average period of approximately 1.64 years. The total fair value of RSUs vested during fiscal years 2020, 2019 and 2018 was $14,513, $4,271 and $1,969, respectively.

Performance Share Units

On November 27, 2017, November 29, 2018 and November 21, 2019, the Company awarded PSUs whose vesting is contingent upon meeting or exceeding certain market and performance conditions. The performance condition, which was based on an adjusted net income, represented 70% of the award and the market condition, which was based on Total Shareholder Return ("TSR") of the Company's common stock relative to a peer group represented the remaining 30%. All PSUs cliff vest at the end of three years based on the satisfaction of the performance conditions. Expense for the performance condition based award is recorded when the achievement of the performance condition is considered probable of achievement and is recorded on a straight-line basis over the requisite service period. If such performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Expense for the market condition based award is recorded on a straight-line basis over the explicit service period.

The grant-date fair value for the performance condition based awards represents the closing stock price on the date of grant. For the grants in fiscal 2020, 2019, and 2018, the closing stock price on the date of grant was $37.24, $17.90 and $20.01, respectively. The grant-date fair value for the market condition based awards was determined using the Monte-Carlo method. The assumptions used in the Monte-Carlo method to value the performance share awards granted during the fiscal year ended September 30, 2020 were as follows:

	September 30, 2020	September 30, 2019	September 30, 2018
Expected dividend yield	—%	—%	—%
Range of expected volatility	21.45-53.18	20.69 - 74.26	17.21 - 79.15
Risk free interest rates	1.59%	2.84%	1.83% - 2.54%
Expected life	3 years	3 years	1 -3 years
Fair value	$44.22	18.84	$ 13.90 - 26.68

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

Changes to the Company's non-vested PSU awards for the year ended September 30, 2020 were as follows:

	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested as of September 30, 2017	181	$23.87
Granted	215	22.01
Forfeited	(89)	28.53
Nonvested as of September 30, 2018	307	$21.22
Granted	242	18.17
Forfeited	(94)	20.55
Nonvested as of September 30, 2019	455	$21.11
Granted	115	40.43
Vested	(162)	25.21
Adjustment for achieved performance upon issuance	31	21.68
Forfeited	(14)	22.82
Nonvested as of September 30, 2020	425	$25.15

As of September 30, 2020, there was $2,783 of total unrecognized compensation expense related to non-vested PSUs granted, expected to be recognized over a weighted-average period of approximately 1.60 years. There were no PSUs vested during fiscal years 2019 and 2018.

7. RESTRUCTURING CHARGES

Restructuring charges relate to the streamlining of the Company's cost structure and improving its operations. These actions primarily resulted in workforce reductions, lease termination costs, and other facility rationalization costs. Restructuring reserves are included as a component of other current liabilities.

	Electrical Raceway		Mechanical Products & Solutions		Other/Corporate
(in thousands)	Severance (a)	Other (b)	Severance (a)	Other (a)	Severance (a)	Total
Balance as of September 30, 2017	$449	$—	$278	$10	$—	$737
Charges	536	1,130	97	179	98	2,040
Utilization	(787)	(820)	(178)	(160)	(98)	(2,043)
Reversals	—	—	(191)	—	—	(191)
Exchange rate effects	14	—	(6)	—	—	8
Balance as of September 30, 2018	$212	$310	$—	$29	$—	$551
Charges	1,047	2,544	213	—	—	3,804
Utilization	(867)	(2,854)	(68)	(29)	—	(3,818)
Balance as of September 30, 2019	$392	$—	$145	$—	$—	$537
Charges	$1,339	$1,892	$416	—	68	3,715
Utilization	$(1,175)	$(1,892)	$(429)	—	(52)	(3,548)
Reversals	$(369)	$—	$(60)	—	(2)	(431)
Exchange rate effects	$18	$—	$—	—	—	18
Balance as of September 30, 2020	$205	$—	$72	$—	$14	$291

(a) Fiscal 2020 charges are primarily related to a reduction in force implemented as part of adjusting to the macroeconomic impacts related to the outbreak of the novel coronavirus (COVID-19). Fiscal 2019 and 2018 charges are primarily related to Atkore's commitment to close and consolidate certain facilities as part of its continuing effort to realign its strategic focus.
(b) Primarily related to Atkore's commitment to close and consolidate certain facilities as part of its continuing effort to realign its strategic focus.

The Company expects to utilize all restructuring accruals as of September 30, 2020 within the next twelve months. The net restructuring charges included as a component of selling, general and administrative expense in the Company's consolidated statements of operations were as follows:

	Fiscal Year Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2018
Total restructuring charges, net	$3,284	$3,804	$1,849

8. OTHER INCOME, NET

Other income, net consisted of the following:

	Fiscal Year Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2018
Gain on purchase of business	$—	$(7,384)	$—
Gain on sale of a business	—	—	(27,575)
Undesignated foreign currency derivative instruments	1,269	(5,384)	(121)
Foreign exchange loss (gain) on intercompany loans	(2,342)	2,975	1,500
Debt modification costs	—	—	892
Pension-related benefits	(1,704)	(1,606)	(1,975)
Other	—	(79)	(69)
Other income, net	$(2,777)	$(11,478)	$(27,348)

9. INCOME TAXES

On March 27, 2020, President Trump signed into U.S. federal law the Coronavirus Aid, Relief and Economic Security ("CARES") Act, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carry back periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. There is no material impact to our consolidated financial statements as a result of this legislation.

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

As part of the enactment of TCJA, the Company recorded a global intangible low-taxed income ("GILTI") provision for the first time beginning in fiscal 2019. The GILTI provision of TCJA requires certain income earned by controlled foreign corporations ("CFCs") to be included currently in the gross income of the CFCs controlling U.S. shareholder. In accordance with accounting standards applicable to income taxes, there is allowed an accounting policy choice of either (1) treating taxes due on U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has elected the period method.

Significant components of income before income taxes and income tax expense for the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018 consisted of the following:

(in thousands)	September 30, 2020	September 30, 2019	September 30, 2018
Components of income before income taxes:
United States	$201,784	$170,780	$155,453
Non-U.S	214	13,889	10,899
Income before income taxes	$201,998	$184,669	$166,352

Income tax expense:
Current:
United States:
Federal	$32,335	$31,431	$26,586
State	9,668	9,800	8,662
Non-U.S:	3,210	5,183	3,467
Current income tax expense	$45,213	$46,414	$38,715

Deferred:
United States:
Federal	$5,102	$1,123	$(7,149)
State	49	(340)	(1,793)
Non-U.S:	(668)	(1,579)	(66)
Deferred income (benefit) tax expense	4,483	(796)	(9,008)
Income tax expense	$49,696	$45,618	$29,707

In addition to the change in the U.S. federal statutory rate, the mix of foreign and domestic losses, along with rate reconciling items as outlined below, impact the Company's effective tax rate. Differences between the statutory federal income tax rate and effective income tax rate are summarized below:

(in thousands)	September 30, 2020	September 30, 2019	September 30, 2018
Statutory federal tax	21%	21%	25%
Adjustments to reconcile to the effective income tax rate:
State income taxes	4%	4%	3%
Change in tax rates	—%	—%	(3)%
Domestic manufacturing deduction	—%	—%	(2)%
Indemnified uncertain tax benefits	—%	—%	(2)%
Stock-based compensation	(2)%	(1)%	(3)%
Other	2%	1%	—%
Effective income tax rate	25%	25%	18%

The Company's effective tax rate for fiscal 2020 differs from the statutory rate primarily due to state income taxes of $7,690, current year valuation allowance expense of $2,099 and limitations on executive compensation of $1,243 partially offset by $4,203 of excess tax benefit associated with the exercise of stock options.

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

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax assets are as follows:

(in thousands)	September 30, 2020	September 30, 2019
Deferred tax assets:
Accrued liabilities and reserves	$26,783	$32,664
Tax loss and credit carryforwards	15,637	13,296
Postretirement benefits	11,751	10,315
Inventory	5,240	8,813
Lease obligations	9,966	—
Other	174	916
	$69,551	$66,004
Deferred tax liabilities:
Property, plant and equipment	$(17,648)	$(21,312)
Intangible assets	(44,774)	(47,887)
Loss on investment	(5,153)	(4,790)
Right-of-use assets, net	(9,546)	—
Other	(4,065)	(3,660)
	$(81,186)	$(77,649)
Net deferred tax liability before valuation allowance	(11,635)	(11,645)
Valuation allowance	(10,203)	(7,764)
Net deferred tax liability	$(21,838)	$(19,409)

As of September 30, 2020, the Company has $44,169 of state net operating loss carryforwards which expire beginning in 2020 through 2035. In certain non-U.S. jurisdictions, the Company has net operating loss carryforwards of $52,092 which have an expiration period ranging from five years to unlimited.

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

As of September 30, 2020, the Company had unrecognized tax benefits of $1,614 which, if recognized, would positively benefit the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2020 and September 30, 2019, the Company had accrued interest and penalties of $188 and $54, respectively, in the consolidated balance sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefit, excluding interest and penalties, is as follows:

(in thousands)	For the period from September 30, 2017 to September 30, 2020
Balance as of September 30, 2017	$3,578
Additions based on tax positions related to prior years	893
Settlements	(3,107)
Balance as of September 30, 2018	1,364
Additions based on tax positions related to prior years	244
Settlements	(814)
Balance as of September 30, 2019	794
Additions based on tax positions related to prior years	925
Additions based on tax positions related to current year	122
Settlements	(227)
Balance as of September 30, 2020	1,614

During fiscal 2020, the balance of unrecognized tax benefits increased by $1,047 as a result of federal and various state jurisdictions' uncertain tax positions, partially offset by a decrease of $227 as result of completing tax audits and the expiration of the statute of limitations in various state jurisdictions. The related accrued penalties and interest for uncertain tax positions increased by $134.

During fiscal 2019, the balance of unrecognized tax benefits decreased by $814 as a result of completing state tax audits and the expiration of the statute of limitations in federal and various state jurisdictions, partially offset by an increase of $244, primarily related to various state jurisdictions' uncertain tax positions. The related accrued penalties and interest for uncertain tax positions decreased by $25.

During fiscal 2018, the balance of unrecognized tax benefits decreased by $3,107 as a result of Tyco completing tax audits and the expiration of the statute of limitations in various state jurisdictions, partially offset by an increase of $893, primarily related to various state jurisdictions' uncertain tax positions. The related accrued penalties and interest for uncertain tax positions decreased by $3,139.

Many of the Company's uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities. The following tax years remain subject to examination by the major tax jurisdictions as follows:

Jurisdiction	Years Open to Audit
United States	2018, 2019 and 2020

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

For the fiscal year ended September 30, 2020, the Company recorded no additional liability for United States or non-U.S. income taxes on the undistributed income of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such income is expected to be indefinitely reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such income.

For the fiscal year ended September 30, 2019, the Company recorded a liability of $635, for withholding taxes on the planned distribution of income from one of its Europe subsidiaries. The Company did not record income tax or non-income tax expense related to the remaining foreign earnings, and did not record any deferred tax liabilities for any basis differences in investments in subsidiaries as the earnings are expected to be indefinitely reinvested, the investments are essentially permanent in duration, or the Company has concluded that there will be no additional tax liability as a result of the distribution of the income.

As of September 30, 2020, certain subsidiaries had approximately $59,719 of undistributed income that the Company intends to permanently reinvest. A liability could arise if the Company's intention to permanently reinvest such income were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed of. It is not practicable to estimate the additional income taxes related to permanently reinvested income or the basis differences related to investments in subsidiaries.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
(in thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2018
Numerator:
Net income	$152,302	$139,051	$136,645
Less: Undistributed earnings allocated to participating securities	3,356	3,726	2,456
Net income available to common shareholders	$148,946	$135,325	$134,189

Denominator:
Basic weighted average common shares outstanding	47,265	46,577	51,791
Effect of dilutive securities: Non-participating employee stock options (1)	779	1,200	2,298
Diluted weighted average common shares outstanding	48,044	47,777	54,089

Basic earnings per share	$3.15	$2.91	$2.59
Diluted earnings per share	$3.10	$2.83	$2.48

(1) Stock options to purchase approximately 0.3 million, 0.4 million, and 0.3 million shares of common stock were outstanding during the years ended September 30, 2020, September 30, 2019, and September 30, 2018, respectively, but were not included in the calculation of diluted earnings per share as the impact of these would have been anti-dilutive.

11. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component, net of tax:

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2018	$(6,048)	$(10,390)	$(16,438)
Other comprehensive loss before reclassifications	(15,513)	(7,490)	(23,003)
Amounts reclassified from accumulated other comprehensive loss	76	—	76
Net current period other comprehensive loss	(15,437)	(7,490)	(22,927)
Reclassification of stranded tax benefits (1)	(2,333)	—	(2,333)
Balance as of September 30, 2019	$(23,818)	$(17,880)	(41,698)
Other comprehensive income (loss) before reclassifications	(7,604)	6,087	(1,517)
Amounts reclassified from accumulated other comprehensive loss	661	—	661
Net current period other comprehensive income (loss)	(6,943)	6,087	(856)
Balance as of September 30, 2020	$(30,761)	$(11,793)	$(42,554)

(1) Due to the adoption of ASU 2018-02 stranded tax benefits related to its pension plans were reclassified from Accumulated other comprehensive loss and into Accumulated deficit

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

	Fiscal Year Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2018
Amortization of defined benefit pension items:
Amortization of net loss (included within other income, net)	$888	$101	$343
Tax expense	(227)	(25)	(14)
Net reclassifications for the period	$661	$76	$329

12. INVENTORIES, NET

A majority of the Company records inventory at the lower of cost (primarily last in, first out, or "LIFO") or market or net realizable value, as applicable. Approximately 73% and 72% of the Company's inventories are valued at the lower of LIFO cost or market at September 30, 2020 and September 30, 2019, respectively.

(in thousands)	September 30, 2020	September 30, 2019
Purchased materials and manufactured parts, net	$49,192	$52,742
Work in process, net	24,113	21,424
Finished goods, net	125,790	151,924
Inventories, net	$199,095	$226,090

Total inventories would be $4,418 lower and $3,138 higher than reported as of September 30, 2020 and September 30, 2019, respectively, if the first-in, first-out method was used for all inventories. During the year ended September 30, 2020, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at net lower costs prevailing in prior years as compared with the cost of 2020 purchases, the effect of which decreased cost of goods sold and increased operating income by approximately $1,837.

As of September 30, 2020 and September 30, 2019, the excess and obsolete inventory reserve was $14,533 and $14,295, respectively.

13. PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2020 and September 30, 2019, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	September 30, 2020	September 30, 2019
Land	$20,460	$19,897
Buildings and related improvements	129,538	127,061
Machinery and equipment	332,260	318,421
Leasehold improvements	9,862	9,055
Software	27,028	24,835
Construction in progress	22,736	21,264
Property, plant and equipment	541,884	520,533
Accumulated depreciation	(297,993)	(259,830)
Property, plant and equipment, net	$243,891	$260,703

Depreciation expense for fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018 totaled $42,208, $39,471 and $34,786, respectively.

14. GOODWILL AND INTANGIBLE ASSETS

Goodwill — Changes in the carrying amount of goodwill are as follows:

	Segment
(in thousands)	Electrical Raceway	Mechanical Products & Solutions	Total
Balance as of September 30, 2018	$133,566	$36,563	$170,129
Goodwill acquired during year	18,124	—	18,124
Exchange rate effects	$(2,022)	—	$(2,022)
Balance as of September 30, 2019	$149,668	$36,563	$186,231
Exchange rate effects	2,008	—	2,008
Balance as of September 30, 2020	$151,676	$36,563	$188,239

Goodwill balances include $3,924 and $43,000 of accumulated impairment losses within the Electrical Raceway and MP&S segments, respectively, as of September 30, 2020 and September 30, 2019.

Intangible Assets — The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets:

		September 30, 2020			September 30, 2019
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Customer relationships	11	$355,735	$(202,677)	$153,058	$353,256	$(171,777)	$181,479
Other	7	19,086	(9,675)	9,411	19,086	(7,761)	11,325
Total		374,821	(212,352)	162,469	372,342	(179,538)	192,804
Indefinite-lived Intangible Assets:
Trade names		92,880	—	92,880	92,880	—	92,880
Total		$467,701	$(212,352)	$255,349	$465,222	$(179,538)	$285,684

Amortization expense for the fiscal years ended September 30, 2020, September 30, 2019 and September 30, 2018 was $32,262, $32,876 and $32,104, respectively. Expected amortization expense for intangible assets over the next five years and thereafter is as follows (in thousands):

2021	$32,267
2022	30,859
2023	30,806
2024	26,287
2025	13,681
2026 and thereafter	28,569

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in estimated useful lives, impairment of intangible assets, and other events.

15. DEBT

Debt as of September 30, 2020 and September 30, 2019 was as follows:

(in thousands)	September 30, 2020	September 30, 2019
First Lien Term Loan Facility due December 22, 2023	811,540	$851,361
Deferred financing costs	(7,804)	(6,569)
Other	—	525
Total debt	$803,736	$845,317
Less: Current portion	—	—
Long-term debt	$803,736	$845,317

During the three months ended March 29, 2019, the Company made an accelerated repayment of $18,680 of principal on the First Lien Loan, which was calculated by a formula based on 2018 excess cash flows and a leverage ratio as defined within the Term Loan Agreement. During the three months ended September 30, 2019, the Company made a voluntary prepayment of $40,000 of principal on the First Lien Loan. During the three months ended September 30, 2020, the Company made a voluntary prepayment of $40,000 of principal on the First Lien Loan. The voluntary prepayments in the past two years resulted in the removal of all principal payment requirements until the contractual maturity of the debt in fiscal 2024.

As of September 30, 2020, future contractual maturities of long-term debt are as follows (in thousands):

2021	$—
2022	—
2023	—
2024	812,120
2025	—
2026 and thereafter	$—

Term Loan Facility — On April 9, 2014, AII entered into a credit agreement (the "Initial Credit Agreement") for a $420,000 First Lien Term Loan Facility (the "Initial First Lien Term Loan Facility") and a credit agreement for a $250,000 Second Lien Term Loan Facility (the "Second Lien Term Loan Facility." The Initial First Lien Term Loan Facility was priced at 99.50% and carried an interest rate of LIBOR plus 3.50% with a LIBOR floor of 1.00%. The Second Lien Term Loan Facility was priced at 99.00% and carried an interest rate of LIBOR plus 6.75% with a LIBOR floor of 1.00%.

On December 22, 2016, AII entered into an amendment to the Initial Credit Agreement, which amended and restated the Initial Credit Agreement and provided for a new $500,000 first lien term loan facility and extended the maturity of the Initial Credit Agreement to December 22, 2023 (the "First Lien Term Loan Facility"). Loans under the First Lien Term Loan Facility bear interest at either LIBOR plus an applicable margin equal to 3.00% or an alternate base rate plus an applicable margin equal to 2.00% and are guaranteed by AIH and the United States operating companies owned by AII. The First Lien Term Loan Facility amortizes at a rate of 1.00% per annum and was priced at 99.75%. AII used proceeds from the First Lien Term Loan Facility and approximately $155,000 of available cash to (i) repay all outstanding loans under the Initial First Lien Term Loan Facility and the Second Lien Term Loan Facility and (ii) pay related fees and expenses, including accrued interest.

On February 2, 2018, AII entered into the (i) First Amendment to the Amended and Restated First Lien Credit Agreement, by and among AII, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the other financial institutions party thereto to, among other things, decrease the interest margins applicable to the ABR Loans to 1.75% and Eurodollar Loans to 2.75%, and (ii) Increase Supplement (the "Increase Supplement") to, among other things, incur incremental first lien secured term loans in aggregate principal amount of $425,000. The Company used the proceeds from the Increase Supplement to 1) repurchase approximately 17.2 million shares of common stock from the CD&R Investor for a total purchase price of approximately $375,000, 2) repay $42,000 of outstanding loans under the ABL Credit Facility (as defined below) and 3) pay $5,800 in related fees and expenses. The revisions to the First Lien Term Loan were accounted for as a debt modification, resulting in immediate expensing of related financing costs of $892 within other income, net on the consolidated statements of operations for the year ended September 30, 2018.

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

On August 28 2020, AII amended the ABL Credit Facility (the "Amended ABL Facility"). The amendment, among other things, extended the maturity of the facility to August 28, 2023, and increased the interest rate margins applicable to loans under the facility to (i) in the case of United States dollar-denominated loans, either (x) LIBOR plus an applicable margin ranging from 1.75% to 2.25%, or (y) an alternate base rate plus an applicable margin ranging from 0.75% to 1.25%, each based on available loan commitments or (ii) in the case of Canadian dollar-denominated loans, either (x) the BA rate plus an applicable margin ranging from 1.75% to 2.25% or (y) a Canadian prime rate plus an applicable margin ranging from 0.75% to 1.25%, each based on available loan commitments. The Amended ABL Credit Facility bears a commitment fee, payable quarterly in arrears, of 0.375% per annum. The Amended ABL Credit Facility also bears customary letter of credit fees. The revisions to the ABL Credit Facility were accounted for as a debt extinguishment, resulting in immediate expensing of unamortized financing costs of $273 for the year ended September 30, 2020.

In connection with AII causing Columbia-MBF to become a subsidiary guarantor for the Amended ABL Credit Facility, AII also caused Columbia-MBF to become a subsidiary guarantor for the First Lien Term Loan Facility.

The Amended ABL Credit Facility has aggregate commitments of $325,000 and is guaranteed by AIH, the United States subsidiaries owned directly or indirectly by AII and certain other restricted subsidiaries of AII that AII causes to be a subsidiary guarantor from time to time including as of the closing date for the Amended ABL Credit Facility, Columbia-MBF, Inc., a corporation formed by amalgamation under the laws of Canada ("Columbia-MBF"). AII's availability under the ABL Credit Facility was $265,899 and $301,882 as of September 30, 2020 and September 30, 2019, respectively. Availability under the ABL Credit Facility is subject to a borrowing base equal to the sum of 85% of eligible accounts receivable plus the lesser of (i) 80% of eligible inventory of each borrower and guarantor, valued at the lower of cost and fairmarket value and (ii) 85% of the net orderly liquidation value of eligible inventory, subject to certain limitations. There were no borrowings outstanding under the ABL Credit Facility as of September 30, 2020 and September 30, 2019, respectively.

The Amended ABL Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. Affirmative covenants include, without limitation, the timely delivery of quarterly and annual financial statements, certifications to be made by AIH, AII and each of its restricted subsidiaries, payment of obligations, maintenance of corporate existence and insurance, notices, compliance with environmental laws, and the grant of liens. The negative covenants are limited to the following: limitations on indebtedness, dividends and distributions, investments, acquisitions, prepayments or redemptions of subordinated indebtedness, amendments of subordinated indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in line of business, changes in charter documents, hedging transactions and maintaining Canadian defined benefit pension plans. The negative covenants are subject to customary exceptions and also permit the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of subordinated indebtedness, asset sales and consolidations and sales of all or substantially all assets upon satisfaction of a payment condition. There are no financial covenants included in the Amended ABL Credit Agreement, other than a springing minimum fixed charge coverage ratio of at least 1.0 to 1.0, which will be tested only when specified availability (as defined above) is less than the greater of (A) $22,000 and (B) 10.0% of the lesser of (x) the then applicable borrowing base and (y) the then effective commitments under the Amended ABL Credit Facility, and continuing until such time as specified availability shall have been in excess of such threshold for a period of 30 consecutive days.

The First Lien Term Loan Facility and the ABL Credit Facility are secured by all of the assets of the U.S. subsidiaries of the Company and, as of the closing date for the Amended ABL Credit Facility, Columbia-MBF. The First Lien Term Loan Facility has priority over all real property, plant and equipment, intellectual property and capital stock of any U.S. subsidiary and Columbia-MBF and any documents or instruments evidencing the foregoing assets. The ABL Credit Facility has first priority over cash and cash equivalents, accounts receivable, inventory and other documents and instruments evidencing the foregoing assets.

16. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company uses forward currency contracts to hedge the effects of foreign exchange relating to certain of the Company's intercompany receivables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from six months to two years. Short-term forward currency contracts are recorded in prepaid expenses and other current assets or other current liabilities and long-term forward currency contracts are recorded in non-trade receivables or other long-term liabilities in the consolidated balance sheets. The fair value gains and losses are included in other income, net within the consolidated statements of operations. See Note 8, ''Other Income, net'' for further detail.

The total notional amounts of undesignated forward currency contracts were £43.3 million, £45.0 million and £49.1 million as of September 30, 2020, September 30, 2019 and September 30, 2018. Cash flows associated with derivative financial instruments are recognized in the operating section of the consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the recurring assets and liabilities measured at fair value as of September 30, 2020 and September 30, 2019 in accordance with the fair value hierarchy:

	September 30, 2020			September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$209,421	$—	$—	$72,132	$—	$—
Forward currency contracts	—	2,209	—	—	3,420	—
Liabilities
Forward currency contracts	—	$102	—	—	$—	—

The Company's remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the consolidated balance sheets were as follows:

	September 30, 2020		September 30, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan Facility due December 22, 2023	$812,120	$808,060	$852,120	$853,543
Total debt	$812,120	$808,060	$852,120	$853,543

In determining the approximate fair value of its long-term debt, the Company used the trading value among financial institutions, which were classified within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being market-linked variable rate debt.

17. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of September 30, 2020, such obligations were $130,932 for fiscal 2021, $1,828 for fiscal 2022 and $13 thereafter. These amounts represent open purchase orders for materials used in production.

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

Legal Contingencies — The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd. ("Tyco"), including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company's total product liability reserves for Special Products Claims and other product liability matters were $597 and $2,424 as of September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020, the Company believes that the range of reasonably possible losses for Special Products Claims and other product liabilities is between $1,000 and $8,000.

During fiscal 2019, after a court judgment was issued in one case between the Company and Tyco regarding the indemnification of expenses, fees and settlement amounts relating to the incompatibility issue, the Company and Tyco entered into a global settlement regarding the issue. The Company agreed to fund the total settlement in exchange for Tyco's agreement to cap the Company's Special Products Claim deductible at $12,000, as opposed to the $13,000 cap negotiated within the original indemnity agreement. In conjunction with the payment of that settlement, Tyco and the Company examined the Company's total Special Products Claim payments and agreed that with that settlement payment and payment of a few other legal fee invoices, all of which have now been paid, the Company had met its $12,000 deductible obligation related to these Special Products Claims. Tyco, now Johnson Controls, Inc. ("JCI"), has a contractual obligation to indemnify the Company in respect of all remaining and future claims of incompatibility between the Company's antimicrobial coated steel sprinkler pipe and CPVC pipe used in the same sprinkler system. Tyco has defended and indemnified the Company on Special Products Claims as required.

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

During the year ended September 30, 2020, one of the Company’s manufacturing facilities experienced a flood which resulted in damages to certain property, plant and equipment.  This facility is covered under the Company’s property and casualty loss and business interruption insurance policies.  The Company has recorded an expense of $6,046 for losses related to fully written off property, plant and equipment, with a related insurance recovery of $5,046 within selling, general and administrative expenses in its consolidated statements of operations for the year ended September 30, 2020. The Company has begun to receive reimbursement and believes that, other than the $1,000 deductible expense under the related insurance claim, it will be reimbursed for substantially all other property, plant and equipment losses in connection with the event under its current insurance policies.

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
18. GUARANTEES
The Company has outstanding letters of credit totaling $9,501 supporting workers' compensation and general liability insurance policies and surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $19,468 as of September 30, 2020.

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

19. RELATED PARTY TRANSACTIONS

In December 2010, CD&R Allied Holdings, L.P. (the "CD&R Investor") acquired a majority stake in the Company (the "CD&R Acquisition"). In connection with the CD&R Acquisition, the Company, AIH and AII entered into a consulting agreement (the "Consulting Agreement") with CD&R. On January 22, 2018, the Company announced a stock repurchase transaction whereby the Company agreed to repurchase from the CD&R Investor, a related party, approximately 17.2 million shares of the Company's common stock, par value $0.01 per share, at a per share price equal to $21.77, for a total purchase price of $375,000, subject to the terms and conditions set forth in the stock purchase agreement. Following the stock repurchase transaction in January 2018 and secondary offerings of the Company's common stock in February 2018 and May 2018, the CD&R Investor did not own any of the Company's common stock subsequent to May 2018.

Prior to the CD&R Investor selling all of its remaining shares of the Company in May 2018, transactions between the Company, CD&R and affiliates of CD&R were considered to be between related parties. In addition to the consulting fees referenced above, affiliates of CD&R own equity positions in one of the Company's customers. Net sales during fiscal 2018 to this customer were $6,000.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, gain (loss) on extinguishment of debt, restructuring charges, stock-based compensation, certain legal matters, transaction costs, gain on purchase of business, gain on sale of a business and other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, and realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives.

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

	Fiscal year ended
	September 30, 2020			September 30, 2019			September 30, 2018
(in thousands)	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA
Electrical Raceway	$1,328,721	$2,554	$299,485	$1,442,278	$1,215	$292,585	$1,365,067	$1,544	$255,260
MP&S	436,700	—	$61,152	474,260	—	$70,040	470,072	81	$51,339
Eliminations	—	(2,554)		—	(1,215)		—	(1,625)
Consolidated operations	$1,765,421	$—		$1,916,538	$—		$1,835,139	$—

	Capital Expenditures			Total Assets
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2018	September 30, 2020	September 30, 2019	September 30, 2018
Electrical Raceway	$17,667	$19,856	$16,389	$835,629	$871,771	$751,024
MP&S	13,870	13,934	14,267	215,350	252,708	291,164
Unallocated	2,233	1,070	7,845	507,546	312,516	281,872
Consolidated operations	$33,770	$34,860	$38,501	$1,558,525	$1,436,995	$1,324,060

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Fiscal Year Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2018
Operating segment Adjusted EBITDA
Electrical Raceway	$299,485	$292,585	$255,260
MP&S	61,152	70,040	51,339
Total	$360,637	$362,625	$306,599
Unallocated expenses (a)	(34,002)	(38,217)	(35,050)
Depreciation and amortization	(74,470)	(72,347)	(66,890)
Interest expense, net	(40,062)	(50,473)	(40,694)
Gain (loss) on extinguishment of debt	(273)	—	—
Restructuring charges	(3,284)	(3,804)	(1,849)
Stock-based compensation	(13,064)	(11,798)	(14,664)
Certain legal matters	—	—	4,833
Transaction costs	(196)	(1,200)	(9,314)
Gain on purchase of business	—	7,384	—
Gain on sale of a business	—	—	27,575
Other (b)	6,712	(7,501)	(4,194)
Income before income taxes	$201,998	$184,669	$166,352

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.

(b) Represents other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions and realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives.

The Company's long-lived assets and net sales by geography were as follows:

	Long-lived assets			Net sales
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2018	September 30, 2020	September 30, 2019	September 30, 2018
United States	$203,694	$219,614	$201,101	$1,563,258	$1,689,194	$1,651,636
Other Americas	146	147	138	26,421	33,485	43,013
Europe	41,283	43,207	11,090	132,299	142,279	90,915
Asia-Pacific	1,759	1,998	2,386	43,443	51,580	49,575
Total	$246,882	$264,966	$214,715	$1,765,421	$1,916,538	$1,835,139

The table below shows the amount of net sales from external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in any of the last three fiscal years:

	Fiscal Year Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2018
Metal Electrical Conduit and Fittings	$484,476	$546,533	$517,935
Armored Cable and Fittings	306,460	360,494	336,388
PVC Electrical Conduit & Fittings	308,561	292,243	311,811
Cable Tray & Cable Ladders	193,306	199,303	145,795
Other raceway products	35,918	43,705	53,138
Electrical Raceway	1,328,721	1,442,278	1,365,067

Mechanical Pipe	244,902	259,613	253,381
Other MP&S products	191,798	214,647	216,691
MP&S	436,700	474,260	470,072
Net sales	$1,765,421	$1,916,538	$1,835,139

Risks and Concentrations

Concentration of Credit Risk — The Company extends credit to various customers in the retail and construction industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company's overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of customers and maintains reserves for potential credit losses. As of September 30, 2020, one customer, Sonepar Management US, Inc., represented 11% of the Company's accounts receivable balance due to increased sales in the last 60 days of the year. As of September 30, 2019, no single customer represented more than 10% of the Company's accounts receivable balance. For fiscal 2020, 2019 and 2018, no single customer accounted for more than 10% of sales.

Concentration of Employees — As of September 30, 2020, approximately 24% of the Company's employees were represented by a union under a collective bargaining agreement. All unions are located in either the United States or Canada, with no unions or Worker's Councils at any of the other locations abroad. On July 14, 2020, the Company and the United Steelworkers Union, representing approximately 350 employees, reached agreement on the terms of a new collective bargaining agreement for our largest facility in Harvey, Illinois, which expires in April 2024. The Company believes its relationship with its employees is good.

21. QUARTERLY OPERATING RESULTS (UNAUDITED)

The following table presents unaudited selected quarterly financial data for the years ended September 30, 2020 and September 30, 2019. The operating results for any quarter are not necessarily indicative of the results of any future period.

	Three Months Ended
(in thousands, except per share data)	December 27, 2019	March 27, 2020	June 26, 2020	September 30, 2020	December 29, 2018	March 30, 2019	June 29, 2019	September 30, 2019 (1)
Net sales	$447,448	$455,654	$384,899	$477,420	$452,028	$469,309	$493,491	$501,710
Gross profit	116,844	131,603	95,813	147,054	110,256	117,088	126,134	143,722
Net income	34,790	39,193	24,078	54,241	26,949	29,555	36,550	45,997

Net income per share
Basic (2)	$0.72	$0.81	$0.50	$1.12	$0.56	$0.62	$0.77	$0.96
Diluted (2)	0.71	0.80	0.49	1.11	0.54	0.61	0.75	0.94

(1) Includes a $7,384 gain on the acquisition of Cor-Tek. See Note 3, "Acquisitions" for additional information.
(2) The sum of the quarters may not equal the total of the respective year's earnings per share due to changes in the weighted average shares outstanding throughout the year.

22. SUBSEQUENT EVENTS

On October 22, 2020, the Company acquired the assets of Queen City Plastics, Inc., a manufacturer of PVC conduit, elbows and fittings for the electrical market for an estimated purchase price of $7.3 million.

Subsequent to September 30, 2020, the Company repurchased 637,200 shares for $15.0 million reducing the Company's share count to 47,409,886 as of November 13, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our President and CEO, William E. Waltz, and our Vice President and CFO, David P. Johnson, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Waltz and Johnson have concluded that both the design and operation of our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
No changes in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company's management assessed, under the supervision and with the participation of our President and CEO, William E. Waltz, and our Vice President and CFO, David P. Johnson, the effectiveness of the Company's internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of September 30, 2020, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm, Deloitte and Touche LLP, has issued an audit report on the Company's internal control over financial reporting for fiscal 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Atkore International Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Atkore International Group Inc. and subsidiaries (the “Company”) as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2020, of the Company and our report dated November 19, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Accounting Standards Codification 842, Leases.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
November 19, 2020

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 11. Executive Compensation

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item for Atkore will be set forth in Atkore's Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a).         Financial Statements, Schedules and Exhibits.
1.           Financial Statements

Report of Independent Registered Public Accounting Firm contained in Item 8 of this Annual Report on Form 10-K.	45
Consolidated Statements Of Operations for the years ended September 30, 2020, September 30, 2019, and September 30, 2018 contained in Item 8 of this Annual Report on Form 10-K.	47
Consolidated Statements of Comprehensive Income for the years ended September 30, 2020, September 30, 2019, and September 30, 2018 contained in Item 8 of this Annual Report on Form 10-K.	48
Consolidated Balance Sheets for the years ended September 30, 2020, and September 30, 2019 contained in Item 8 of this Annual Report on Form 10-K.	49
Consolidated Statements of Cash Flows for the years ended September 30, 2020, September 30, 2019, and September 30, 2018 contained in Item 8 of this Annual Report on Form 10-K.	50
Consolidated Statements of Shareholders' Equity for the three year period ended September 30, 2020 contained in Item 8 of this Annual Report on Form 10-K.	52
Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.	53
2.           Financial Statements Schedules
The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I-Atkore International Group Inc. (Parent) Condensed Financial Information	97
Schedule II-Valuation and Qualifying Accounts	101

3. Exhibits	93
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

4.2
Description of Capital Stock of Atkore International Group Inc., incorporated by reference to Exhibit 4.2 to Atkore International Group Inc.'s Amendment No. 1 on Form 10-K/A, filed on February 4, 2020, to amend Atkore International Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, initially filed on November 22, 2019.

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

10.6
Amended and Restated Credit Agreement, dated as of August 28, 2020, among Atkore International, Inc., the subsidiary borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto and Wells Fargo Bank, National Association, as swingline lender, issuing lender, administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.’s Current Report on Form 8-K filed on September 1, 2020.

10.7
Amended and Restated Guarantee and Collateral Agreement, dated as of August 28, 2020, made by Atkore International Holdings Inc., Atkore International, Inc. and certain of its subsidiaries from time to time party thereto, in favor of Wells Fargo Bank, National Association, as collateral agent and administrative agent, incorporated by reference to Exhibit 10.2 to Atkore International Group Inc.’s Current Report on Form 8-K filed on September 1, 2020.

10.8
Canadian Guarantee and Collateral Agreement, dated as of August 28, 2020, made by Columbia-MBF Inc., in favor of Wells Fargo Bank, National Association, as collateral agent and administrative agent, incorporated by reference to Exhibit 10.3 to Atkore International Group Inc.’s Current Report on Form 8-K filed on September 1, 2020.

10.9
Canadian Term Loan Guarantee and Collateral Agreement, dated as of August 28, 2020, made by Columbia-MBF Inc. and certain subsidiaries of Atkore International, Inc. from time to time party thereto, in favor of Deutsche Bank AG New York Branch, as collateral agent, incorporated by reference to Exhibit 10.4 to Atkore International Group Inc.’s Current Report on Form 8-K filed on September 1, 2020.

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

10.12†
Atkore International Group Inc. 2020 Omnibus Incentive Plan, incorporated by reference to Annex A to Atkore International Group Inc.’s Definitive Proxy Statement on Schedule 14A filed on December 13, 2019.

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

10.23	Succession agreement dated June 7, 2019, incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.'s Quarterly Report on Form 10-Q filed on August 7, 2019.

21.1*	List of Subsidiaries of Atkore International Group Inc. as of September 30, 2020.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer of Atkore International Group Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Atkore International Group Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.INS*	XBRL Instance Document (formatted as inline XBRL)

101.SCH*	XBRL Taxonomy Extension Schema (formatted as inline XBRL)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	November 19, 2020	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 19, 2020	By:	/s/ Michael V. Schrock
			Name:	Michael V. Schrock
			Title:	Director and Chairman of the Board

Date:	November 19, 2020	By:	/s/ William E. Waltz
			Name:	William E. Waltz
			Title:	President and Chief Executive Officer, Director (Principal Executive Officer)

Date:	November 19, 2020	By:	/s/ David P. Johnson
			Name:	David P. Johnson
			Title:	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 19, 2020	By:	/s/ Betty R. Johnson
			Name:	Betty R. Johnson
			Title:	Director

Date:	November 19, 2020	By:	/s/ Jeri L. Isbell
			Name:	Jeri L. Isbell
			Title:	Director

Date:	November 19, 2020	By:	/s/ Wilbert W. James Jr.
			Name:	Wilbert W. James Jr.
			Title:	Director

Date:	November 19, 2020	By:	/s/ Justin A. Kershaw
			Name:	Justin A. Kershaw
			Title:	Director

Date:	November 19, 2020	By:	/s/ Scott H. Muse
			Name:	Scott H. Muse
			Title:	Director

Date:	November 19, 2020	By:	/s/ William VanArsdale
			Name:	William VanArsdale
			Title:	Director

Date:	November 19, 2020	By:	/s/ A. Mark Zeffiro
			Name:	A. Mark Zeffiro
			Title:	Director

SCHEDULE I
ATKORE INTERNATIONAL GROUP INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2020	September 30, 2019
Assets
Investment in subsidiary	$378,410	$232,936
Total Assets	378,410	232,936
Liabilities and Equity
Total Liabilities	$—	$—
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 47,407,023 and 46,955,163 shares issued and outstanding, respectively	$475	$471
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively	(2,580)	(2,580)
Additional paid-in capital	487,223	477,139
Accumulated deficit	(64,154)	(200,396)
Accumulated other comprehensive loss	(42,554)	(41,698)
Total Equity	378,410	232,936
Total Liabilities and Equity	$378,410	$232,936

See Notes to Condensed Financial Information

SCHEDULE I
ATKORE INTERNATIONAL GROUP INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2018
Equity in net income of subsidiary	$152,302	$139,051	$136,645
Net income	152,302	139,051	136,645
Other comprehensive (loss) income of subsidiary, net of tax	(856)	(22,927)	1,544
Comprehensive income	$151,446	$116,124	$138,189

See Notes to Condensed Financial Information

SCHEDULE I
ATKORE INTERNATIONAL GROUP INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities:
Net cash provided by operating activities	$—	$—	$—

Cash Flows from Investing Activities:
Distribution received from subsidiary	17,983	24,419	411,775
Distribution paid to subsidiary	—	(7,374)	(20,110)
Net cash provided by investing activities	17,983	17,045	391,665

Cash Flows from Financing Activities:
Issuance of common stock, net of taxes withheld	(2,972)	7,374	20,110
Repurchase of common shares	(15,011)	(24,419)	(411,775)
Net cash used in financing activities	(17,983)	(17,045)	(391,665)

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—

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
3. Dividends and Distributions from Subsidiaries
The Company received distributions of $17,983, $24,419, and $411,775 from its subsidiaries for the years ended September 30, 2020, September 30, 2019 and September 30, 2018, respectively. The distributions received in fiscal 2019, 2018 and 2017 were used to repurchase shares of the Company's common stock. These dividends were permissible under an exception to the net asset restrictions of the agreements governing AII's borrowings, which allow for dividend payments from AII to AIH or the Parent for the purpose of repurchasing shares of Parent's common stock.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additional (Charges)/Benefit to Income	Write offs and Other	Balance at End of Year
Accounts Receivable Allowance for Doubtful Accounts:
For the fiscal year ended:
2020	$(2,608)	(1,990)	1,431	$(3,167)
2019	$(1,762)	(970)	124	$(2,608)
2018	$(1,239)	(389)	(134)	$(1,762)

Deferred Tax Valuation Allowance:
For the fiscal year ended:
2020	$(7,764)	(2,047)	(392)	$(10,203)
2019	$(7,427)	(346)	9	$(7,764)
2018	$(9,512)	428	1,657	$(7,427)