Form 10-Q
period 2020-12-25
Atkore International Group Inc.
filed 2021-02-02
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2020
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
As of January 27, 2021, there were 46,624,975 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended
(in thousands, except per share data)	Note	December 25, 2020	December 27, 2019
Net sales		$511,082	$447,448
Cost of sales		321,891	330,604
Gross profit		189,191	116,844
Selling, general and administrative		61,078	56,215
Intangible asset amortization	11	8,260	8,113
Operating income		119,853	52,516
Interest expense, net		8,254	10,620
Other income, net	5	(431)	(234)
Income before income taxes		112,030	42,130
Income tax expense	6	26,964	7,340
Net income		$85,066	$34,790

Net income per share
Basic	7	$1.78	$0.72
Diluted	7	$1.75	$0.71

See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended
(in thousands)	Note	December 25, 2020	December 27, 2019
Net income		$85,066	$34,790
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment		7,051	5,109
Change in unrecognized loss related to pension benefit plans	4	262	207
Total other comprehensive income	8	7,313	5,316
Comprehensive income		$92,379	$40,106
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	December 25, 2020	September 30, 2020
Assets
Current Assets:
Cash and cash equivalents		$280,420	$284,471
Accounts receivable, less allowance for current and expected credit losses of $2,455 and $3,168, respectively		350,255	298,242
Inventories, net	9	221,261	199,095
Prepaid expenses and other current assets		40,119	46,868
Total current assets		892,055	828,676
Property, plant and equipment, net	10	244,995	243,891
Intangible assets, net	11	248,835	255,349
Goodwill	11	189,984	188,239
Right-of-use assets, net		36,857	38,692
Deferred tax assets	6	955	687
Other long-term assets		892	2,991
Total Assets		$1,614,573	$1,558,525
Liabilities and Equity
Current Liabilities:
Accounts payable		156,717	142,601
Income tax payable		16,088	1,360
Accrued compensation and employee benefits		25,746	32,836
Customer liabilities		48,375	35,802
Lease obligations		11,753	15,786
Other current liabilities		50,825	47,785
Total current liabilities		309,504	276,170
Long-term debt	12	764,379	803,736
Long-term lease obligations		26,193	24,143
Deferred tax liabilities	6	24,517	22,525
Other long-term tax liabilities		1,536	1,619
Pension liabilities		38,706	40,023
Other long-term liabilities		12,391	11,899
Total Liabilities		1,177,226	1,180,115
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 46,624,975 and 47,407,023 shares issued and outstanding, respectively		467	475
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		488,815	487,223
Accumulated deficit		(14,114)	(64,154)
Accumulated other comprehensive loss	8	(35,241)	(42,554)
Total Equity		437,347	378,410
Total Liabilities and Equity		$1,614,573	$1,558,525
See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three months ended
(in thousands)	Note	December 25, 2020	December 27, 2019
Operating activities:
Net income		$85,066	$34,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		19,044	18,730
Deferred income taxes	6	1,117	3,088
Stock-based compensation		5,522	3,123
Amortization of right-of-use assets		3,352	3,627
Other adjustments to net income		1,703	2,855
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		(45,382)	25,139
Inventories		(20,326)	(17,640)
Accounts payable		13,060	(14,898)
Other, net		23,120	(6,641)
Net cash provided by operating activities		86,276	52,173
Investing activities:
Capital expenditures		(8,229)	(9,809)
Insurance proceeds for property, plant and equipment		1,122	—
Acquisition of businesses, net of cash acquired		(7,186)	—
Other, net		35	15
Net cash used in investing activities		(14,258)	(9,794)
Financing activities:
Repayments of long-term debt	12	(40,000)	—
Issuance of common stock, net of shares withheld for tax		(3,927)	(2,981)
Repurchase of common stock		(35,037)	—
Other, net		(17)	(60)
Net cash used for financing activities		(78,981)	(3,041)
Effects of foreign exchange rate changes on cash and cash equivalents		2,912	1,382
(Decrease) increase in cash and cash equivalents		(4,051)	40,720
Cash and cash equivalents at beginning of period		284,471	123,415
Cash and cash equivalents at end of period		$280,420	$164,135
Supplementary Cash Flow information
Capital expenditures, not yet paid		$306	$618

See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2020	47,407	$475	$(2,580)	$487,223	$(64,154)	$(42,554)	$378,410
Net income	—	—	—	—	85,066	—	85,066
Other comprehensive income	—	—	—	—	—	7,313	7,313
Stock-based compensation	—	—	—	5,522	—	—	5,522
Issuance of common stock, net of shares withheld for tax	358	3	—	(3,930)	—	—	(3,927)
Repurchase of common stock	(1,140)	(11)	—	—	(35,026)	—	(35,037)
Balance as of December 25, 2020	46,625	$467	$(2,580)	$488,815	$(14,114)	$(35,241)	$437,347

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2019	46,955	$471	$(2,580)	$477,139	$(200,396)	$(41,698)	$232,936
Net income	—	—	—	—	34,790	—	34,790
Other comprehensive income	—	—	—	—	—	5,316	5,316
ASU 2016-02 modified retrospective adoption	—	—	—	—	(1,053)	—	(1,053)
Stock-based compensation	—	—	—	3,123	—	—	3,123
Issuance of common stock, net of shares withheld for tax	524	5	—	(2,986)	—	—	(2,981)
Balance as of December 27, 2019	47,479	$476	$(2,580)	$477,276	$(166,659)	$(36,382)	$272,131

See Notes to unaudited condensed consolidated financial statements.

ATKORE INTERNATIONAL GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    Organization and Ownership Structure — Atkore International Group Inc. (the "Company", "Atkore" or "AIG") is a leading manufacturer of Electrical products primarily for the non-residential construction and renovation markets and Safety & Infrastructure solutions for the construction and industrial markets. Atkore was incorporated in the State of Delaware on November 4, 2010. Atkore is the sole stockholder of Atkore International Holdings Inc. ("AIH"), which in turn is the sole stockholder of Atkore International, Inc. ("AII").

    Segment Redefinition — Effective in the first quarter of fiscal 2021, the Company renamed and redefined its reportable segments.

    The Electrical Raceway segment was renamed as the Electrical segment. The Electrical segment manufactures high quality products used in the construction of electrical power systems including conduit, cable, and installation accessories. This segment serves contractors, in partnership with the electrical wholesale channel.

    The Mechanical Products & Solutions segment was renamed as the Safety & Infrastructure segment. This segment designs and manufactures solutions including metal framing, mechanical pipe, perimeter security, and cable management for the protection and reliability of critical infrastructure. These solutions are marketed to contractors, original equipment manufacturers and end users.

    Segment Realignment & Reclassifications — Effective in the first quarter of fiscal 2021, the Company implemented a realignment (the “Realignment”) of its segment financial reporting structure. The Company’s domestic cable management and prefabrication modular businesses had historically been reported in the Electrical Raceway segment. Due to transitions in the Company’s Executive Leadership Team, these businesses are now reported in the Safety & Infrastructure segment. The Realignment reflects how the Company’s Chief Operating Decision Maker now assesses the operating performance and allocates resources to the Safety & Infrastructure segment. Goodwill was also reallocated on a relative fair value basis between the applicable reporting units.

    The Company reflected these changes to its segment information retrospectively to the earliest period presented which resulted in a transfer of external net sales, intersegment sales, total assets, and Adjusted EBITDA from the Electrical segment to the Safety & Infrastructure segment. These changes had no impact on the Company’s previously reported consolidated net sales, operating income, net income or earnings per share. See Note 16, ''Segment Information'' for additional details.

    Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These unaudited condensed consolidated financial statements have been prepared in accordance with the Company's accounting policies and on the same basis as those financial statements included in the Company's latest Annual Report on Form 10-K for the year ended September 30, 2020, filed with the U.S. Securities and Exchange Commission (the "SEC") on November 19, 2020, and should be read in conjunction with those consolidated financial statements and the notes thereto. Certain information and disclosures normally included in the Company's annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

ASU	Description of ASU	Impact to Atkore	Adoption Date
2016-13 Financial Instruments - Credit Losses (Topic 326)	The ASU adds to GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses.	The Company adopted this standard in the first quarter of 2021. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.	2021

    A summary of accounting guidance not yet adopted is as follows. Effective dates are on the first day of the fiscal year indicated below, unless otherwise specified.

ASU	Description of ASU	Impact to Atkore	Effective Date
2019-12, Simplifying the accounting for income taxes (Topic 740)	The ASU eliminates certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim period accounting for year to date loss limitations and changes in tax laws and clarifying the accounting for transactions outside of a business combination that result in a step up in the tax basis of goodwill.	Under evaluation. Based on procedures performed to date, the Company does not anticipate the adoption of this ASU to be material to the financial statements.	2022
2020-04, Reference rate reform Topic 848: Facilitation of the effects of reference rate reform on financial reporting	The ASU addresses constituents’ concerns about certain accounting consequences that could result from the global markets’ anticipated transition away from the use of the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates.	Under evaluation. Based on procedures performed to date, the Company does not anticipate the adoption of this ASU to be material to the financial statements.	Option to implement ASU expires in 2022

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

    The Company typically receives payment 30 to 60 days from the point it has satisfied the related performance obligation. See Note 16, ''Segment Information'' for revenue disaggregated by geography and product categories.

3. ACQUISITIONS

    From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to obtain new customers.

    On October 22, 2020, the Company acquired Queen City Plastics, Inc., a leading manufacturer of PVC conduit, elbows and fittings for the electrical market. The preliminary purchase price was allocated to tangible assets acquired and liabilities assumed based on their fair values. As of December 25, 2020, the purchase price allocation has not been finalized as the Company is refining its fair value estimates for working capital and fixed assets. The purchase price of $7.2 million was deemed immaterial to the Company.

4. POSTRETIREMENT BENEFITS

    The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended
(in thousands)	Note	December 25, 2020	December 27, 2019
Interest cost		$682	$935
Expected return on plan assets		(1,606)	(1,583)
Amortization of actuarial loss		333	222
Net periodic benefit credit	5	$(591)	$(426)

5. OTHER INCOME, NET

    Other income, net consisted of the following:

	Three months ended
(in thousands)	December 25, 2020	December 27, 2019
Undesignated foreign currency derivative instruments	$2,617	$3,123
Foreign exchange gain on intercompany loans	(2,457)	(2,931)
Pension-related benefits	(591)	(426)
Other income, net	$(431)	$(234)

6. INCOME TAXES

    For the three months ended December 25, 2020 and December 27, 2019, the Company's effective tax rate attributable to income before income taxes was 24.1% and 17.4%, respectively. For the three months ended December 25, 2020 and December 27, 2019, the Company's income tax expense was $26,964 and $7,340 respectively. The increase in the current period effective tax rate was primarily due to a decrease in the excess tax benefit associated with stock compensation.

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

    The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that we have determined are more likely than not to be realized upon examination. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three months ended December 25, 2020, the balance of unrecognized tax benefits decreased by $84 upon the resolution of a state audit item.

    For the three months ended December 25, 2020, the Company made no additional provision for U.S. or non-U.S. income taxes for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as the investments are essentially permanent in duration.

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

    The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in thousands, except per share data)	December 25, 2020	December 27, 2019
Numerator:
Net income	$85,066	$34,790
Less: Undistributed earnings allocated to participating securities	1,656	857
Net income available to common shareholders	$83,410	$33,933

Denominator:
Basic weighted average common shares outstanding	46,917	47,126
Effect of dilutive securities: Non-participating employee stock options (1)	630	873
Diluted weighted average common shares outstanding	47,547	47,999
Basic earnings per share	$1.78	$0.72
Diluted earnings per share	$1.75	$0.71

(1) Stock options to purchase approximately 0.1 million and 0.1 million shares of common stock were outstanding during the three months ended December 25, 2020 and December 27, 2019, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended December 25, 2020 and December 27, 2019.

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2020	$(30,761)	$(11,793)	$(42,554)
Other comprehensive income before reclassifications	—	7,051	7,051
Amounts reclassified from accumulated other comprehensive loss, net of tax	262	—	262
Net current period other comprehensive income	262	7,051	7,313
Balance as of December 25, 2020	$(30,499)	$(4,742)	$(35,241)

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2019	$(23,818)	$(17,880)	$(41,698)
Other comprehensive income before reclassifications	—	5,109	5,109
Amounts reclassified from accumulated other comprehensive loss, net of tax	207	—	207
Net current period other comprehensive income	207	5,109	5,316
Balance as of December 27,2019	$(23,611)	$(12,771)	$(36,382)

9. INVENTORIES, NET

    A majority of the Company's inventories are recorded at the lower of cost (primarily last in, first out, or "LIFO") or market or net realizable value, as applicable. Approximately 74% and 73% of the Company's inventories were valued at the lower of LIFO cost or market at December 25, 2020 and September 30, 2020, respectively. Interim LIFO determinations, including those at December 25, 2020, are based on management's estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	December 25, 2020	September 30, 2020
Purchased materials and manufactured parts, net	$56,864	$49,192
Work in process, net	26,759	24,113
Finished goods, net	137,638	125,790
Inventories, net	$221,261	$199,095

    Total inventories would be $1,997 higher and $4,418 lower than reported as of December 25, 2020 and September 30, 2020, respectively, if the first-in, first-out method was used for all inventories. As of December 25, 2020, and September 30, 2020, the excess and obsolete inventory reserve was $15,184 and $14,533, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

    As of December 25, 2020, and September 30, 2020, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	December 25, 2020	September 30, 2020
Land	$23,378	$20,460
Buildings and related improvements	130,435	129,538
Machinery and equipment	338,829	332,260
Leasehold improvements	10,269	9,862
Software	27,665	27,028
Construction in progress	22,227	22,736
Property, plant and equipment	552,803	541,884
Accumulated depreciation	(307,808)	(297,993)
Property, plant and equipment, net	$244,995	$243,891

    Depreciation expense for the three months ended December 25, 2020 and December 27, 2019 totaled $10,783 and $10,617 respectively.

11. GOODWILL AND INTANGIBLE ASSETS

    Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of October 1, 2020	$144,662	$43,577	$188,239
Exchange rate effects	1,745	—	1,745
Balance as of December 25, 2020	$146,407	$43,577	$189,984

    Goodwill balances as of October 1, 2020 and December 25, 2020 include $3,924 and $43,000 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively.

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

    The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible assets:

		December 25, 2020			September 30, 2020
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$358,254	$(211,271)	$146,983	$355,735	$(202,677)	$153,058
Other	8	19,086	(10,114)	8,972	19,086	(9,675)	9,411
Total		377,340	(221,385)	155,955	374,821	(212,352)	162,469
Indefinite-lived intangible assets:
Trade names		92,880	—	92,880	92,880	—	92,880
Total		$470,220	$(221,385)	$248,835	$467,701	$(212,352)	$255,349

    Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Amortization expense for the three months ended December 25, 2020 and December 27, 2019 was $8,260 and $8,113, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2021 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2021	$26,351
2022	31,169
2023	31,045
2024	26,173
2025	13,721
2026	12,519
Thereafter	14,977

    Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

12. DEBT

    Debt as of December 25, 2020 and September 30, 2020 was as follows:

(in thousands)	December 25, 2020	September 30, 2020
First Lien Term Loan Facility due December 22, 2023	$771,585	$811,540
Deferred financing costs	(7,206)	(7,804)
Total debt	$764,379	$803,736
Less: Current portion	—	—
Long-term debt	$764,379	$803,736

    During the three months ended December 25, 2020, the Company made a voluntary prepayment of $40,000 of principal on the First Lien Loan. The voluntary prepayments in the past two years resulted in the elimination of all principal payment requirements until the contractual maturity of the debt in fiscal 2024.

    The asset-based credit facility (the "ABL Credit Facility") has aggregate commitments of $325,000 and is guaranteed by AIH, the U.S. operating companies owned by AII and certain other restricted subsidiaries of AII that AII causes to be a subsidiary guarantor from time to time. AII's availability under the ABL Credit Facility was $313,270 and $265,899 as of December 25, 2020 and September 30, 2020, respectively.

13. FAIR VALUE MEASUREMENTS

    Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

    The Company uses forward currency contracts to hedge the effects of foreign exchange relating to certain of the Company’s intercompany balances denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from six months to two years. Short-term forward currency contracts are recorded in either other current assets or other current liabilities and long-term forward currency contracts are recorded in either other long-term assets or other long-term liabilities in the condensed consolidated balance sheet. The fair value gains and losses are included in other income, net within the condensed consolidated statements of operations. See Note 5, ''Other Income, net'' for further detail.

    The total notional amounts of undesignated forward currency contracts were £36.8 million and £43.3 million as of December 25, 2020 and September 30, 2020, respectively. Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

    The following table presents the Company's assets and liabilities measured at fair value:

	December 25, 2020			September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$208,038	$—	$—	$209,421	$—	$—
Forward currency contracts	—	—	—	—	2,209	—
Liabilities
Forward currency contracts	—	440	—	—	102	—

    The Company's remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

    The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	December 25, 2020		September 30, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan Facility due December 22, 2023	$772,120	$772,892	$812,120	$808,060

    In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

14. COMMITMENTS AND CONTINGENCIES

    The Company has obligations related to commitments to purchase certain goods. As of December 25, 2020, such obligations were $267,331 for the rest of fiscal year 2021 and $9,710 for fiscal year 2022 and beyond. These amounts represent open purchase orders for materials used in production.

    Legal Contingencies —The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd. ("Tyco"), including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company's total product liability reserves for Special Products Claims and other product liability matters were $643 and $597 as of December 25, 2020 and September 30, 2020, respectively. As of December 25, 2020, the Company believes that the range of aggregate reasonably possible losses for Special Products Claims and other product liabilities is between $1,000 and $8,000.

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

15. GUARANTEES

    The Company had outstanding letters of credit totaling $9,501 supporting workers' compensation and general liability insurance policies as of December 25, 2020. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $15,025 as of December 25, 2020.

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

16. SEGMENT INFORMATION

    Effective in the first quarter of fiscal 2021, the Company renamed and redefined its reportable segments.

    The Electrical Raceway segment was renamed as the Electrical segment. The Electrical segment manufactures high quality products used in the construction of electrical power systems including conduit, cable, and installation accessories. This segment serves contractors in partnership with the electrical wholesale channel.

    The Mechanical Products & Solutions segment was renamed as the Safety & Infrastructure segment. This segment designs and manufactures solutions including metal framing, mechanical pipe, perimeter security, and cable management for the protection and reliability of critical infrastructure. These solutions are marketed to contractors, original equipment manufacturers and end users.

    Effective in the first quarter of fiscal 2021, the Company also implemented the Realignment of its segment financial reporting structure such that its domestic cable management and prefabrication modular businesses are now reflected in its Safety & Infrastructure segment. These businesses were previously reflected within the Electrical segment. See Note 1, ''Basis of Presentation and Summary of Significant Accounting Policies'' for additional information. Prior year results have been revised for the impact of the Realignment for comparability.

    Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, restructuring charges, stock-based compensation, certain legal matters, transaction costs and other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, release of indemnified uncertain tax positions, and realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives.

    Intersegment transactions primarily consist of product sales at designated transfer prices on an arm's-length basis. Gross profit earned and reported within the segment is eliminated in the Company's consolidated results. Certain manufacturing and distribution expenses are allocated between the segments on a pro rata basis due to the shared nature of activities. Recorded amounts represent a proportional amount of the quantity of product produced for each segment. Certain assets, such as machinery and equipment and facilities, are not allocated to each segment despite serving both segments. These shared assets are reported within the Safety & Infrastructure segment. The Company allocates certain corporate operating expenses that directly benefit our operating segments, such as insurance and information technology, on a basis that reasonably approximates an estimate of the use of these services.

	Three months ended
	December 25, 2020			December 27, 2019
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$386,320	$825	$133,273	$323,941	$606	$68,119
Safety & Infrastructure	124,762	3	$14,252	123,507	1	$18,727
Eliminations	—	(828)		—	(607)
Consolidated operations	$511,082	$—		$447,448	$—

    Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Three months ended
(in thousands)	December 25, 2020	December 27, 2019
Operating segment Adjusted EBITDA
Electrical	$133,273	$68,119
Safety & Infrastructure	14,252	18,727
Total	$147,525	$86,846
Unallocated expenses (a)	(10,535)	(9,136)
Depreciation and amortization	(19,044)	(18,730)
Interest expense, net	(8,254)	(10,620)
Restructuring charges	2	(220)
Stock-based compensation	(5,522)	(3,123)
Transaction costs	(284)	(51)
Other (b)	8,142	(2,836)
Income before income taxes	$112,030	$42,130

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

The Company's net sales by geography were as follows for the three months ended December 25, 2020 and December 27, 2019:

	Three months ended
(in thousands)	December 25, 2020	December 27, 2019
United States	$454,764	$396,141
Other Americas	6,773	6,586
Europe	39,354	33,309
Asia-Pacific	10,191	11,412
Total	$511,082	$447,448

The table below shows the amount of net sales from external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in either period for the three months ended December 25, 2020 and December 27, 2019:

	Three months ended
(in thousands)	December 25, 2020	December 27, 2019
Metal Electrical Conduit and Fittings	$124,829	$123,842
Armored Cable and Fittings	73,512	83,823
PVC Electrical Conduit and Fittings	140,535	72,888
International Cable Management Products	43,213	38,220
Other Electrical products	4,231	5,168
Electrical	386,320	323,941

Mechanical Pipe	65,511	58,331
Other Safety & Infrastructure products	59,251	65,176
Safety & Infrastructure	124,762	123,507
Net sales	$511,082	$447,448

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

    As of the date of this filing, customers and end markets face some uncertainty and delays in timing of work. In particular, some construction site closures or project delays have occurred, and job sites have had to adjust to increased physical distancing and health-related precautions. Given the continued volatility within the economic impacts of the pandemic it is too early to make any judgment on how significant COVID-19 effect will become.

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

Results of Operations

    The results of operations for the three months ended December 25, 2020 and December 27, 2019 were as follows:

	Three months ended
($ in thousands)	December 25, 2020	December 27, 2019	Change	% Change
Net sales	$511,082	$447,448	$63,634	14.2%
Cost of sales	321,891	330,604	(8,713)	(2.6)%
Gross profit	189,191	116,844	72,347	61.9%
Selling, general and administrative	61,078	56,215	4,863	8.7%
Intangible asset amortization	8,260	8,113	147	1.8%
Operating income	119,853	52,516	67,337	128.2%
Interest expense, net	8,254	10,620	(2,366)	(22.3)%
Other income, net	(431)	(234)	(197)	84.2%
Income before income taxes	112,030	42,130	69,900	165.9%
Income tax expense	26,964	7,340	19,624	267.4%
Net income	$85,066	$34,790	$50,276	144.5%

    Net sales

% Change
Volume	(6.2)%
Average selling prices	18.2%
Foreign exchange	0.3%
Other	1.9%
Net sales	14.2%

    Net sales increased by $63.6 million, or 14.2%, to $511.1 million for the three months ended December 25, 2020, compared to $447.4 million for the three months ended December 27, 2019. The increase in net sales is primarily attributed to increased average selling prices of $81.2 million which was mostly driven by the PVC electrical conduit and fittings product category within the Electrical segment, partially offset by lower volume of $27.8 million primarily attributed to declines in the armored cable and fittings and the metal electrical conduit and fittings product categories within the Electrical segment.

    Cost of sales

% Change
Volume	(6.5)%
Average input costs	6.9%
Foreign exchange	(0.7)%
Other	(2.3)%
Cost of sales	(2.6)%

    Cost of sales decreased by $8.7 million, or 2.6%, to $321.9 million for the three months ended December 25, 2020 compared to $330.6 million for the three months ended December 27, 2019. The decrease was primarily due to lower volume of $21.4 million. Additionally, cost of sales decreased by $10.2 million primarily from favorable inventory reserve adjustments, partially offset by higher input costs of steel, copper and resin of $22.9 million above the pass through impact of average selling prices.

    Selling, general and administrative

    Selling, general and administrative expenses increased by $4.9 million, or 8.7%, to $61.1 million for the three months ended December 25, 2020 compared to $56.2 million for the three months ended December 27, 2019. The increase was primarily due to $2.7 million of increased spending on productivity initiatives and growth investments, higher stock compensation expense of $2.4 million and higher variable compensation of $1.4 million, offset by productivity efficiencies of $2.4 million.

    Intangible asset amortization

    Intangible asset amortization expense remained consistent at $8.3 million for the three months ended December 25, 2020 compared to $8.1 million for the three months ended December 27, 2019.

    Interest expense, net

    Interest expense, net decreased by $2.4 million, or 22.3% to $8.3 million for the three months ended December 25, 2020 compared to $10.6 million for the three months ended December 27, 2019. The decrease is primarily due to the Company's principal prepayments in fiscal 2020 and 2021, resulting in a lower principal balance in fiscal 2021 from which interest expense was derived.

    Other income, net

    Other income, net remained consistent at $0.4 million for the three months ended December 25, 2020 compared to $0.2 million for the three months ended December 27, 2019.

    Income tax expense

    The Company's income tax rate increased to 24.1% for the three months ended December 25, 2020 compared to 17.4% for the three months ended December 27, 2019. The increase in the current period effective tax rate was primarily due to a decrease in the excess tax benefit associated with stock compensation.

Segment results

    Effective in the first quarter of fiscal 2021, the Company renamed and redefined its reportable segments.

    The Electrical Raceway segment was renamed as the Electrical segment. The Electrical segment manufactures high quality products used in the construction of electrical power systems including conduit, cable, and installation accessories. This segment serves contractors in partnership with the electrical wholesale channel.

    The Mechanical Products & Solutions segment was renamed as the Safety & Infrastructure segment. This segment designs and manufactures solutions including metal framing, mechanical pipe, perimeter security, and cable management for the protection and reliability of critical infrastructure. These solutions are marketed to contractors, original equipment manufacturers and end users.

    Effective in the first quarter of fiscal 2021, the Company implemented a realignment (the “Realignment”) of its segment financial reporting structure. The Company’s domestic cable management and prefabrication modular businesses had historically been reported in the Electrical Raceway segment. Due to transitions in the Company’s Executive Leadership Team, these businesses are now reported in the Safety & Infrastructure segment. The Realignment reflects how the Company’s Chief Operating Decision Maker now assesses the operating performance and allocates resources to the Safety & Infrastructure segment.

    The Company reflected these changes to its segment information retrospectively to the earliest period presented which resulted in a transfer of external net sales, intersegment sales, total assets, and Adjusted EBITDA from the Electrical segment to the Safety & Infrastructure segment. These changes had no impact on the Company’s previously reported consolidated net sales, operating income, net income or earnings per share.

    Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, restructuring charges, stock-based compensation, certain legal matters, transaction costs and other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, release of indemnified uncertain tax positions, and realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives. We define segment Adjusted EBITDA margin as segment Adjusted EBITDA as a percentage of segment Net sales.

    Electrical

	Three months ended
($ in thousands)	December 25, 2020	December 27, 2019	Change	% Change
Net sales	$387,145	$324,547	$62,598	19.3%
Adjusted EBITDA	$133,273	$68,119	$65,154	95.6%
Adjusted EBITDA margin	34.4%	21.0%

    Net sales

% Change
Volume	(9.0)%
Average selling prices	25.1%
Foreign exchange	0.5%
Other	2.7%
Net sales	19.3%

    Net sales increased by $62.6 million, or 19.3%, to $387.1 million for the three months ended December 25, 2020 compared to $324.5 million for the three months ended December 27, 2019. The increase in net sales is primarily attributed to increased average selling prices of $81.4 million which was mostly driven by the PVC electrical conduit and fittings product category, partially offset by lower volume of $29.4 million primarily attributed to declines in the armored cable and fittings and the metal electrical conduit and fittings product categories.

    Adjusted EBITDA

    Adjusted EBITDA for the three months ended December 25, 2020 increased by $65.2 million, or 95.6%, to $133.3 million from $68.1 million for the three months ended December 27, 2019. Adjusted EBITDA margins increased to 34.4% for the three months ended December 25, 2020 compared to 21.0% for the three months ended December 27, 2019. The increase in Adjusted EBITDA was largely due to higher average selling prices in relation to changes in input costs and operational efficiencies.

    Safety & Infrastructure

	Three months ended
($ in thousands)	December 25, 2020	December 27, 2019	Change	% Change
Net sales	$124,765	$123,508	$1,257	1.0%
Adjusted EBITDA	$14,252	$18,727	$(4,475)	(23.9)%
Adjusted EBITDA margin	11.4%	15.2%

    Net sales

% Change
Volume	1.3%
Average selling prices	(0.2)%
Other	(0.1)%
Net sales	1.0%

    Net sales increased by $1.3 million, or 1.0%, for the three months ended December 25, 2020 to $124.8 million compared to $123.5 million for the three months ended December 27, 2019. The increase is primarily attributed to higher volume of $1.6 million primarily in the mechanical pipe product category.

    Adjusted EBITDA

    Adjusted EBITDA decreased by $4.5 million, or 23.9%, to $14.3 million for the three months ended December 25, 2020 compared to $18.7 million for the three months ended December 27, 2019. Adjusted EBITDA margins decreased to 11.4% for the three months ended December 25, 2020 compared to 15.2% for the three months ended December 27, 2019. The Adjusted EBITDA decrease is primarily due to the timing lag in reflecting the rising input costs of steel in average selling prices.

Liquidity and Capital Resources

    We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $280.4 million as of December 25, 2020, of which $53.2 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company's intention to permanently reinvest such income were to change and cash was repatriated to the United States.

    In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund operational needs. As of December 25, 2020, there were no outstanding borrowings under the ABL Credit Facility and $9.5 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $322.8 million and approximately $313.3 million was available under the ABL Credit Facility as of December 25, 2020. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

    The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Three months ended
(in thousands)	December 25, 2020	December 27, 2019
Cash flows provided by (used in):
Operating activities	$86,276	$52,173
Investing activities	(14,258)	(9,794)
Financing activities	(78,981)	(3,041)

    Operating activities

    During the three months ended December 25, 2020, the Company was provided $86.3 million by operating activities compared to $52.2 million during the three months ended December 27, 2019. The $34.1 million increase in cash provided was primarily due to higher cash flows from the increase in operating income of $67.2 million and lower payments for variable compensation of $8.0 million. This was partially offset by a $45.2 million increase in working capital.

    Investing activities

    During the three months ended December 25, 2020, the Company used $14.3 million in investing activities compared to $9.8 million during the three months ended December 27, 2019. The increase in cash used in investing activities is primarily due the acquisition of Queen City Plastics, Inc. for $7.2 million during the three months ended December 25, 2020.

    Financing Activities

    During the three months ended December 25, 2020, the Company used $79.0 million in financing activities compared to $3.0 million used during the three months ended December 27, 2019. The increase in cash used in financing activities is primarily due to $40.0 million of debt repayments and $35.0 million used to repurchase common stock during the three months ended December 25, 2020.

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

Forward-Looking Statements

    This Quarterly Report on Form 10-Q contains forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management's beliefs and assumptions and information currently available to management. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "shall," "should," "would," "could," "seeks," "aims," "projects," "is optimistic," "intends," "plans," "estimates," "anticipates" or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Quarterly

Report on From 10-Q and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; growth strategies or expectations; customer retention; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.

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
•widespread outbreak of diseases, such as the novel coronavirus (COVID-19) pandemic;
•changes in prices of raw materials;
•pricing pressure, reduced profitability, or loss of market share due to intense competition;
•availability and cost of third-party freight carriers and energy;
•high levels of imports of products similar to those manufactured by us;
•changes in federal, state, local and international governmental regulations and trade policies;
•adverse weather conditions;
•increased costs relating to future capital and operating expenditures to maintain compliance with environmental, health and safety laws;
•reduced spending by, deterioration in the financial condition of, or other adverse developments, including inability or unwillingness to pay our invoices on time, with respect to one or more of our top customers;
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
•our inability to introduce new products effectively or implement our innovation strategies;
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
•challenges attracting and retaining key personnel or high-quality employees;
•future changes to tax legislation;
•failure to generate sufficient cash flow from operations or to raise sufficient funds in the capital markets to satisfy existing obligations and support the development of our business; and
•other risks and factors described in this report and from time to time in documents that we file with the SEC.

    You should read this quarterly report completely and with the understanding that actual future results may be materially different from expectations. All forward-looking statements attributable to us or persons acting on our behalf that are made in this quarterly report are qualified in their entirety by these cautionary statements. These forward-looking statements are made only as of the date of this quarterly report, and we do not undertake any obligation, other than as may be required by law, to update or revise any forward-looking or cautionary statements to reflect changes in assumptions, the occurrence of events, unanticipated or otherwise, and changes in future operating results over time or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows our purchases of our common stock during fiscal 2021 (in thousands, except per share data):

Period	Total Number Of Shares Purchased	Avg Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
September 30, 2020 to October 27, 2020	637	$23.55	637	$19,988
October 28, 2020 to November 27, 2020	78	$37.75	78	$17,044
November 28, 2020 - December 25 2020	425	$40.14	425	$—
Total	1,140		1,140

(1) On February 5, 2019, the board of directors approved a share repurchase program, under which the Company may repurchase up to $50.0 million of its outstanding common stock. As of December 25, 2020, there were no authorized repurchases remaining.

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

ATKORE INTERNATIONAL GROUP INC.
(Registrant)
Date:	February 2, 2021	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)