Form 10-Q
period 2021-03-26
Atkore Inc.
filed 2021-04-29
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-37793
 _________________________________________
Atkore Inc.
(Exact name of registrant as specified in its charter)
 _________________________________________

Delaware	90-0631463
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
16100 South Lathrop Avenue, Harvey, Illinois 60426
(Address of principal executive offices) (Zip Code)
708-339-1610
(Registrant's telephone number, including area code)

Atkore International Group Inc.
(Former name)
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
As of April 23, 2021, there were 46,984,297 shares of the registrant's common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Six months ended
(in thousands, except per share data)	Note	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Net sales		$639,543	$455,654	$1,150,625	$903,102
Cost of sales		399,694	324,051	721,585	654,655
Gross profit		239,849	131,603	429,040	248,447
Selling, general and administrative		67,340	62,360	128,418	118,575
Intangible asset amortization	11	8,096	8,071	16,356	16,184
Operating income		164,413	61,172	284,266	113,688
Interest expense, net		8,416	10,564	16,670	21,184
Other income, net	5	(7,240)	(1,685)	(7,671)	(1,919)
Income before income taxes		163,237	52,293	275,267	94,423
Income tax expense	6	38,304	13,100	65,268	20,440
Net income		$124,933	$39,193	$209,999	$73,983

Net income per share
Basic	7	$2.62	$0.81	$4.39	$1.53
Diluted	7	$2.58	$0.80	$4.33	$1.50

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended		Six months ended
(in thousands)	Note	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Net income		$124,933	$39,193	209,999	$73,983
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment		(818)	(6,229)	6,233	(1,120)
Change in unrecognized loss related to pension benefit plans	4	262	226	524	433
Total other comprehensive income (loss)	8	(556)	(6,003)	6,757	(687)
Comprehensive income		$124,377	$33,190	$216,756	$73,296
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	March 26, 2021	September 30, 2020
Assets
Current Assets:
Cash and cash equivalents		$304,469	$284,471
Accounts receivable, less allowance for current and expected credit losses of $2,454 and $3,168, respectively		431,161	298,242
Inventories, net	9	237,892	199,095
Prepaid expenses and other current assets		44,895	46,868
Total current assets		1,018,417	828,676
Property, plant and equipment, net	10	256,216	243,891
Intangible assets, net	11	258,990	255,349
Goodwill	11	199,513	188,239
Right-of-use assets, net		35,034	38,692
Deferred tax assets	6	999	687
Other long-term assets		879	2,991
Total Assets		$1,770,048	$1,558,525
Liabilities and Equity
Current Liabilities:
Accounts payable		187,699	142,601
Income tax payable		605	1,360
Accrued compensation and employee benefits		33,980	32,836
Customer liabilities		43,615	35,802
Lease obligations		11,648	15,786
Other current liabilities		48,334	47,785
Total current liabilities		325,881	276,170
Long-term debt	12	765,049	803,736
Long-term lease obligations		24,280	24,143
Deferred tax liabilities	6	33,321	22,525
Other long-term tax liabilities		1,620	1,619
Pension liabilities		37,391	40,023
Other long-term liabilities		12,344	11,899
Total Liabilities		1,199,886	1,180,115
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 46,982,664 and 47,407,023 shares issued and outstanding, respectively		471	475
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		497,250	487,223
Retained earnings		110,818	(64,154)
Accumulated other comprehensive loss	8	(35,797)	(42,554)
Total Equity		570,162	378,410
Total Liabilities and Equity		$1,770,048	$1,558,525
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Six months ended
(in thousands)	Note	March 26, 2021	March 27, 2020
Operating activities:
Net income		$209,999	$73,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		38,309	37,208
Deferred income taxes	6	4,692	1,036
Stock-based compensation		10,390	7,646
Amortization of right-of-use assets		7,025	7,384
Loss on disposal of property, plant and equipment		50	4,560
Other adjustments to net income		918	2,672
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		(124,261)	7,757
Inventories		(31,424)	(22,719)
Accounts payable		42,130	(18,856)
Other, net		(4,583)	(51,387)
Net cash provided by operating activities		153,246	49,284
Investing activities:
Capital expenditures		(20,374)	(17,139)
Insurance proceeds for property, plant and equipment		3,117	—
Acquisition of businesses, net of cash acquired		(43,699)	—
Other, net		21	30
Net cash used in investing activities		(60,935)	(17,109)
Financing activities:
Repayments of long-term debt	12	(40,000)	—
Issuance of common stock, net of shares withheld for tax		(356)	(2,380)
Repurchase of common stock		(35,037)	(15,011)
Other, net		(11)	(30)
Net cash used for financing activities		(75,404)	(17,421)
Effects of foreign exchange rate changes on cash and cash equivalents		3,091	(967)
Increase in cash and cash equivalents		19,998	13,787
Cash and cash equivalents at beginning of period		284,471	123,415
Cash and cash equivalents at end of period		$304,469	$137,202
Supplementary Cash Flow information
Capital expenditures, not yet paid		$1,023	$713

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2020	47,407	$475	$(2,580)	$487,223	$(64,154)	$(42,554)	$378,410
Net income	—	—	—	—	85,066	—	85,066
Other comprehensive income	—	—	—	—	—	7,313	7,313
Stock-based compensation	—	—	—	5,522	—	—	5,522
Issuance of common stock, net of shares withheld for tax	358	3	—	(3,930)	—	—	(3,927)
Repurchase of common stock	(1,140)	(11)	—	—	(35,026)	—	(35,037)
Balance as of December 25, 2020	46,625	$467	$(2,580)	$488,815	$(14,114)	$(35,241)	$437,347

Net income	—	—	—	—	124,933	—	124,933
Other comprehensive income	—	—	—	—	—	(556)	(556)
Stock-based compensation	—	—	—	4,868	—	—	4,868
Issuance of common stock, net of shares withheld for tax	358	4	—	3,566	—	—	3,570
Balance as of March 26, 2021	46,983	$471	$(2,580)	$497,249	$110,819	$(35,797)	$570,162

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2019	46,955	$471	$(2,580)	$477,139	$(200,396)	$(41,698)	$232,936
Net income	—	—	—	—	34,790	—	34,790
Other comprehensive income	—	—	—	—	—	5,316	5,316
ASU 2016-02 modified retrospective adoption	—	—	—	—	(1,053)	—	(1,053)
Stock-based compensation	—	—	—	3,123	—	—	3,123
Issuance of common stock, net of shares withheld for tax	524	5	—	(2,986)	—	—	(2,981)
Balance as of December 27, 2019	47,479	$476	$(2,580)	$477,276	$(166,659)	$(36,382)	$272,131
Net income	—	—	—	—	39,193	—	39,193
Other comprehensive income	—	—	—	—	—	(6,003)	(6,003)
Stock-based compensation	—	—	—	4,523	—	—	4,523
Issuance of common stock, net of shares withheld for tax	91	1	—	600	—	—	601
Repurchase of common stock	(394)	(4)	—	—	(15,007)	—	(15,011)
Balance as of March 27, 2020	47,176	$473	$(2,580)	$482,399	$(142,473)	$(42,385)	$295,434

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Organization and Ownership Structure — Atkore Inc. (the "Company", "Atkore" or "AI") is a leading manufacturer of Electrical products primarily for the non-residential construction and renovation markets and Safety & Infrastructure solutions for the construction and industrial markets. Atkore was incorporated in the State of Delaware on November 4, 2010 under the name Atkore International Group, Inc. Atkore is the sole stockholder of Atkore International Holdings Inc. ("AIH"), which in turn is the sole stockholder of Atkore International Inc. ("AII").

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

On October 22, 2020, the Company acquired Queen City Plastics, Inc. ("Queen City Plastics"), a leading manufacturer of PVC conduit, elbows and fittings for the electrical market. The purchase price was allocated to tangible assets acquired and liabilities assumed based on their fair values for which the purchase accounting has been finalized. The purchase price of $6.2 million was deemed immaterial to the Company.

On February 24, 2021, the Company acquired FRE Composites Group, a leading manufacturer of fiberglass conduit for the electrical and industrial market. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their fair values. As of March 26, 2021, the purchase price allocation has not been finalized as the Company is refining its fair value estimates for working capital, fixed assets and intangible assets. The preliminary purchase price was $37.1 million. The following table summarizes the Level 3 fair values assigned to the net assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Fair value of consideration transferred:
Cash consideration	37,060
Fair value of assets acquired and liabilities assumed:
Accounts receivable	2,163
Inventories	4,311
Intangible assets	17,900
Fixed assets	9,968
Accounts payable	(1,186)
Income taxes	(5,054)
Other	(465)
Net assets acquired	27,637
Excess purchase price attributed to goodwill acquired	$9,423

The Company estimates $1.7 million of the goodwill is deductible for tax purposes. Goodwill recognized from this acquisition consists largely of the synergies and economies of scale from integrating this company with existing businesses.

The following table summarizes the fair value of intangible assets as of the acquisition date:

	FRE Composites Group
($ in thousands)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$14,500	11
Other	3,400	6
Total intangible assets	$17,900

Net sales and net income of both the above acquisitions are included in the condensed consolidated statement of operations for the post-acquisition periods. Due to the immaterial nature of these acquisitions, both individually and in the aggregate, the Company did not include the full year pro forma results of operations for the acquisition year or previous years.

4. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended		Six months ended
(in thousands)	Note	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Interest cost		$682	$935	$1,364	$1,870
Expected return on plan assets		(1,606)	(1,583)	(3,212)	(3,166)
Amortization of actuarial loss		333	222	666	444
Net periodic benefit credit	5	$(591)	$(426)	$(1,182)	$(852)

5. OTHER INCOME, NET

Other income, net consisted of the following:

	Three months ended		Six months ended
(in thousands)	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Business interruption insurance recovery	$(6,000)	$—	$(6,000)	$—
Undesignated foreign currency derivative instruments	793	(3,666)	3,410	(543)
Foreign exchange gain on intercompany loans	(711)	2,407	(3,168)	(524)
Pension-related benefits	(591)	(426)	(1,182)	(852)
Gain on purchase of business	(731)	—	(731)	—
Other income, net	$(7,240)	$(1,685)	$(7,671)	$(1,919)

6. INCOME TAXES

For the three months ended March 26, 2021 and March 27, 2020, the Company's effective tax rate attributable to income before income taxes was 23.5% and 25.1%, respectively. For the three months ended March 26, 2021 and March 27, 2020, the Company's income tax expense was $38,304 and $13,100 respectively. The decrease in the current period effective tax rate was primarily due to an increase in the excess tax benefit associated with stock compensation.

For the six months ended March 26, 2021 and March 27, 2020, the Company's effective tax rate attributable to income before income taxes was 23.7% and 21.6%, respectively. For the six months ended March 26, 2021 and March 27, 2020, the Company's tax expense was $65,268 and $20,440, respectively. The increase in the six month period effective tax rate was primarily due to a smaller increase in the net discrete tax benefit compared to the increase in earnings period over period.

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

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that we have determined are more likely than not to be realized upon examination. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the six months ended March 26, 2021, the balance of unrecognized tax benefits decreased by an immaterial amount due to the change in reserves for state audit items.

For the six months ended March 26, 2021, the Company made no additional provision for U.S. or non-U.S. income taxes for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as the investments are essentially permanent in duration.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in thousands, except per share data)	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Numerator:
Net income	$124,933	$39,193	$209,999	$73,983
Less: Undistributed earnings allocated to participating securities	2,435	853	4,091	1,719
Net income available to common shareholders	$122,498	$38,340	$205,908	$72,264

Denominator:
Basic weighted average common shares outstanding	46,803	47,404	46,858	47,268
Effect of dilutive securities: Non-participating employee stock options (1)	744	691	728	961
Diluted weighted average common shares outstanding	47,547	48,095	47,586	48,229
Basic earnings per share	$2.62	$0.81	$4.39	$1.53
Diluted earnings per share	$2.58	$0.80	$4.33	$1.50

(1) Stock options to purchase approximately 0.0 million and 0.3 million shares of common stock were outstanding during the three months ended March 26, 2021 and March 27, 2020, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive. Stock options to purchase approximately 0.0 million and 0.1 million shares of common stock were outstanding during the six months ended March 26, 2021 and March 27, 2020, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 26, 2021 and March 27, 2020.

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of December 25, 2020	$(30,499)	$(4,742)	$(35,241)
Other comprehensive loss before reclassifications	—	(818)	(818)
Amounts reclassified from accumulated other comprehensive loss, net of tax	262	—	262
Net current period other comprehensive income (loss)	262	(818)	(556)
Balance as of March 26, 2021	$(30,237)	$(5,560)	$(35,797)

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of December 27, 2019	$(23,611)	$(12,771)	$(36,382)
Other comprehensive loss before reclassifications	—	(6,229)	(6,229)
Amounts reclassified from accumulated other comprehensive loss, net of tax	226	—	226
Net current period other comprehensive income (loss)	226	(6,229)	(6,003)
Balance as of March 27, 2020	$(23,385)	$(19,000)	$(42,385)

The following table presents the changes in accumulated other comprehensive loss by component for the six months ended March 26, 2021 and March 27, 2020.

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2020	$(30,761)	$(11,793)	$(42,554)
Other comprehensive income before reclassifications	—	6,233	6,233
Amounts reclassified from accumulated other comprehensive loss, net of tax	524	—	524
Net current period other comprehensive income	524	6,233	6,757
Balance as of March 26, 2021	$(30,237)	$(5,560)	$(35,797)

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2019	$(23,818)	$(17,880)	$(41,698)
Other comprehensive loss before reclassifications	—	(1,120)	(1,120)
Amounts reclassified from accumulated other comprehensive loss, net of tax	433	—	433
Net current period other comprehensive income (loss)	433	(1,120)	(687)
Balance as of March 27, 2020	$(23,385)	$(19,000)	$(42,385)

9. INVENTORIES, NET

A majority of the Company's inventories are recorded at the lower of cost (primarily last in, first out, or "LIFO") or market or net realizable value, as applicable. Approximately 77% and 73% of the Company's inventories were valued at the lower of LIFO cost or market at March 26, 2021 and September 30, 2020, respectively. Interim LIFO determinations, including those at March 26, 2021, are based on management's estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	March 26, 2021	September 30, 2020
Purchased materials and manufactured parts, net	$58,536	$49,192
Work in process, net	27,713	24,113
Finished goods, net	151,643	125,790
Inventories, net	$237,892	$199,095

Total inventories would be $32,550 higher and $4,418 lower than reported as of March 26, 2021 and September 30, 2020, respectively, if the first-in, first-out method was used for all inventories. As of March 26, 2021, and September 30, 2020, the excess and obsolete inventory reserve was $13,762 and $14,533, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

As of March 26, 2021, and September 30, 2020, property, plant and equipment and accumulated depreciation were as follows:

(in thousands)	March 26, 2021	September 30, 2020
Land	$23,170	$20,460
Buildings and related improvements	131,188	129,538
Machinery and equipment	363,108	332,260
Leasehold improvements	10,465	9,862
Software	27,844	27,028
Construction in progress	18,846	22,736
Property, plant and equipment, at cost	574,621	541,884
Accumulated depreciation	(318,405)	(297,993)
Property, plant and equipment, net	$256,216	$243,891

Depreciation expense for the three months ended March 26, 2021 and March 27, 2020 totaled $11,170 and $10,407 respectively. Depreciation expense for the six months ended March 26, 2021 and March 27, 2020 totaled $21,953 and $21,024, respectively.

11. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of October 1, 2020	$144,662	$43,577	$188,239
Goodwill acquired during year	9,423	—	9,423
Exchange rate effects	1,851	—	1,851
Balance as of March 26, 2021	$155,936	$43,577	$199,513

Goodwill balances as of October 1, 2020 and March 26, 2021 include $3,924 and $43,000 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively.

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

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible assets:

		March 26, 2021			September 30, 2020
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$370,848	$(219,196)	$151,652	$355,735	$(202,677)	$153,058
Other	8	24,893	(10,435)	14,458	19,086	(9,675)	9,411
Total		395,741	(229,631)	166,110	374,821	(212,352)	162,469
Indefinite-lived intangible assets:
Trade names		92,880	—	92,880	92,880	—	92,880
Total		$488,621	$(229,631)	$258,990	$467,701	$(212,352)	$255,349

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Amortization expense for the three months ended March 26, 2021 and March 27, 2020 was $8,096 and $8,071, respectively. Amortization expense for the six months ended March 26, 2021 and March 27, 2020 was $16,356 and $16,184, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2021 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2021	$22,744
2022	34,950
2023	34,842
2024	28,974
2025	15,450
2026	14,104
Thereafter	15,046

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

12. DEBT

Debt as of March 26, 2021 and September 30, 2020 was as follows:

(in thousands)	March 26, 2021	September 30, 2020
First Lien Term Loan Facility due December 22, 2023	$771,629	$811,540
Deferred financing costs	(6,580)	(7,804)
Total debt	$765,049	$803,736
Less: Current portion	—	—
Long-term debt	$765,049	$803,736

During the three months ended December 25, 2020, the Company made a voluntary prepayment of $40,000 of principal on the First Lien Loan. The voluntary prepayments in the past two years resulted in the elimination of all principal payment requirements until the contractual maturity of the debt in fiscal 2024.

The asset-based credit facility (the "ABL Credit Facility") has aggregate commitments of $325,000 and is guaranteed by AIH, the U.S. operating companies owned by AII and certain other restricted subsidiaries of AII that AII causes to be a subsidiary guarantor from time to time. AII's availability under the ABL Credit Facility was $315,499 and $265,899 as of March 26, 2021 and September 30, 2020, respectively.

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

The total notional amounts of undesignated forward currency contracts were £36.1 million and £43.3 million as of March 26, 2021 and September 30, 2020, respectively. Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the Company's assets and liabilities measured at fair value:

	March 26, 2021			September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$218,684	$—	$—	$209,421	$—	$—
Forward currency contracts	—	—	—	—	2,209	—
Liabilities
Forward currency contracts	—	$1,174	—	—	102	—

The Company's remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	March 26, 2021		September 30, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan Facility due December 22, 2023	$772,120	$772,808	$812,120	$808,060

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

14. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of March 26, 2021, such obligations were $293,136 for the rest of fiscal year 2021 and $10,905 for fiscal year 2022 and beyond. These amounts represent open purchase orders for materials used in production.

Legal Contingencies —The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd. ("Tyco"), including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the "Special Products Claims." After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company's total product liability reserves for Special Products Claims and other product liability matters were $682 and $597 as of March 26, 2021 and September 30, 2020, respectively. As of March 26, 2021, the Company believes that the range of aggregate reasonably possible losses for Special Products Claims and other product liabilities is between $1,000 and $8,000.

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

During the year ended September 30, 2020, one of the Company’s manufacturing facilities experienced a flood which resulted in damage to certain property, plant and equipment. This facility is covered under the Company’s property and casualty loss and business interruption insurance policies. The Company recorded an expense of $6,046 for losses related to fully written off property, plant and equipment, with a related insurance recovery of $5,046 within selling, general and administrative expenses in its consolidated statements of operations for the year ended September 30, 2020. The Company believes that, other than the $1,000 deductible expense under the related insurance claim, it will be reimbursed for substantially all other property, plant and equipment losses in connection with the event under its current insurance policies. During the three months ended March 26, 2021, the Company received $6,000 of business interruption insurance recovery proceeds related to this incident. The amount was recorded as other income within the condensed consolidated statements of operations for the three and six months ended March 26, 2021.

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

15. GUARANTEES

The Company had outstanding letters of credit totaling $9,501 supporting workers' compensation and general liability insurance policies as of March 26, 2021. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $15,675 as of March 26, 2021.

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

	Three months ended
	March 26, 2021			March 27, 2020
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$486,924	$576	$188,826	$322,524	$694	$77,233
Safety & Infrastructure	152,619	81	16,193	133,130	—	17,888
Eliminations	—	(657)		—	(694)
Consolidated operations	$639,543	$—		$455,654	$—

	Six months ended
	March 26, 2021			March 27, 2020
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$873,244	$1,401	$322,099	$646,464	$1,301	$145,352
Safety & Infrastructure	277,381	84	30,445	256,638	—	36,615
Eliminations	—	(1,485)		—	(1,301)
Consolidated operations	$1,150,625	$—		$903,102	$—

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Three months ended		Six months ended
(in thousands)	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Operating segment Adjusted EBITDA
Electrical	$188,826	$77,233	$322,099	$145,352
Safety & Infrastructure	16,193	17,888	30,445	36,615
Total	$205,019	$95,121	$352,544	$181,967
Unallocated expenses (a)	(11,654)	(8,115)	(22,189)	(17,251)
Depreciation and amortization	(19,265)	(18,478)	(38,309)	(37,208)
Interest expense, net	(8,416)	(10,564)	(16,670)	(21,184)
Stock-based compensation	(4,868)	(4,523)	(10,390)	(7,646)
Other (b)	2,421	(1,148)	10,281	(4,255)
Income before income taxes	$163,237	$52,293	$275,267	$94,423

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.
(b) Represents other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives, gain on purchase of business, restructuring costs and transaction costs.

The Company's net sales by geography were as follows for the six months ended March 26, 2021 and March 27, 2020:

	Three months ended		Six months ended
(in thousands)	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
United States	$572,427	$401,055	1,027,191	$797,195
Other Americas	12,636	7,655	19,410	14,242
Europe	43,546	37,241	82,899	69,327
Asia-Pacific	10,934	9,703	21,125	22,338
Total	$639,543	$455,654	$1,150,625	$903,102

The table below shows the amount of net sales from external customers for each of the Company's product categories which accounted for 10% or more of consolidated net sales in either period for the six months ended March 26, 2021 and March 27, 2020:

	Three months ended		Six months ended
(in thousands)	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Metal Electrical Conduit and Fittings	$148,405	$125,610	$273,234	$249,451
Armored Cable and Fittings	85,440	82,615	158,952	166,438
PVC Electrical Conduit and Fittings	197,139	71,341	337,674	144,229
International Cable Management Products	48,048	39,414	91,261	77,634
Other Electrical products	7,892	3,544	12,123	8,712
Electrical	486,924	322,524	873,244	646,464
Mechanical Pipe	86,480	65,693	151,991	124,025
Other Safety & Infrastructure products	66,139	67,437	125,390	132,613
Safety & Infrastructure	152,619	133,130	277,381	256,638
Net sales	$639,543	$455,654	$1,150,625	$903,102

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

Results of Operations

The results of operations for the three months ended March 26, 2021 and March 27, 2020 were as follows:

	Three months ended
($ in thousands)	March 26, 2021	March 27, 2020	Change	% Change
Net sales	$639,543	$455,654	$183,889	40.4%
Cost of sales	399,694	324,051	75,643	23.3%
Gross profit	239,849	131,603	108,246	82.3%
Selling, general and administrative	67,340	62,360	4,980	8.0%
Intangible asset amortization	8,096	8,071	25	0.3%
Operating income	164,413	61,172	103,241	168.8%
Interest expense, net	8,416	10,564	(2,148)	(20.3)%
Other income, net	(7,240)	(1,685)	(5,555)	329.7%
Income before income taxes	163,237	52,293	110,944	212.2%
Income tax expense	38,304	13,100	25,204	192.4%
Net income	$124,933	$39,193	$85,740	218.8%

    Net sales

% Change
Volume	0.1%
Average selling prices	35.6%
Foreign exchange	1.0%
Acquisitions	3.6%
Other	0.1%
Net sales	40.4%

    Net sales increased by $183.9 million, or 40.4%, to $639.5 million for the three months ended March 26, 2021, compared to $455.7 million for the three months ended March 27, 2020. The increase in net sales is primarily attributed to increased average selling prices of $162.4 million which was mostly driven by the PVC electrical conduit and fittings product category within the Electrical segment and increased net sales of $16.2 million due to the acquisitions of Queen City Plastics and FRE Composites Group. Pricing for PVC products, as well as other parts of the business, are expected to return to more normal historical levels over time, but that time period is uncertain. Sales volume was mixed with increased volume of $2.4 million primarily from international cable management products sold within the Electrical segment, partially offset by lower volume of $1.9 million in the Safety and Infrastructure segment.

    Cost of sales

% Change
Volume	0.4%
Average input costs	18.2%
Foreign exchange	1.2%
Acquisitions	2.2%
Other	1.3%
Cost of sales	23.3%

Cost of sales increased by $75.6 million, or 23.3%, to $399.7 million for the three months ended March 26, 2021 compared to $324.1 million for the three months ended March 27, 2020. The increase was primarily due to higher input costs of steel, copper and PVC resin of $58.9 million and due to the acquisitions of Queen City Plastics and FRE Composites Group of $7.1 million.

    Selling, general and administrative

Selling, general and administrative expenses increased by $5.0 million, or 8.0%, to $67.3 million for the three months ended March 26, 2021 compared to $62.4 million for the three months ended March 27, 2020. The increase was primarily due to higher variable compensation of $6.4 million and the acquisitions of Queen City Plastics and the FRE Composites Group of $1.6 million, offset by productivity efficiencies of $3.2 million.

    Intangible asset amortization

Intangible asset amortization expense remained consistent at $8.1 million for the three months ended March 26, 2021 compared to $8.1 million for the three months ended March 27, 2020.

    Interest expense, net

Interest expense, net decreased by $2.1 million, or 20.3% to $8.4 million for the three months ended March 26, 2021 compared to $10.6 million for the three months ended March 27, 2020. The decrease is primarily due to the Company's principal prepayments in fiscal 2020 and 2021, resulting in a lower principal balance in fiscal 2021 from which interest expense was derived.

    Other income, net

Other income, net increased by $5.6 million to $7.2 million for the three months ended March 26, 2021 compared to $1.7 million for the three months ended March 27, 2020. The increase was primarily due to a $6.0 million business interruption insurance recovery from a flood at one of the Company’s manufacturing facilities. See Note 14, ''Commitments and Contingencies'' to the accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report.

    Income tax expense

The Company's income tax rate decreased to 23.5% for the three months ended March 26, 2021 compared to 25.1% for the three months ended March 27, 2020. The decrease in the current period effective tax rate was primarily due to an increase in the excess tax benefit associated with stock compensation.

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

    Electrical

	Three months ended
($ in thousands)	March 26, 2021	March 27, 2020	Change	% Change
Net sales	$487,500	$323,218	$164,282	50.8%
Adjusted EBITDA	$188,826	$77,233	$111,593	144.5%
Adjusted EBITDA margin	38.7%	23.9%

    Net sales

% Change
Volume	0.7%
Average selling prices	43.7%
Foreign exchange	1.4%
Acquisitions	5.0%
Net sales	50.8%

Net sales increased by $164.3 million, or 50.8%, to $487.5 million for the three months ended March 26, 2021 compared to $323.2 million for the three months ended March 27, 2020. The increase in net sales is primarily attributed to increased average selling prices of $141.4 million which was mostly driven by the PVC electrical conduit and fittings category and the metal electric conduit and fittings product categories and increased net sales of $16.2 million from the acquisitions of Queen City Plastics and FRE Composites Group. Additionally, sales volume increased $2.4 million primarily due to an increase in international cable management products sold, partially offset by declines in the armored cable and fittings and the metal electrical conduit and fittings product categories.

    Adjusted EBITDA

Adjusted EBITDA for the three months ended March 26, 2021 increased by $111.6 million, or 144.5%, to $188.8 million from $77.2 million for the three months ended March 27, 2020. Adjusted EBITDA margins increased to 38.7% for the three months ended March 26, 2021 compared to 23.9% for the three months ended March 27, 2020. The increase in Adjusted EBITDA and Adjusted EBITDA margins was largely due to higher average selling prices in relation to changes in input costs, operational efficiencies and contributions from the acquisitions of Queen City Plastics and FRE Composites Group.

    Safety & Infrastructure

	Three months ended
($ in thousands)	March 26, 2021	March 27, 2020	Change	% Change
Net sales	$152,700	$133,130	$19,570	14.7%
Adjusted EBITDA	$16,193	$17,888	$(1,695)	(9.5)%
Adjusted EBITDA margin	10.6%	13.4%

    Net sales

% Change
Volume	(1.4)%
Average selling prices	15.7%
Other	0.4%
Net sales	14.7%

Net sales increased by $19.6 million, or 14.7%, for the three months ended March 26, 2021 to $152.7 million compared to $133.1 million for the three months ended March 27, 2020. The increase is primarily attributed to increased average selling prices of $21.0 million driven by higher input costs of steel, partially offset by lower volumes of $1.9 million primarily due to project delays and steel supply disruptions related to COVID-19.

    Adjusted EBITDA

Adjusted EBITDA decreased by $1.7 million, or 9.5%, to $16.2 million for the three months ended March 26, 2021 compared to $17.9 million for the three months ended March 27, 2020. Adjusted EBITDA margins decreased to 10.6% for the three months ended March 26, 2021 compared to 13.4% for the three months ended March 27, 2020. The Adjusted EBITDA decrease is primarily due to the volume declines discussed above.

The results of operations for the six months ended March 26, 2021 and March 27, 2020 were as follows:

	Six months ended
($ in thousands)	March 26, 2021	March 27, 2020	Change	% Change
Net sales	$1,150,625	$903,102	$247,523	27.4%
Cost of sales	721,585	654,655	66,930	10.2%
Gross profit	429,040	248,447	180,593	72.7%
Selling, general and administrative	128,418	118,575	9,843	8.3%
Intangible asset amortization	16,356	16,184	172	1.1%
Operating income	284,266	113,688	170,578	150.0%
Interest expense, net	16,670	21,184	(4,514)	(21.3)%
Other income, net	(7,671)	(1,919)	(5,752)	299.7%
Income before income taxes	275,267	94,423	180,844	191.5%
Income tax expense	65,268	20,440	44,828	219.3%
Net income	$209,999	$73,983	$136,016	183.8%

    Net sales

% Change
Volume	(3.0)%
Average selling prices	27.1%
Foreign exchange	0.7%
Acquisitions	2.7%
Other	(0.1)%
Net sales	27.4%

Net sales increased by $247.5 million, or 27.4%, to $1,150.6 million for the six months ended March 26, 2021, compared to $903.1 million for the six months ended March 27, 2020. The increase in net sales is primarily attributed to increased average selling prices of $244.4 million which was mostly driven by the PVC electrical conduit and fittings product category within the Electrical segment and increased net sales of $24.7 million from the acquisitions of Queen City Plastics and FRE Composites Group. Pricing for PVC products, as well as other parts of the business, are expected to return to more normal historical levels over time, but that time period is uncertain. The increase was partially offset by lower volume of $27.3 million primarily attributed to declines in the armored cable and fittings and the metal electrical conduit and fittings product categories within the Electrical segment.

    Cost of sales

% Change
Volume	(3.0)%
Average input costs	11.8%
Foreign exchange	0.8%
Acquisitions	1.6%
Other	(1.1)%
Cost of sales	10.2%

Cost of sales increased by $66.9 million, or 10.2% to $721.6 million for the six months ended March 26, 2021 compared to $654.7 million for the six months ended March 27, 2020. The increase was primarily due to higher input costs for steel, copper and resin of $77.5 million and the acquisitions of Queen City Plastics and FRE Composites Group of $10.8

million. The increases were partially offset by lower volume of $19.7 million and favorable inventory reserve adjustments of $11.7 million.

    Selling, general and administrative

Selling, general and administrative expenses increased by $9.8 million, or 8.3% to $128.4 million for the six months ended March 26, 2021 compared to $118.6 million for the six months ended March 27, 2020. The increase was primarily due to higher variable compensation of $9.7 million, higher stock compensation expense of $2.3 million and the acquisitions of Queen City Plastics and the FRE Composites Group of $1.7 million, partially offset by productivity efficiencies of $6.7 million.

    Intangible asset amortization

Intangible asset amortization expense remained consistent at $16.4 million for the six months ended March 26, 2021 compared to $16.2 million for the six months ended March 27, 2020.

    Interest expense, net

Interest expense, net, decreased by $4.5 million, or 21.3% to $16.7 million for the six months ended March 26, 2021 compared to $21.2 million for the six months ended March 27, 2020. The decrease is primarily due to the Company's principal prepayments in fiscal 2020 and 2021, resulting in a lower principal balance in fiscal 2021 from which interest expense was derived.

    Other income, net

Other income, net increased by $5.8 million to $7.7 million for the six months ended March 26, 2021 compared to $1.9 million for the six months ended March 27, 2020. The increase was primarily due to a $6.0 million business interruption insurance recovery from a flood at one of the Company’s manufacturing facilities. See Note 14, ''Commitments and Contingencies'' to the accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report.

    Income tax expense

The Company's income tax rate increased to 23.7% for the six months ended March 26, 2021 compared to 21.6% for the six months ended March 27, 2020. The increase in the six month period effective tax rate was primarily due to a smaller increase in the net discrete tax benefit compared to the increase in earnings period over period.

    Electrical

	Six months ended
($ in thousands)	March 26, 2021	March 27, 2020	Change	% Change
Net sales	$874,645	$647,765	$226,880	35.0%
Adjusted EBITDA	$322,099	$145,352	$176,747	121.6%
Adjusted EBITDA margin	36.8%	22.4%

    Net sales

% Change
Volume	(4.2)%
Average selling prices	34.5%
Foreign exchange	0.9%
Acquisitions	3.8%
Net sales	35.0%

Net sales increased by $226.9 million, or 35.0%, to $874.6 million for the six months ended March 26, 2021 compared to $647.8 million for the six months ended March 27, 2020. The increase in net sales is primarily attributed to increased average selling prices of $223.3 million which was mostly driven by the PVC electrical conduit and fittings and the metal electrical conduit and fittings product categories and increased net sales of $24.7 million from the acquisitions of Queen City Plastics and FRE Composites Group. The increase was partially offset by lower volume of $27.0 million primarily attributed to declines in the armored cable and fittings and the metal electrical conduit and fittings product categories.

    Adjusted EBITDA

Adjusted EBITDA for the six months ended March 26, 2021 increased by $176.7 million, or 121.6%, to $322.1 million from $145.4 million for the six months ended March 27, 2020. Adjusted EBITDA margins increased to 36.8% for the six months ended March 26, 2021 compared to 22.4% for the six months ended March 27, 2020. The increase in Adjusted EBITDA and Adjusted EBITDA margins was largely due to higher average selling prices in relation to changes in input costs, operational efficiencies and contributions from the acquisitions of Queen City Plastics and FRE Composites Group.

    Safety & Infrastructure

	Six months ended
($ in thousands)	March 26, 2021	March 27, 2020	Change	% Change
Net sales	$277,465	$256,638	$20,827	8.1%
Adjusted EBITDA	$30,445	$36,615	$(6,170)	(16.9)%
Adjusted EBITDA margin	11.0%	14.3%

    Net sales

Change (%)
Volume	(0.1)%
Average selling prices	8.2%
Net sales	8.1%

Net sales increased by $20.8 million, or 8.1%, for the six months ended March 26, 2021 to $277.5 million compared to $256.6 million for the six months ended March 27, 2020. The increase is primarily attributed to increased average selling prices of $21.0 million primarily driven by higher input costs of steel.

    Adjusted EBITDA

Adjusted EBITDA decreased $6.2 million, or 16.9%, to $30.4 million for the six months ended March 26, 2021 compared to $36.6 million for the six months ended March 27, 2020. Adjusted EBITDA margins decreased to 11.0% for the six months ended March 26, 2021 compared to 14.3% for the six months ended March 27, 2020. The Adjusted EBITDA decrease is primarily due to the timing lag in reflecting the rising input costs of steel in average selling prices and constrained supply chains in the steel market.

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $304.5 million as of March 26, 2021, of which $53.2 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company's intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund operational needs. As of March 26, 2021, there were no outstanding borrowings under the ABL Credit Facility and $9.5 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $325.0 million and approximately $315.5 million was available under the ABL Credit Facility as of March 26, 2021. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

Limitations on Distributions and Dividends by Subsidiaries

AI, AII, and AIH are each holding companies, and as such have no independent operations or material assets other than ownership of equity interests in their respective subsidiaries. Each company depends on its respective subsidiaries to distribute funds to it so that it may pay obligations and expenses, including satisfying obligations with respect to indebtedness. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial and general business conditions, as well as restrictions under the laws of our subsidiaries' jurisdictions.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Six months ended
(in thousands)	March 26, 2021	March 27, 2020
Cash flows provided by (used in):
Operating activities	$153,246	$49,284
Investing activities	(60,935)	(17,109)
Financing activities	(75,404)	(17,421)

    Operating activities

During the six months ended March 26, 2021, the Company was provided $153.2 million by operating activities compared to $49.3 million during the six months ended March 27, 2020. The $104.0 million increase in cash provided was primarily due to higher cash flows from the increase in operating income of $170.6 million, including a business interruption insurance recovery of $6.0 million. This was partially offset by a $79.7 million increase in cash used in working capital primarily driven by higher sales.

    Investing activities

During the six months ended March 26, 2021, the Company used $60.9 million in investing activities compared to $17.1 million during the six months ended March 27, 2020. The increase in cash used in investing activities is primarily due the acquisition of Queen City Plastics for $6.2 million and FRE Composites Group for $37.1 million during the six months ended March 26, 2021.

    Financing Activities

During the six months ended March 26, 2021, the Company used $75.4 million in financing activities compared to $17.4 million used during the six months ended March 27, 2020. The increase in cash used in financing activities is primarily due to $40.0 million of debt repayments and $35.0 million used to repurchase common stock during the six months ended March 26, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On January 28, 2021, the board of directors approved a share repurchase program, under which the Company may repurchase up to $100.0 million of its outstanding common stock. As of March 26, 2021, there was $100.0 million remaining. The share repurchase program will be funded from the Company's available cash balances. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company's discretion.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

3.1#	Atkore Fourth Amended and Restated Certificate of Incorporation (effective February 16 2021)
3.2#	Atkore Fourth Amended and Restated Bylaws (Effective February 16 2021)
31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

ATKORE INC.
(Registrant)
Date:	April 29, 2021	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)