Form 10-Q
period 2021-06-25
Atkore Inc.
filed 2021-08-03
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2021
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
________________________________________
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
As of July 30, 2021, there were 46,102,716 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Nine months ended
(in thousands, except per share data)	Note	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net sales		$853,658	$384,899	$2,004,283	$1,288,001
Cost of sales		514,385	289,086	1,235,970	943,741
Gross profit		339,273	95,813	768,313	344,260
Selling, general and administrative		81,832	46,159	210,250	164,734
Intangible asset amortization	11	8,707	8,026	25,063	24,210
Operating income		248,734	41,628	533,000	155,316
Interest expense, net		8,090	9,421	24,760	30,605
Loss on extinguishment of debt		4,202	—	4,202	—
Other income, net	5	(509)	(543)	(8,180)	(2,462)
Income before income taxes		236,951	32,750	512,218	127,173
Income tax expense	6	61,654	8,672	126,922	29,112
Net income		$175,297	$24,078	$385,296	$98,061

Net income per share
Basic	7	$3.69	$0.50	$8.08	$2.03
Diluted	7	$3.64	$0.49	$7.95	$1.99

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended		Nine months ended
(in thousands)	Note	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Net income		$175,297	$24,078	385,296	$98,061
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment		2,152	2,252	8,385	1,132
Change in unrecognized loss related to pension benefit plans	4	262	216	786	649
Total other comprehensive income	8	2,414	2,468	9,171	1,781
Comprehensive income		$177,711	$26,546	$394,467	$99,842
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	June 25, 2021	September 30, 2020
Assets
Current Assets:
Cash and cash equivalents		$397,142	$284,471
Accounts receivable, less allowance for current and expected credit losses of $2,713 and $3,168, respectively		524,857	298,242
Inventories, net	9	241,022	199,095
Prepaid expenses and other current assets		67,902	46,868
Total current assets		1,230,923	828,676
Property, plant and equipment, net	10	257,586	243,891
Intangible assets, net	11	251,312	255,349
Goodwill	11	201,545	188,239
Right-of-use assets, net		33,512	38,692
Deferred tax assets	6	1,295	687
Other long-term assets		1,186	2,991
Total Assets		$1,977,359	$1,558,525
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	12	$4,000	$—
Accounts payable		214,618	142,601
Income tax payable		1,918	1,360
Accrued compensation and employee benefits		45,828	32,836
Customer liabilities		65,563	35,802
Lease obligations		11,335	15,786
Other current liabilities		54,683	47,785
Total current liabilities		397,945	276,170
Long-term debt	12	780,489	803,736
Long-term lease obligations		22,995	24,143
Deferred tax liabilities	6	48,494	22,525
Other long-term tax liabilities		1,492	1,619
Pension liabilities		36,049	40,023
Other long-term liabilities		12,858	11,899
Total Liabilities		1,300,322	1,180,115
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 46,102,716 and 47,407,023 shares issued and outstanding, respectively		463	475
Treasury stock, held at cost, 290,600 and 290,600 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		501,438	487,223
Retained earnings		211,099	(64,154)
Accumulated other comprehensive loss	8	(33,383)	(42,554)
Total Equity		677,037	378,410
Total Liabilities and Equity		$1,977,359	$1,558,525

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Nine months ended
(in thousands)	Note	June 25, 2021	June 26, 2020
Operating activities:
Net income		$385,296	$98,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		58,475	55,524
Deferred income taxes	6	17,939	(1,645)
Stock-based compensation		14,158	9,302
Amortization of right-of-use assets		10,545	10,995
Loss on disposal of property, plant and equipment		71	6,456
Loss on extinguishment of debt		4,202	—
Other non-cash adjustments to net income		(1,035)	4,668
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		(217,583)	44,809
Inventories		(32,556)	22,129
Accounts payable		69,353	(45,699)
Other, net		9,756	(48,581)
Net cash provided by operating activities		318,621	156,019
Investing activities:
Capital expenditures		(34,242)	(25,590)
Insurance proceeds for property, plant and equipment		3,117	789
Acquisition of businesses, net of cash acquired		(43,195)	—
Other, net		17	45
Net cash used in investing activities		(74,303)	(24,756)
Financing activities:
Repayments of long-term debt	12	(812,120)	—
Proceeds from issuance of long-term debt	12	798,000	—
Payment for debt financing costs and fees		(11,294)	—
Issuance of common stock, net of shares withheld for tax		65	(1,821)
Repurchase of common stock		(110,063)	(15,011)
Other, net		—	(85)
Net cash used for financing activities		(135,412)	(16,917)
Effects of foreign exchange rate changes on cash and cash equivalents		3,765	(452)
Increase in cash and cash equivalents		112,671	113,894
Cash and cash equivalents at beginning of period		284,471	123,415
Cash and cash equivalents at end of period		$397,142	$237,309
Supplementary Cash Flow information
Capital expenditures, not yet paid		$457	$713

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2020	47,407	$475	$(2,580)	$487,223	$(64,154)	$(42,554)	$378,410
Net income	—	—	—	—	85,066	—	85,066
Other comprehensive income	—	—	—	—	—	7,313	7,313
Stock-based compensation	—	—	—	5,522	—	—	5,522
Issuance of common stock, net of shares withheld for tax	358	3	—	(3,930)	—	—	(3,927)
Repurchase of common stock	(1,140)	(11)	—	—	(35,026)	—	(35,037)
Balance as of December 25, 2020	46,625	$467	$(2,580)	$488,815	$(14,114)	$(35,241)	$437,347
Net income	—	—	—	—	124,933	—	124,933
Other comprehensive (loss)	—	—	—	—	—	(556)	(556)
Stock-based compensation	—	—	—	4,868	—	—	4,868
Issuance of common stock, net of shares withheld for tax	358	4	—	3,566	—	—	3,570
Balance as of March 26, 2021	46,983	$471	$(2,580)	$497,249	$110,819	$(35,797)	$570,162
Net income	—	—	—	—	175,297	—	175,297
Other comprehensive income	—	—	—	—	—	2,414	2,414
Stock-based compensation	—	—	—	3,768	—	—	3,768
Issuance of common stock, net of shares withheld for tax	38	3	—	421	—	—	424
Repurchase of common stock	(918)	(11)	—	—	(75,017)	—	(75,028)
Balance as of June 25, 2021	46,103	463	(2,580)	501,438	211,099	(33,383)	$677,037

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2019	46,955	$471	$(2,580)	$477,139	$(200,396)	$(41,698)	$232,936
Net income	—	—	—	—	34,790	—	34,790
Other comprehensive income	—	—	—	—	—	5,316	5,316
ASU 2016-02 modified retrospective adoption	—	—	—	—	(1,053)	—	(1,053)
Stock-based compensation	—	—	—	3,123	—	—	3,123
Issuance of common stock, net of shares withheld for tax	524	5	—	(2,986)	—	—	(2,981)
Balance as of December 27, 2019	47,479	$476	$(2,580)	$477,276	$(166,659)	$(36,382)	$272,131
Net income	—	—	—	—	39,193	—	39,193
Other comprehensive (loss)	—	—	—	—	—	(6,003)	(6,003)
Stock-based compensation	—	—	—	4,523	—	—	4,523
Issuance of common stock, net of shares withheld for tax	91	1	—	600	—	—	601
Repurchase of common stock	(394)	(4)	—	—	(15,007)	—	(15,011)
Balance as of March 27, 2020	47,176	$473	$(2,580)	$482,399	$(142,473)	$(42,385)	$295,434
Net income	—	$—	$—	$—	$24,078	$—	24,078
Other comprehensive income	—	$—	$—	$—	$—	$2,468	2,468
Stock-based compensation	—	$—	$—	$1,656	$—	$—	1,656
Issuance of common stock	—	$1	$—	$558	$—	$—	559
Balance as of June 26, 2020	47,176	474	(2,580)	484,613	(118,395)	(39,917)	324,195

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Organization and Ownership Structure — Atkore Inc. (the “Company”, “Atkore” or “AI”) is a leading manufacturer of Electrical products primarily for the non-residential construction and renovation markets and Safety & Infrastructure solutions for the construction and industrial markets. Atkore was incorporated in the State of Delaware on November 4, 2010 under the name Atkore International Group, Inc. Atkore is the sole stockholder of Atkore International Holdings Inc. (“AIH”), which in turn is the sole stockholder of Atkore International Inc. (“AII”).

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

The Company reflected these changes to its segment information retrospectively to the earliest period presented which resulted in a transfer of external net sales, intersegment sales, total assets, and Adjusted EBITDA from the Electrical segment to the Safety & Infrastructure segment. These changes had no impact on the Company’s previously reported consolidated net sales, operating income, net income or earnings per share. See Note 16, “Segment Information” for additional details.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies and on the same basis as those financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 19, 2020, and should be read in conjunction with those consolidated financial statements and the notes thereto. Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Fiscal Periods — The Company has a fiscal year that ends on September 30. The Company’s fiscal quarters typically end on the last Friday in December, March and June as it follows a 4-5-4 calendar.

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

ASU	Description of ASU	Impact to Atkore	Effective Date
2019-12, Simplifying the accounting for income taxes (Topic 740)	The ASU eliminates certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim period accounting for year to date loss limitations and changes in tax laws and clarifying the accounting for transactions outside of a business combination that result in a step up in the tax basis of goodwill.	The Company will adopt the new standard on October 1, 2021. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.	2022

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

The Company typically receives payment 30 to 60 days from the point it has satisfied the related performance obligation. See Note 16, “Segment Information” for revenue disaggregated by geography and product categories.

3. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to obtain new customers.

On October 22, 2020, the Company acquired Queen City Plastics, Inc. (“Queen City Plastics”), a leading manufacturer of PVC conduit, elbows and fittings for the electrical market. The purchase price was allocated to tangible assets acquired and liabilities assumed based on their fair values for which the purchase accounting has been finalized. The purchase price of $6.2 million was deemed immaterial to the Company.

On February 24, 2021, the Company acquired FRE Composites Group, a leading manufacturer of fiberglass conduit for the electrical and industrial market. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their fair values. As of June 25, 2021, the purchase price allocation has not been finalized as the Company is refining its estimates for taxes. The preliminary purchase price was $37.0 million. The following table summarizes the Level 3 fair values assigned to the net assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Fair value of consideration transferred:
Cash consideration	36,993
Fair value of assets acquired and liabilities assumed:
Cash	437
Accounts receivable	2,163
Inventories	3,355
Intangible assets	18,300
Fixed assets	8,509
Accounts payable	(1,186)
Income taxes	(5,053)
Other	(420)
Net assets acquired	26,105
Excess purchase price attributed to goodwill acquired	$10,888

The Company estimates $1.6 million of the goodwill is deductible for tax purposes. Goodwill recognized from this acquisition consists largely of the synergies and economies of scale from integrating this company with existing businesses.

The following table summarizes the fair value of intangible assets as of the acquisition date:

	FRE Composites Group
($ in thousands)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$14,700	12
Other	3,600	6
Total intangible assets	$18,300

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

4. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended		Nine months ended
(in thousands)	Note	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Interest cost		$682	$935	$2,047	$2,805
Expected return on plan assets		(1,606)	(1,583)	(4,818)	(4,749)
Amortization of actuarial loss		332	222	995	666
Net periodic benefit credit	5	$(592)	$(426)	$(1,776)	$(1,278)

5. OTHER INCOME, NET

Other income, net consisted of the following:

	Three months ended		Nine months ended
(in thousands)	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Business interruption insurance recovery	$—	$—	$(6,000)	$—
Undesignated foreign currency derivative instruments	377	(569)	3,786	(1,112)
Foreign exchange (gain) loss on intercompany loans	(294)	452	(3,459)	(72)
Pension-related benefits	(592)	(426)	(1,776)	(1,278)
Gain on purchase of business	—	—	(731)	—
Other income, net	$(509)	$(543)	$(8,180)	$(2,462)

6. INCOME TAXES

For the three months ended June 25, 2021 and June 26, 2020, the Company’s effective tax rate attributable to income before income taxes was 26.0% and 26.5%, respectively. For the three months ended June 25, 2021 and June 26, 2020, the Company’s income tax expense was $61,654 and $8,672 respectively. The decrease in the current period effective tax rate was primarily driven by losses incurred by our foreign jurisdictions for which we are not able to realize the related tax benefit.

For the nine months ended June 25, 2021 and June 26, 2020, the Company’s effective tax rate attributable to income before income taxes was 24.8% and 22.9%, respectively. For the nine months ended June 25, 2021 and June 26, 2020, the Company’s tax expense was $126,922 and $29,112, respectively. The increase in the nine month period effective tax rate was primarily due to a smaller impact in the net discrete tax benefit compared to the increase in earnings period over period.

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

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that we have determined are more likely than not to be realized upon examination. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the nine months ended June 25, 2021, the balance of unrecognized tax benefits decreased by $127 primarily due to the lapse in the statute of limitations related to certain prior tax years.

For the nine months ended June 25, 2021, the Company made no additional provision for U.S. or non-U.S. income taxes for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as the investments are essentially permanent in duration.

7. EARNINGS PER SHARE

The Company calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating securities as if all of the net earnings for the period had been distributed. The Company’s participating securities consist of share-based payment awards that contain a non-forfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common stockholders.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in thousands, except per share data)	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Numerator:
Net income	$175,297	$24,078	$385,296	$98,061
Less: Undistributed earnings allocated to participating securities	3,389	519	7,483	2,221
Net income available to common shareholders	$171,908	$23,559	$377,813	$95,840

Denominator:
Basic weighted average common shares outstanding	46,602	47,207	46,771	47,247
Effect of dilutive securities: Non-participating employee stock options (1)	684	612	742	842
Diluted weighted average common shares outstanding	47,286	47,819	47,513	48,089
Basic earnings per share	$3.69	$0.50	$8.08	$2.03
Diluted earnings per share	$3.64	$0.49	$7.95	$1.99

(1) Stock options to purchase approximately 0.0 million and 0.3 million shares of common stock were outstanding during the three months ended June 25, 2021 and June 26, 2020, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive. Stock options to purchase approximately 0.0 million and 0.1 million shares of common stock were outstanding during the nine months ended June 25, 2021 and June 26, 2020, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss by component for the three months ended June 25, 2021 and June 26, 2020.

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of March 26, 2021	$(30,237)	$(5,560)	$(35,797)
Other comprehensive income before reclassifications	—	2,152	2,152
Amounts reclassified from accumulated other comprehensive loss, net of tax	262	—	262
Net current period other comprehensive income	262	2,152	2,414
Balance as of June 25, 2021	$(29,975)	$(3,408)	$(33,383)

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of March 27, 2020	$(23,385)	$(19,000)	$(42,385)
Other comprehensive income before reclassifications	—	2,252	2,252
Amounts reclassified from accumulated other comprehensive loss, net of tax	216	—	216
Net current period other comprehensive income	216	2,252	2,468
Balance as of June 26, 2020	$(23,169)	$(16,748)	$(39,917)

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended June 25, 2021 and June 26, 2020.

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2020	$(30,761)	$(11,793)	$(42,554)
Other comprehensive income before reclassifications	—	8,385	8,385
Amounts reclassified from accumulated other comprehensive loss, net of tax	786	—	786
Net current period other comprehensive income	786	8,385	9,171
Balance as of June 25, 2021	$(29,975)	$(3,408)	$(33,383)

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2019	$(23,818)	$(17,880)	$(41,698)
Other comprehensive income before reclassifications	—	1,132	1,132
Amounts reclassified from accumulated other comprehensive loss, net of tax	649	—	649
Net current period other comprehensive income	649	1,132	1,781
Balance as of June 26, 2020	$(23,169)	$(16,748)	$(39,917)

9. INVENTORIES, NET

A majority of the Company’s inventories are recorded at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 78% and 73% of the Company’s inventories were valued at the lower of LIFO cost or market at June 25, 2021 and September 30, 2020, respectively. Interim LIFO determinations, including those at June 25, 2021, are based on management’s estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	June 25, 2021	September 30, 2020
Purchased materials and manufactured parts, net	$70,894	$49,192
Work in process, net	33,803	24,113
Finished goods, net	136,325	125,790
Inventories, net	$241,022	$199,095

Total inventories would be $71,473 higher and $4,418 lower than reported as of June 25, 2021 and September 30, 2020, respectively, if the first-in, first-out method was used for all inventories. As of June 25, 2021, and September 30, 2020, the excess and obsolete inventory reserve was $12,821 and $14,533, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

As of June 25, 2021, and September 30, 2020, property, plant and equipment and accumulated depreciation were as follows:

(in thousands)	June 25, 2021	September 30, 2020
Land	$23,854	$20,460
Buildings and related improvements	134,356	129,538
Machinery and equipment	363,375	332,260
Leasehold improvements	10,522	9,862
Software	28,107	27,028
Construction in progress	26,896	22,736
Property, plant and equipment, at cost	587,110	541,884
Accumulated depreciation	(329,524)	(297,993)
Property, plant and equipment, net	$257,586	$243,891

Depreciation expense for the three months ended June 25, 2021 and June 26, 2020 totaled $11,459 and $10,290 respectively. Depreciation expense for the nine months ended June 25, 2021 and June 26, 2020 totaled $33,412 and $31,314, respectively.

11. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of October 1, 2020	$144,662	$43,577	$188,239
Goodwill acquired during year	10,888	—	10,888
Exchange rate effects	2,418	—	2,418
Balance as of June 25, 2021	$157,968	$43,577	$201,545

Goodwill balances as of October 1, 2020 and June 25, 2021 include $3,924 and $43,000 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively.

The Company assesses the recoverability of goodwill and indefinite-lived trade names on an annual basis in accordance with ASC 350, “Intangibles - Goodwill and Other.” The measurement date is the first day of the fourth fiscal quarter, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or the respective indefinite-lived trade name is less than the carrying value.

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible asset:

		June 25, 2021			September 30, 2020
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$371,048	$(226,988)	$144,060	$355,735	$(202,677)	$153,058
Other	8	25,848	(11,476)	14,372	19,086	(9,675)	9,411
Total		396,896	(238,464)	158,432	374,821	(212,352)	162,469
Indefinite-lived intangible assets:
Trade names		92,880	—	92,880	92,880	—	92,880
Total		$489,776	$(238,464)	$251,312	$467,701	$(212,352)	$255,349

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Amortization expense for the three months ended June 25, 2021 and June 26, 2020 was $8,707 and $8,026, respectively. Amortization expense for the nine months ended June 25, 2021 and June 26, 2020 was $25,063 and $24,210, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2021 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2021	$14,397
2022	33,100
2023	32,756
2024	27,623
2025	15,689
2026	14,288
Thereafter	20,580

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

12. DEBT

Debt as of June 25, 2021 and September 30, 2020 was as follows:

(in thousands)	June 25, 2021	September 30, 2020
First Lien Term Loan Facility due December 22, 2023	$—	$811,540
New Senior Secured Term Loan Facility due May 26, 2028	398,024	—
Senior Notes due June 2031	400,000	—
Deferred financing costs	(13,535)	(7,804)
Total debt	$784,489	$803,736
Less: Current portion	4,000	—
Long-term debt	$780,489	$803,736

The asset-based credit facility (the “ABL Credit Facility”) has aggregate commitments of $325,000. AII is the borrower under the ABL Credit Facility which is guaranteed by the Company and all other subsidiaries of the Company (other than AII) that are guarantors of the Senior Notes. AII’s availability under the ABL Credit Facility was $315,499 and $265,899 as of June 25, 2021 and September 30, 2020, respectively.

Senior Notes - On May 26, 2021, the Company completed the issuance and sale of the $400 million aggregate principal amount of 4.25% Senior Notes due 2031 (the “Senior Notes”) in a previously announced private offering. The Senior Notes were sold only to qualified institutional buyers in compliance with Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside of the United States in compliance with Regulation S of the Securities Act.

New Senior Secured Term Loan Facility - On May 26, 2021, the Company entered into a new $400 million senior secured term loan facility (the “New Senior Secured Term Loan Facility”). The New Senior Secured Term Loan Facility will mature on May 26, 2028 and borrowings thereunder bear interest at the rate of either (x) LIBOR (with a floor of 0.50%) plus 2.00%, or (y) an alternate base rate (with a floor of 1.50%) plus 1.00%. The New Senior Secured Term Loan Facility has an annual amortization rate of 1.00%. The New Senior Secured Term Loan Facility will be payable in consecutive quarterly installments in the amount of 0.25% of the aggregate initial principal amount of $400 million with all unpaid aggregate principal amounts paid at maturity.

ABL Credit Facility - On May 26, 2021, the Company entered into an amendment to the ABL Credit Facility. The amendment (i) extends the maturity of the facility to the earlier of five years from entering into the amendment or 91 days prior to the maturity date of the New Senior Secured Term Loan Facility if at least $100 million of obligations remain outstanding under the New Senior Secured Term Loan Facility on such date (ii) decreases the interest rate margins applicable to loans under the facility to (a) in the case of United States dollar-denominated loans, either (x) LIBOR plus an applicable margin ranging from 1.25% to 1.75%, or (y) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% or (b) in the case of Canadian dollar-denominated loans, either (x) the bankers acceptance rate plus an applicable margin ranging from 1.25% to 1.75% or (y) a Canadian prime rate plus an applicable margin ranging from 0.25% to 0.75%. (iii) decreases the fee payable with respect to unutilized availability under the facility from 0.375% to 0.25% to 0.30% depending on the remaining availability under the ABL Credit Facility and (iv) made certain other changes agreed with the lenders under the ABL Credit Facility.

The New Senior Secured Term Loan Facility and the ABL Credit Facility are secured by all of the assets of AII and the guarantors under such facilities. The New Senior Secured Term Loan Facility has priority over all real property, plant and equipment, intellectual property and capital stock of AII and any guarantor and any documents or instruments evidencing the foregoing assets. The ABL Credit Facility has second priority over the foregoing assets. The ABL Credit Facility has first priority over cash and cash equivalents, accounts receivable, inventory and other documents and instruments evidencing the foregoing assets. The New Senior Secured Term Loan Facility has second priority over the foregoing assets.

The aforementioned debt instruments contain customary covenants typical for this type of financing, including limitations on indebtedness, restricted payments including dividends, liens, restrictions on distributions from restricted subsidiaries, sales of assets, affiliate transactions and mergers and consolidations. Many of these covenants are only applicable when the Company has surpassed certain thresholds relating to its indebtedness. Additionally, these debt instruments include customary events of default, including, among other things, payment default, covenant default, payment defaults and accelerations under other indebtedness, judgment defaults and bankruptcy, insolvency or reorganization affecting the Company or certain of its subsidiaries.

Use of Proceeds - The proceeds from the Senior Notes and the New Senior Secured Term Loan Facility were used to repay the remaining principal of the existing First Lien Term Loan Facility of $772 million and $4 million of accrued interest. The Company accounted for the repayment of the First Lien Term Loan Facility as an extinguishment of debt and recorded a $4.2 million loss on extinguishment of debt. The Company accounted for the amendment to the ABL Credit Facility as a modification of debt.

13. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company uses forward currency contracts to hedge the effects of foreign exchange relating to certain of the Company’s intercompany balances denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from six months to one year. Short-term forward currency contracts are recorded in either other current assets or other current liabilities and long-term forward currency contracts are recorded in either other long-term assets or other long-term liabilities in the condensed consolidated balance sheet. The fair value gains and losses are included in other income, net within the condensed consolidated statements of operations. See Note 5, “Other Income, net” for further detail.

The total notional amounts of undesignated forward currency contracts were £36.1 and £43.3 million as of June 25, 2021 and September 30, 2020, respectively. Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the Company’s assets and liabilities measured at fair value:

	June 25, 2021			September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$305,269	$—	$—	$209,421	$—	$—
Forward currency contracts	—	—	—	—	2,209	—
Liabilities
Forward currency contracts	—	$1,456	—	—	102	—

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	June 25, 2021		September 30, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan Facility due December 22, 2023	$—	—	$812,120	$808,060
New Senior Secured Term Loan Facility due May 26, 2028	$400,000	$399,300	$—	$—
Senior Notes due June 2031	$400,000	$400,000	$—	$—

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt. The carrying values of the New Senior Secured Term Loan Facility and the Senior Notes approximate fair value.

14. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of June 25, 2021, such obligations were $291,715 for the rest of fiscal year 2021 and $12,923 for fiscal year 2022 and beyond. These amounts represent open purchase orders for materials used in production.

Legal Contingencies —The Company is a defendant in a number of pending legal proceedings, some of which were inherited from its former parent, Tyco International Ltd. (“Tyco”), including certain product liability claims. Several lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company’s anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the “Special Products Claims.” After an analysis of claims experience, the Company reserved its best estimate of the probable and reasonably estimable losses related to these matters. The Company’s total product liability reserves for Special Products Claims and other product liability matters were $729 and $597 as of June 25, 2021 and September 30, 2020, respectively. As of June 25, 2021, the Company believes that the range of aggregate reasonably possible losses for Special Products Claims and other product liabilities is between $1,000 and $8,000.

During fiscal 2019, Tyco and the Company agreed with a plaintiff to settle one Special Products Claim that was to go to trial.  The Company agreed to fund the total settlement in exchange for Tyco's agreement to cap the Company’s Special Products Claim deductible at $12,000, as opposed to the $13,000 cap negotiated within the original indemnity agreement. In conjunction with the payment of that settlement, Tyco and the Company examined the Company’s total Special Products Claim payments and agreed that with that settlement payment and payment of a few other legal fee invoices, all of which have now been paid, the Company had met its $12,000 deductible obligation related to these Special Products Claims. Tyco, now Johnson Controls, Inc. (“JCI”), has a contractual obligation to indemnify the Company in respect of all remaining and future claims of incompatibility between the Company’s antimicrobial coated steel sprinkler pipe and CPVC pipe used in the same sprinkler system. Tyco has defended and indemnified the Company on Special Products Claims as required.

At this time, the Company does not expect the outcome of the Special Products Claims proceedings, either individually or in the aggregate, to have a material adverse effect on its business, financial condition, results of operations or cash flows, and the Company believes that its reserves are adequate for all remaining contingencies for Special Products Claims.

During the year ended September 30, 2020, one of the Company’s manufacturing facilities experienced a flood which resulted in damage to certain property, plant and equipment. This facility is covered under the Company’s property and casualty loss and business interruption insurance policies. The Company recorded an expense of $6,046 for losses related to fully written off property, plant and equipment, with a related insurance recovery of $5,046 within selling, general and administrative expenses in its consolidated statements of operations for the year ended September 30, 2020. The Company believes that, other than the $1,000 deductible expense under the related insurance claim, it will be reimbursed for substantially all other property, plant and equipment losses in connection with the event under its current insurance policies. During the three months ended March 26, 2021, the Company received $6,000 of business interruption insurance recovery proceeds related to this incident. The amount was recorded as other income within the condensed consolidated statements of operations for the nine months ended June 25, 2021.

In addition to the matters discussed above, from time to time, the Company is subject to a number of disputes, administrative proceedings and other claims arising out of the ordinary conduct of the Company’s business. These matters generally relate to disputes arising out of the use or installation of the Company’s products, product liability litigation, contract disputes, patent infringement accusations, employment matters, personal injury claims and similar matters. On the basis of information currently available to the Company, it does not believe that existing proceedings and claims will have a material adverse effect on its business, financial condition, results of operations or cash flows. However, litigation is unpredictable, and the Company could incur judgments or enter into settlements for current or future claims that could adversely affect its business, financial condition, results of operations or cash flows.

15. GUARANTEES

The Company had outstanding letters of credit totaling $9,501 supporting workers’ compensation and general liability insurance policies as of June 25, 2021. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $18,331 as of June 25, 2021.

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

In the normal course of business, the Company is liable for product performance and contract completion. In the opinion of management, such obligations will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

16. SEGMENT INFORMATION

Effective in the first quarter of fiscal 2021, the Company renamed and redefined its reportable segments.

The Electrical Raceway segment was renamed as the Electrical segment. The Electrical segment manufactures high quality products used in the construction of electrical power systems including conduit, cable and installation accessories. This segment serves contractors in partnership with the electrical wholesale channel.

The Mechanical Products & Solutions segment was renamed as the Safety & Infrastructure segment. This segment designs and manufactures solutions including metal framing, mechanical pipe, perimeter security and cable management for the protection and reliability of critical infrastructure. These solutions are marketed to contractors, original equipment manufacturers and end users.

Effective in the first quarter of fiscal 2021, the Company also implemented the Realignment of its segment financial reporting structure such that its domestic cable management and prefabrication modular businesses are now reflected in its Safety & Infrastructure segment. These businesses were previously reflected within the Electrical segment. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional information. Prior year results have been revised for the impact of the Realignment for comparability.

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, restructuring charges, stock-based compensation, loss on extinguishment of debt, certain legal matters, transaction costs and other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, and realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives.

Intersegment transactions primarily consist of product sales at designated transfer prices on an arm’s-length basis. Gross profit earned and reported within the segment is eliminated in the Company’s consolidated results. Certain manufacturing and distribution expenses are allocated between the segments on a pro rata basis due to the shared nature of activities. Recorded amounts represent a proportional amount of the quantity of product produced for each segment. Certain assets, such as machinery and equipment and facilities, are not allocated to each segment despite serving both segments. These shared assets are reported within the Safety & Infrastructure segment. The Company allocates certain corporate operating expenses that directly benefit our operating segments, such as insurance and information technology, on a basis that reasonably approximates an estimate of the use of these services.

	Three months ended
	June 25, 2021			June 26, 2020
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$660,198	$965	$267,824	$271,521	$630	$55,549
Safety & Infrastructure	193,460	32	22,365	113,378	2	14,150
Eliminations	—	(997)		—	(632)
Consolidated operations	$853,658	$—		$384,899	$—

	Nine months ended
	June 25, 2021			June 26, 2020
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$1,533,442	$2,366	$589,923	$917,986	$1,930	$200,901
Safety & Infrastructure	470,841	116	52,810	370,015	3	50,765
Eliminations	—	(2,482)		—	(1,933)
Consolidated operations	$2,004,283	$—		$1,288,001	$—

Presented below is a reconciliation of operating Segment Adjusted EBITDA to Income before income taxes:

	Three months ended		Nine months ended
(in thousands)	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Operating segment Adjusted EBITDA
Electrical	$267,824	$55,549	$589,923	$200,901
Safety & Infrastructure	22,365	14,150	52,810	50,765
Total	$290,189	$69,699	$642,733	$251,666
Unallocated expenses (a)	(15,925)	(5,975)	(38,114)	(23,229)
Depreciation and amortization	(20,166)	(18,316)	(58,475)	(55,524)
Interest expense, net	(8,090)	(9,421)	(24,760)	(30,605)
Loss on extinguishment of debt	(4,202)	—	(4,202)	—
Stock-based compensation	(3,768)	(1,656)	(14,158)	(9,302)
Other (b)	(1,087)	(1,581)	9,194	(5,833)
Income before income taxes	$236,951	$32,750	$512,218	$127,173

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

The Company’s net sales by geography were as follows for the nine months ended June 25, 2021 and June 26, 2020:

	Three months ended		Nine months ended
(in thousands)	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
United States	$773,204	$348,960	1,800,395	$1,146,156
Other Americas	15,475	4,474	34,885	18,713
Europe	52,126	27,112	135,025	96,439
Asia-Pacific	12,853	4,353	33,978	26,693
Total	$853,658	$384,899	$2,004,283	$1,288,001

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in either period for the nine months ended June 25, 2021 and June 26, 2020:

	Three months ended		Nine months ended
(in thousands)	June 25, 2021	June 26, 2020	June 25, 2021	June 26, 2020
Metal Electrical Conduit and Fittings	$200,989	$105,079	$474,223	$354,530
Armored Cable and Fittings	106,645	60,141	265,597	226,579
PVC Electrical Conduit and Fittings	270,527	71,914	608,201	216,143
International Cable Management Products	57,462	31,669	148,723	109,303
Other Electrical products	24,575	2,718	36,698	11,431
Electrical	660,198	271,521	1,533,442	917,986
Mechanical Pipe	112,110	59,985	264,101	184,009
Other Safety & Infrastructure products	81,350	53,393	206,740	186,006
Safety & Infrastructure	193,460	113,378	470,841	370,015
Net sales	$853,658	$384,899	$2,004,283	$1,288,001

    Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward- looking statements. Factors that could cause or contribute to these differences include those factors discussed below and included or referenced elsewhere in this report, particularly in the sections entitled “Forward-Looking Statements”and “Risk Factors.”

Impacts of COVID-19

The outbreak of the novel coronavirus (“COVID-19”) has continued to spread and is currently classified as a pandemic which is contributing to significant volatility and uncertainty in markets and the global economy. This heightened volatility and uncertainty makes it difficult for us to predict the extent of COVID-19’s impact on our operations going forward.

As of the date of this filing, customers and end markets face some uncertainty and delays in the timing of work. In particular, some construction site closures or project delays have occurred, and job sites have had to adjust to increased physical distancing and health-related precautions. Given the continued volatility within the economic impacts of the pandemic it is too difficult to make any judgment on how significant COVID-19 effects could become.

Factors that contribute to our ability to adjust to the outbreak include currently being deemed an “essential business,” benefiting from mostly localized supply chains, and continuing to take actions within our control to minimize the disruptive impacts of the outbreak. However, there can be no assurance that we will not be materially and adversely impacted in the future. The extent to which COVID-19 will impact our business will depend on future developments and public health advancements, which are highly uncertain and cannot be predicted with confidence.

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

Results of Operations

The consolidated results of operations for the three months ended June 25, 2021 and June 26, 2020 were as follows:

	Three months ended
($ in thousands)	June 25, 2021	June 26, 2020	Change	% Change
Net sales	$853,658	$384,899	$468,759	121.8%
Cost of sales	514,385	289,086	225,299	77.9%
Gross profit	339,273	95,813	243,460	254.1%
Selling, general and administrative	81,832	46,159	35,673	77.3%
Intangible asset amortization	8,707	8,026	681	8.5%
Operating income	248,734	41,628	207,106	497.5%
Interest expense, net	8,090	9,421	(1,331)	(14.1)%
Loss on extinguishment of debt	4,202	—	4,202	100.0%
Other income, net	(509)	(543)	34	(6.3)%
Income before income taxes	236,951	32,750	204,201	623.5%
Income tax expense	61,654	8,672	52,982	611.0%
Net income	$175,297	$24,078	$151,219	628.0%

    Net sales

% Change
Volume	23.6%
Average selling prices	89.0%
Foreign exchange	1.9%
Acquisitions	6.9%
Other	0.4%
Net sales	121.8%

    Net sales increased by $468.8 million, or 121.8%, to $853.7 million for the three months ended June 25, 2021, compared to $384.9 million for the three months ended June 26, 2020. The increase in net sales is primarily attributed to increased average selling prices of $342.8 million which were mostly driven by the PVC electrical conduit and fittings product category within the Electrical segment and increased net sales of $26.7 million due to the acquisitions of Queen City Plastics and FRE Composites Group. Pricing for PVC products, as well as other parts of the business, are expected to return to more normal historical levels over time, but that time is uncertain. The increase in net sales was also driven by an increase in sales volume of $90.9 million across nearly all product categories within both the Electrical and the Safety & Infrastructure segments.

    Cost of sales

% Change
Volume	23.5%
Average input costs	42.8%
Foreign exchange	2.2%
Acquisitions	3.7%
Other	5.7%
Cost of sales	77.9%

Cost of sales increased by $225.3 million, or 77.9%, to $514.4 million for the three months ended June 25, 2021 compared to $289.1 million for the three months ended June 26, 2020. The increase was primarily due to higher input costs of steel, copper and PVC resin of $124.0 million, higher sales volume of $68.0 million and due to the acquisitions of Queen City Plastics and FRE Composites Group of $10.7 million.

    Selling, general and administrative

Selling, general and administrative expenses increased by $35.7 million, or 77.3%, to $81.8 million for the three months ended June 25, 2021 compared to $46.2 million for the three months ended June 26, 2020. The increase was primarily due to higher sales commission expense of $9.1 million, higher variable compensation of $7.1 million, higher stock compensation expense of $2.5 million, higher acquisition related spend of $1.3 million driven by the acquisitions of Queen City Plastics and the FRE Composites Group, and the remainder primarily being driven by the tight controls on expenditures put into place in the prior year at the onset of the COVID-19 pandemic.

    Intangible asset amortization

Intangible asset amortization expense increased to $8.7 million for the three months ended June 25, 2021 compared to $8.0 million for the three months ended June 26, 2020.

    Interest expense, net

Interest expense, net decreased by $1.3 million, or 14.1% to $8.1 million for the three months ended June 25, 2021 compared to $9.4 million for the three months ended June 26, 2020. The decrease is primarily due to the Company’s principal prepayments in fiscal 2020 and 2021, resulting in a lower principal balance in fiscal 2021 from which interest expense was derived.

    Other income, net

Other income, net remained consistent at $0.5 million for the three months ended June 25, 2021 compared to $0.5 million for the three months ended June 26, 2020.

    Income tax expense

The Company’s income tax rate decreased to 26.0% for the three months ended June 25, 2021 compared to 26.5% for the three months ended June 26, 2020. The decrease in the current period effective tax rate was primarily driven by losses incurred by our foreign jurisdictions for which we are not able to realize the related tax benefit.

Segment Results

Effective in the first quarter of fiscal 2021, the Company renamed and redefined its reportable segments.

The Electrical Raceway segment was renamed as the Electrical segment. The Electrical segment manufactures high quality products used in the construction of electrical power systems including conduit, cable and installation accessories. This segment serves contractors in partnership with the electrical wholesale channel.

The Mechanical Products & Solutions segment was renamed as the Safety & Infrastructure segment. This segment designs and manufactures solutions including metal framing, mechanical pipe, perimeter security and cable management for the protection and reliability of critical infrastructure. These solutions are marketed to contractors, original equipment manufacturers and end users.

Effective in the first quarter of fiscal 2021, the Company implemented the Realignment of its segment financial reporting structure. The Company’s domestic cable management and prefabrication modular businesses had historically been reported in the Electrical Raceway segment. Due to transitions in the Company’s Executive Leadership Team, these businesses are now reported in the Safety & Infrastructure segment. The Realignment reflects how the Company’s Chief Operating Decision Maker now assesses the operating performance and allocates resources to the Safety & Infrastructure segment.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, restructuring charges, stock-based compensation, loss on extinguishment of debt, certain legal matters, transaction costs and other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, and realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives. We define segment Adjusted EBITDA margin as segment Adjusted EBITDA as a percentage of segment Net sales.

    Electrical

	Three months ended
($ in thousands)	June 25, 2021	June 26, 2020	Change	% Change
Net sales	$661,163	$272,151	$389,012	142.9%
Adjusted EBITDA	$267,824	$55,549	$212,275	382.1%
Adjusted EBITDA margin	40.5%	20.4%

    Net sales

% Change
Volume	23.6%
Average selling prices	106.7%
Foreign exchange	2.7%
Acquisitions	9.7%
Other	0.2%
Net sales	142.9%

Net sales increased by $389.0 million, or 142.9%, to $661.2 million for the three months ended June 25, 2021 compared to $272.2 million for the three months ended June 26, 2020. The increase in net sales is primarily attributed to increased average selling prices of $290.6 million which were mostly driven by the PVC electrical conduit and fittings category, the metal electrical conduit and fittings product categories and increased net sales of $26.5 million from the acquisitions of Queen City Plastics and FRE Composites Group. Pricing for PVC products, as well as other parts of the business, are expected to return to more normal historical levels over time, but that time is uncertain. Additionally, sales volume increased $64.1 million driven by increased volumes across all product categories.

    Adjusted EBITDA

Adjusted EBITDA for the three months ended June 25, 2021 increased by $212.3 million, or 382.1%, to $267.8 million from $55.5 million for the three months ended June 26, 2020. Adjusted EBITDA margins increased to 40.5% for the three months ended June 25, 2021 compared to 20.4% for the three months ended June 26, 2020. The increase in Adjusted EBITDA and Adjusted EBITDA margins was largely due to higher average selling prices in relation to changes in input costs, operational efficiencies and contributions from the acquisitions of Queen City Plastics and FRE Composites Group.

    Safety & Infrastructure

	Three months ended
($ in thousands)	June 25, 2021	June 26, 2020	Change	% Change
Net sales	$193,492	$113,380	$80,112	70.7%
Adjusted EBITDA	$22,365	$14,150	$8,215	58.1%
Adjusted EBITDA margin	11.6%	12.5%

    Net sales

% Change
Volume	23.6%
Average selling prices	46.1%
Acquisitions	0.1%
Other	0.9%
Net sales	70.7%

Net sales increased by $80.1 million, or 70.7%, for the three months ended June 25, 2021 to $193.5 million compared to $113.4 million for the three months ended June 26, 2020. The increase is primarily attributed to increased average selling prices of $52.2 million driven by higher input costs of steel, and by higher volumes of $26.8 million primarily driven by increases across all product categories.

    Adjusted EBITDA

Adjusted EBITDA increased by $8.2 million, or 58.1%, to $22.4 million for the three months ended June 25, 2021 compared to $14.2 million for the three months ended June 26, 2020. Adjusted EBITDA margins decreased to 11.6% for the three months ended June 25, 2021 compared to 12.5% for the three months ended June 26, 2020. The Adjusted EBITDA increase is primarily due to the price and volume increases discussed above.

The consolidated results of operations for the nine months ended June 25, 2021 and June 26, 2020 were as follows:

	Nine months ended
($ in thousands)	June 25, 2021	June 26, 2020	Change	% Change
Net sales	$2,004,283	$1,288,001	$716,282	55.6%
Cost of sales	1,235,970	943,741	292,229	31.0%
Gross profit	768,313	344,260	424,053	123.2%
Selling, general and administrative	210,250	164,734	45,516	27.6%
Intangible asset amortization	25,063	24,210	853	3.5%
Operating income	533,000	155,316	377,684	243.2%
Interest expense, net	24,760	30,605	(5,845)	(19.1)%
Loss on extinguishment of debt	4,202	—	4,202	100.0%
Other income, net	(8,180)	(2,462)	(5,718)	232.3%
Income before income taxes	512,218	127,173	385,045	302.8%
Income tax expense	126,922	29,112	97,810	336.0%
Net income	$385,296	$98,061	$287,235	292.9%

    Net sales

% Change
Volume	4.9%
Average selling prices	45.5%
Foreign exchange	1.1%
Acquisitions	4.0%
Other	0.1%
Net sales	55.6%

Net sales increased by $716.3 million, or 55.6%, to $2,004.3 million for the nine months ended June 25, 2021, compared to $1,288.0 million for the nine months ended June 26, 2020. The increase in net sales is primarily attributed to increased average selling prices of $586.6 million which were mostly driven by the PVC electrical conduit and fittings product category within the Electrical segment and increased net sales of $51.4 million from the acquisitions of Queen City Plastics and FRE Composites Group. Pricing for PVC products, as well as other parts of the business, are expected to return to more normal historical levels over time, but that time is uncertain. The increase in net sales was also driven by increases in sales volumes across the majority of product categories in both the Electrical and the Safety & Infrastructure segments.

    Cost of sales

% Change
Volume	5.0%
Average input costs	21.5%
Foreign exchange	1.2%
Acquisitions	2.3%
Other	1.0%
Cost of sales	31.0%

Cost of sales increased by $292.2 million, or 31.0% to $1,236.0 million for the nine months ended June 25, 2021 compared to $943.7 million for the nine months ended June 26, 2020. The increase was primarily due to higher sales volumes of $47.1 million, higher input costs for steel, copper and resin of $202.8 million and the acquisitions of Queen City Plastics and FRE Composites Group of $21.5 million.

    Selling, general and administrative

Selling, general and administrative expenses increased by $45.5 million, or 27.6% to $210.3 million for the nine months ended June 25, 2021 compared to $164.7 million for the nine months ended June 26, 2020. The increase was primarily due to higher sales commission expense of $12.3 million, higher variable compensation of $13.6 million, higher stock compensation expense of $4.8 million and the acquisitions of Queen City Plastics and the FRE Composites Group of $3.0 million, partially offset by productivity efficiencies of $5.4 million. The majority of the remaining increase was primarily driven by the tight controls on expenditures put into place in the prior year at the onset of the COVID-19 pandemic.

    Intangible asset amortization

Intangible asset amortization expense increased to $25.1 million for the nine months ended June 25, 2021 compared to $24.2 million for the nine months ended June 26, 2020.

    Interest expense, net

Interest expense, net, decreased by $5.8 million, or 19.1% to $24.8 million for the nine months ended June 25, 2021 compared to $30.6 million for the nine months ended June 26, 2020. The decrease is primarily due to the Company’s principal prepayments in fiscal 2020 and 2021, resulting in a lower principal balance in fiscal 2021 from which interest expense was derived.

    Other income, net

Other income, net increased by $5.7 million to $8.2 million for the nine months ended June 25, 2021 compared to $2.5 million for the nine months ended June 26, 2020. The increase was primarily due to a $6.0 million business interruption insurance recovery from a flood at one of the Company’s manufacturing facilities. See Note 14, “Commitments and Contingencies” to the accompanying condensed consolidated financial statements included elsewhere in this Quarterly Report.

    Income tax expense

The Company’s income tax rate increased to 24.8% for the nine months ended June 25, 2021 compared to 22.9% for the nine months ended June 26, 2020. The increase in the nine month period effective tax rate was primarily due to a smaller impact in the net discrete tax benefit compared to the increase in earnings period over period.

Segment Results

    Electrical

	Nine months ended
($ in thousands)	June 25, 2021	June 26, 2020	Change	% Change
Net sales	$1,535,808	$919,916	$615,892	67.0%
Adjusted EBITDA	$589,923	$200,901	$389,022	193.6%
Adjusted EBITDA margin	38.4%	21.8%

    Net sales

% Change
Volume	4.0%
Average selling prices	55.8%
Foreign exchange	1.5%
Acquisitions	5.6%
Other	0.1%
Net sales	67.0%

Net sales increased by $615.9 million, or 67.0%, to $1,535.8 million for the nine months ended June 25, 2021 compared to $919.9 million for the nine months ended June 26, 2020. The increase in net sales is primarily attributed to increased average selling prices of $513.3 million which were mostly driven by the PVC electrical conduit and fittings and the metal electrical conduit and fittings product categories, increased sales volume across most product categories and increased net sales of $51.2 million from the acquisitions of Queen City Plastics and FRE Composites Group.

    Adjusted EBITDA

Adjusted EBITDA for the nine months ended June 25, 2021 increased by $389.0 million, or 193.6%, to $589.9 million from $200.9 million for the nine months ended June 26, 2020. Adjusted EBITDA margins increased to 38.4% for the nine months ended June 25, 2021 compared to 21.8% for the nine months ended June 26, 2020. The increase in Adjusted EBITDA and Adjusted EBITDA margins was largely due to higher average selling prices in relation to changes in input costs, operational efficiencies and contributions from the acquisitions of Queen City Plastics and FRE Composites Group.

    Safety & Infrastructure

	Nine months ended
($ in thousands)	June 25, 2021	June 26, 2020	Change	% Change
Net sales	$470,957	$370,018	$100,939	27.3%
Adjusted EBITDA	$52,810	$50,765	$2,045	4.0%
Adjusted EBITDA margin	11.2%	13.7%

    Net sales

Change (%)
Volume	7.2%
Average selling prices	19.8%
Acquisitions	0.1%
Other	0.2%
Net sales	27.3%

Net sales increased by $100.9 million, or 27.3%, for the nine months ended June 25, 2021 to $471.0 million compared to $370.0 million for the nine months ended June 26, 2020. The increase is primarily attributed to increased average selling prices of $73.3 million primarily driven by higher input costs of steel as well as increases in sales volumes across most product categories.

    Adjusted EBITDA

Adjusted EBITDA increased $2.0 million, or 4.0%, to $52.8 million for the nine months ended June 25, 2021 compared to $50.8 million for the nine months ended June 26, 2020. Adjusted EBITDA margins decreased to 11.2% for the nine months ended June 25, 2021 compared to 13.7% for the nine months ended June 26, 2020. The Adjusted EBITDA increase was primarily due to the increase in sales volume and average selling prices discussed above.

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $397.1 million as of June 25, 2021, of which $69.1 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company’s intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund operational needs. As of June 25, 2021, there were no outstanding borrowings under the ABL Credit Facility and $9.5 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $325.0 million and approximately $315.5 million was available under the ABL Credit Facility as of June 25, 2021. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

The agreements governing the First Lien Term Loan Facility and the ABL Credit Facility (collectively, the "Credit Facilities") contain covenants that limit or restrict AII’s ability to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. AII has been in compliance with the covenants under the agreements for all periods presented.

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

Our use of cash may fluctuate during the year and from year to year due to differences in demand and changes in economic conditions primarily related to the prices of the commodities we purchase.

Capital expenditures have historically been necessary to expand and update the production capacity and improve the productivity of our manufacturing operations.

Our ongoing liquidity needs are expected to be funded by cash on hand, net cash provided by operating activities and, as required, borrowings under the ABL Credit Facility. We expect that cash provided from operations and available capacity under the ABL Credit Facility will provide sufficient funds to operate our business, make expected capital expenditures and meet our liquidity requirements for at least the next twelve months, including payments of interest and principal on our debt.

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

The agreements governing the ABL Credit Facility significantly restrict the ability of our subsidiaries, including AII, to pay dividends, make loans or otherwise transfer assets from AII and, in turn, to us. Further, AII’s subsidiaries are permitted under the terms of the ABL Credit Facility to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to AII and, in turn, to us. The First Lien Term Loan Facility requires AII to meet a certain consolidated coverage ratio on an incurrence basis in connection with additional indebtedness. The ABL Credit Facility contains limits on additional indebtedness based on various conditions for incurring the additional debt.

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Nine months ended
(in thousands)	June 25, 2021	June 26, 2020
Cash flows provided by (used in):
Operating activities	$318,621	$156,019
Investing activities	(74,303)	(24,756)
Financing activities	(135,412)	(16,917)

    Operating activities

During the nine months ended June 25, 2021, the Company was provided $318.6 million by operating activities compared to $156.0 million during the nine months ended June 26, 2020. The $162.6 million increase in cash provided was primarily due to higher cash flows from the increase in operating income of $377.7 million. This was partially offset by a $202.0 million increase in cash used in working capital primarily driven by higher sales.

    Investing activities

During the nine months ended June 25, 2021, the Company used $74.3 million in investing activities compared to $24.8 million during the nine months ended June 26, 2020. The increase in cash used in investing activities is primarily due to the acquisition of Queen City Plastics for $6.2 million and FRE Composites Group for $37.0 million, as well as increased capital expenditure of $8.7 million driven by investments in digital initiatives during the nine months ended June 25, 2021.

    Financing Activities

During the nine months ended June 25, 2021, the Company used $135.4 million in financing activities compared to $16.9 million used during the nine months ended June 26, 2020. The increase in cash used in financing activities is primarily due to $110.1 million used to repurchase common stock during the nine months ended June 25, 2021.

Contractual Obligations and Commitments

The following table summarizes material changes to our contractual obligations reported as of September 30, 2020, resulting from the changes in our debt during the three months ended June 25, 2021. These changes resulted from the Company completing the issuance and sale of $400 million aggregate principal amount of the 4.25% Senior Notes due June 2031 and entering into the $400 million New Senior Secured Term Loan Facility which matures on May 26, 2028. Proceeds from the Senior Notes and New Senior Secured Term Loan Facility were used to repay outstanding loans under the previous First Lien Term Loan Facility. See Note 12, “Debt” in the notes to the condensed consolidated financial statements.

($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Senior Notes due June 2031	$—	$—	$—	$400,000	$400,000
New Senior Secured Term Loan Facility Due May 2028	4,000	8,000	8,000	380,000	$400,000
Interest payments (a)	28,870	60,112	66,131	117,821	272,934
Total	$32,870	$68,112	$74,131	$897,821	$1,072,934

(a) Interest expense is estimated based on outstanding loan balances assuming principal payments are made according to the payment schedule and interest rates as of June 25, 2021 (4.25% for the Senior Notes, 2.5% for the New Senior Secured Term Loan Facility).

Changes in Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K.

Recent Accounting Standards

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s beliefs and assumptions and information currently available to management. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “shall,” “should,” “would,” “could,” “seeks,” “aims,” “projects,” “is optimistic,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements include, without limitation, all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include, without limitation, statements regarding our intentions, beliefs, assumptions or current expectations concerning, among other things, financial position; results of operations; cash flows; prospects; growth strategies or expectations; customer retention; the outcome (by judgment or settlement) and costs of legal, administrative or regulatory proceedings, investigations or inspections, including, without limitation, collective, representative or class action litigation; and the impact of prevailing economic conditions.

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties discussed or referenced under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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
•our inability to continue importing raw materials, component parts or finished goods;
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
•the incurrence of additional expenses, increases in the complexity of our supply chain and potential damage to our reputation with customers resulting from regulations related to “conflict minerals”;
•disruptions or impediments to the receipt of sufficient raw materials resulting from various anti-terrorism security measures;
•restrictions contained in our debt agreements;
•failure to generate cash sufficient to pay the principal of, interest on, or other amounts due on our debt;
•challenges attracting and retaining key personnel or high-quality employees;
•future changes to tax legislation;
•failure to generate sufficient cash flow from operations or to raise sufficient funds in the capital markets to satisfy existing obligations and support the development of our business; and
•other risks and factors described in this Quarterly Report and from time to time in documents that we file with the SEC.

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

    Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 14, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On January 28, 2021, the board of directors approved a share repurchase program, under which the Company may repurchase up to $100.0 million of its outstanding common stock. The Company made no repurchases under this plan during the second quarter of the current fiscal year. As of June 25, 2021, there was $25 million of purchases remaining under the plan. The share repurchase program will be funded from the Company’s available cash balances. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

The following table shows our purchases of our common stock under this plan during fiscal 2021 (in thousands, except per share data):

Period	Total Number Of Shares Purchased	Avg Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
March 27, 2021 to April 23, 2021	—	$—	—	$—
April 24, 2021 to May 28, 2021	860	$81.99	860	$29,486
May 29, 2021 to June 25, 2021	58	$78.02	58	$24,974
Total	918		918

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

4.1#
Indenture, dated as of May 26, 2021, by and among the Company, the Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to Atkore Inc.'s Current Report on Form 8-K filed on June 2,2021.

10.1#
The Term Loan Credit Agreement, dated as of May 26, 2021, by and among Atkore International Inc, as borrower, the company and the subsidiaries of Atkore International, Inc., as guarantors, the several lenders party thereto and JPMorgan Chase Bank, N.A, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to Atkore Inc.'s Current Report on Form 8-K filed on June 2, 2021.

10.2#
The Amended and Restated Credit Agreement, dated as of August 28, 2020, as amended on May 26, 2021 among Atkore international Inc, as borrower, the Company and the subsidiaries of Atkore international Inc, as guarantors, the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as swingline lender, issuing lender, administrative agent and collateral agent thereunder, incorporated by reference to Exhibit 10.2 to Atkore Inc.'s Current report on Form 8-K filed on June 2, 2021.

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

ATKORE INC.
(Registrant)
Date:	August 3, 2021	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)