Form 10-K
period 2021-09-30
Atkore Inc.
filed 2021-11-18
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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
(Former name )

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act . ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
The aggregate market value of the voting and non-voting common equity of Atkore Inc. held by non-affiliates as of the close of business as of March 26, 2021 was $3.3 billion.
The number of shares of the registrant's common stock outstanding as of November 12, 2021 was 46,016,923 shares of common stock, par value $0.01 per share.
Documents incorporated by reference:
Portions of the registrant's proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant's 2022 annual meeting of stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant's fiscal year ended September 30, 2021.

Summary Risk Factors

The following is a summary of the principal risks described below in this Annual Report on Form 10-K. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

•Our performance may be impacted by general business and economic conditions, which could materially and adversely affect our business, financial position, results of operations or cash flows.
•The non-residential construction industry accounts for a significant portion of our business, and a downturn in the non-residential construction industry could materially and adversely affect our business, financial position, results of operations or cash flows.
•Widespread public health conditions, and specifically the COVID-19 pandemic, have had and could continue to have a material adverse impact on our business, financial position, results of operations and cash flows.
•The raw materials on which we depend in our production process may be subject to price increases which we may not be able to pass through to our customers, or to price decreases which may decrease the prices of our products. As a result, such price fluctuations could materially and adversely affect our business, financial position, results of operations or cash flows.
•We operate in a competitive landscape, and increased competition could materially and adversely affect our business, financial position, results of operations or cash flows.
•Our operating results are sensitive to the availability and cost of freight and energy, which are important in the manufacture and transport of our products.
•Interruptions in the proper functioning of our information technology (“IT”) systems, including from cybersecurity threats, could disrupt operations and cause unanticipated increases in costs or decreases in revenues, or both.
•Our business, financial position, results of operations or cash flows could be materially and adversely affected by the importation of similar products into the United States, as well as U.S. trade policy and practices.
•We are indirectly subject to regulatory changes that may affect demand for our products.
•Our results of operations could be adversely affected by weather.
•We have incurred and continue to incur significant costs to comply with current and future environmental and health and safety laws and regulations, and our operations expose us to the risk of material environmental and health and safety laws liability.
•We rely on several customers for a significant portion of our net sales, and the loss of such customers, or their inability or unwillingness to pay our invoices on time could materially and adversely affect our business, financial position, results of operations or cash flows.
•Our working capital requirements could result in us having lower cash available for, among other things, capital expenditures and acquisition financing.
•Labor disputes, increased labor costs or work stoppages could adversely affect our operations and impair our financial performance.
•We have financial obligations relating to pension plans that we maintain in the United States.
•Unplanned outages at our facilities and other unforeseen disruptions could materially and adversely affect our business, financial position, results of operations or cash flows.
•We rely on the efforts of agents and distributors to generate sales of our products.
•We may be required to recognize goodwill, intangible assets or other long-lived asset impairment charges.
•We are subject to certain safety and labor risks associated with the manufacturing and testing of our products.
•The nature of our business exposes us to product liability, construction defect and warranty claims and litigation as well as other legal proceedings, which could materially and adversely affect our business, financial position, results of operations or cash flows.
•We may not be able to adequately protect our intellectual property rights, and we may become involved in intellectual property disputes.
•We face risks associated with our international operations which could materially and adversely affect our business, financial position, results of operations or cash flows.
•Changes in foreign laws and legal systems could materially impact our business.
•Our inability to introduce new products effectively or implement our innovation strategies could adversely affect our ability to compete.
•Our business, financial position or results of operations could be materially and adversely affected by our inability to acquire or import raw materials, component parts or finished goods from existing suppliers and significant increases in government regulation or restrictions relating to such imports.
•In connection with acquisitions, joint ventures or divestitures, we may become subject to liabilities and required to issue additional debt or equity.
•Our indebtedness may adversely affect our financial health.
•Despite our indebtedness levels, we and our subsidiaries may incur substantially more indebtedness, which may increase the risks created by our indebtedness.

•Increases in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.
•A lowering or withdrawal of the ratings, outlook or watch assigned to our indebtedness by rating agencies may increase our future borrowing costs and reduce our access to capital.
•The agreements and instruments governing our indebtedness contain restrictions and limitations that could significantly impact our ability to operate our business.
•Our ability to generate the significant amount of cash needed to pay interest and principal on our indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

PART I
Item 1. Business

The following discussion of our business contains “forward-looking statements,” as discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Our business, operations and financial position are subject to various risks as set forth in Part I, Item 1A, “Risk Factors” below. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Financial Statements and Supplementary Data and related notes and the Risk Factors included elsewhere in this Annual Report on Form 10-K.

Company Overview

Atkore Inc. (collectively with all its subsidiaries referred to in this Annual Report on Form 10-K as “Atkore,” the “Company,” “we,” “us,” and “our”) was incorporated in the State of Delaware on November 4, 2010. Atkore is the sole stockholder of Atkore International Holdings Inc. (“AIH”), which in turn is the sole stockholder of Atkore International, Inc. (“AII”).

We are a leading manufacturer of Electrical products primarily for the non-residential construction and renovation markets, as well as residential markets, and Safety & Infrastructure products for the construction and industrial markets. The Electrical segment manufactures high quality products used in the construction of electrical power systems including conduit, cable, and installation accessories. This segment serves contractors in partnership with the electrical wholesale channel. The Safety & Infrastructure segment designs and manufactures solutions including metal framing, mechanical pipe, perimeter security, and cable management for the protection and reliability of critical infrastructure. These solutions are marketed to contractors, original equipment manufacturers (“OEMs”), and end-users. We believe we hold #1 or #2 positions in the United States by net sales in the vast majority of our products. The quality of our products, strength of our brands, our scale and national presence provide what we believe to be a unique set of competitive advantages that position us for profitable growth.

Our mission is to be the customer’s first choice by providing unmatched quality, delivery, and value based on sustainable excellence in strategy, people, and processes.

Effective in the first quarter of fiscal 2021, Atkore made the decision to rename and reorganize its two segments to better reflect each segment’s value proposition and go-to-market approach. The Electrical segment was formerly named the Electrical Raceway segment. The Safety & Infrastructure segment was formerly named the Mechanical Products & Solutions segment.

Effective in the first quarter of fiscal 2021, the Company also implemented the realignment of its segment financial reporting structure such that its domestic cable management and prefabrication businesses are now reflected in the Safety & Infrastructure segment.

Effective in the second quarter of fiscal 2021, the Company changed its name from Atkore International Group Inc. to Atkore Inc.

Our Products

Atkore is committed to providing our customers with a safe, sustainable, and innovative portfolio of high quality electrical, mechanical, safety, and infrastructure products and solutions. In total, we serve several end-markets, including new non-residential construction, repair and remodel (“MR&R”), residential, OEM, and international markets.

We continuously seek to improve our product offerings and develop innovative new products that meet the changing needs of our customers, which include industry trends toward digital design tools and labor saving solutions. The majority of Atkore products have Building Information Modeling (“BIM”) models available for our customers’ use.

Significant product categories within our Electrical segment include metal electrical conduit and fittings, plastic pipe and conduit, electrical cable and flexible conduit, and international cable management systems, which are critical components of the electrical infrastructure for new construction and maintenance, MR&R markets. Significant product categories within our Safety & Infrastructure segment include mechanical pipe, metal framing & fittings, and perimeter security. Our metal framing products are used in the installation of electrical systems and various support structures, and our mechanical tube products can commonly be found in solar applications.

Atkore continues to invest to add capabilities and capacity to develop innovative products and solutions to make installation faster and easier. Recent examples of our innovation include MC Glide armored cable, which facilitates faster and smoother pull through during installations; Eagle Basket, which quickly latches together; and Cellular Core Conduit, which bends easier than PVC conduit.
Customers

We are acutely aware of the importance of our equipment operating reliably, and we strive to deliver the safest, highest quality products. Our sales and marketing processes are primarily focused on serving our customers, including electrical, industrial and specialty distributors, who sell to contractors, and OEMs. We believe customers view Atkore as offering a strong value proposition based on our broad product offering, strong brands, short order cycle times, reliability and consistent product quality. For each of fiscal 2021, 2020 and 2019, approximately 90%, 89%, and 88% respectively, of our net sales were sold to customers located in the United States. Our net sales by geographic area were as follows:

	Fiscal Year Ended
(in millions)	September 30, 2021	September 30, 2020	September 30, 2019
United States	$2,637	$1,563	$1,689
International	291	202	228
Total	$2,928	$1,765	$1,917

Atkore has a well-established customer base, which includes many of the largest companies in their categories. In fiscal 2021, our top ten customers accounted for approximately 37% of net sales. No single customer, even after consolidating all branches of such customer, which often make independent purchasing decisions, accounted for more than 10% of our net sales in fiscal 2021, 2020 or 2019.

Our customers include global electrical distributors (such as Consolidated Electrical Distributors, Inc., Graybar Electric Company, Rexel, Sonepar S.A. and Wesco International, Inc.), independent electrical distributors including super-regional electrical distributors (such as U.S. Electrical Services Inc., Crescent Electric Supply Co. and United Electric Supply Company, Inc.) and members of buying groups (such as Affiliated Distributors, Inc., IMARK Group, Inc. and STAFDA) as well as industrial distributors and big-box retailers (such as The Home Depot, Inc.). We also support alternative energy OEMs, with many applications used in solar system infrastructure.

Manufacturing

We currently manufacture products in 42 facilities and operate a total footprint of approximately 6.3 million square feet of manufacturing and distribution space in eight countries. Our headquarters are located in Harvey, Illinois, which is also the location of our largest manufacturing facility. Similar to our distribution footprint, our manufacturing footprint is currently concentrated in the United States, with additional facilities in Australia, Belgium, Canada, New Zealand, Russia and the United Kingdom.

With respect to our tube and conduit products, we believe we are a technology leader in the in-line galvanizing manufacturing process and have developed specialized equipment that enables us to produce a variety of low-cost high-quality galvanized tube products. For example, our subsidiary, Allied Tube & Conduit Corporation, or “Allied Tube,” developed an in-line galvanizing technique (Flo-Coat) in which zinc is applied in a continuous process when the tube and pipe are formed. The Flo-Coat galvanizing process provides superior zinc coverage of fabricated metal products for rust prevention and lower cost manufacturing than traditional hot-dip galvanizing. Another example is our Cellular Core conduit, which employs a co-extrusion process to create three firmly bonded layers with the inner layer as a cellular core, creating a conduit that weighs less and is more flexible while meeting UL standards.

Suppliers and Raw Materials

We use a variety of raw materials in manufacturing our products. Our primary raw materials are steel, copper and polyvinyl chloride (“PVC”) resin. We believe that sources for these raw materials are well-established, generally available and are in sufficient quantity that we may avoid disruption to our business if we encounter an interruption from one of our existing suppliers. Our primary suppliers of steel are Cleveland-Cliffs, Steel Dynamics and Nucor; our primary suppliers of copper are AmRod and Freeport McMoran; and our primary suppliers of PVC resin are Westlake, Formosa and Oxy Vinyls. We strive to maintain strong relationships with our suppliers. Notwithstanding the general availability of PVC resin, our resin suppliers declared force majeure during fiscal 2021 which constrained the availability and supply of resin.

Responsible sourcing and supply chain management are critical to Atkore’s ability to provide high quality products to our customers. We expect our suppliers to carry out Atkore’s values and commitments by using resources responsibly, reducing the environmental footprint of their operations whenever possible, and upholding fair employment and human rights principles as outlined in our Supplier Integrity and Sustainability Standards.

Distribution

Atkore adds value to the customer experience with a comprehensive portfolio of electrical products and strategically located regional distribution centers. Additionally, we drive value for our customers through a single order across our broad product portfolio coupled with services like our ReliaRoutes hub-and-spoke fixed trucking lanes and technologies like our mobile app to track orders and schedule pickups.

We primarily sell and distribute our products through electrical, industrial and specialty distributors and OEMs. For many of the more than 12,000 electrical-distributor branches in the United States, our products are must-stock lines that form a staple of their business. We serve a diverse group of end markets, including new construction, MR&R and infrastructure, diversified industrials, alternative power generation, healthcare, data centers and government. End-users, who are typically electrical, industrial and mechanical contractors as well as OEMs, install our products during non-residential, residential and infrastructure construction and renovation projects or in assembly and manufacturing processes.

Distribution-based sales accounted for approximately 81% of our net sales in fiscal 2021. We distribute our products to electrical and industrial distributors from our manufacturing and distribution facilities as well as from over 41 dedicated distribution facilities operated by our agents. Our products are also stocked by electrical and industrial distributors who are located across the United States. Some of our products are purchased by OEMs and used as part of their products and solutions in applications such as utility solar framing, and conveyor systems. OEM sales accounted for approximately 15% of our net sales for fiscal 2021.

Our distribution footprint is concentrated in North America (the United States and Canada), with additional facilities in Australia, New Zealand and the United Kingdom.

Products are generally delivered to the distribution centers from our manufacturing facilities and then subsequently delivered to the customer. In some instances, a product is delivered directly from our manufacturing facility to a customer or end-user. In many cases, our products are bundled and co-loaded when shipped. We contract with a wide range of transport providers to deliver our products.

Seasonality

In a typical year, our operating results are impacted by seasonality. Weather can impact the ability to pursue non-residential construction projects at any time of the year in any geography, but historically, our slowest quarters have been the first and second fiscal quarters of each fiscal year when frozen ground and cold temperatures in many parts of the country can impede the start and pursuit of construction projects. Sales of our products have historically been higher in the third and fourth quarters of each fiscal year due to favorable weather and longer daylight conditions during these periods. Seasonal variations in operating results may also be significantly impacted by inclement weather conditions, such as cold or wet weather, which can delay construction projects.

Marketing

Our marketing efforts are focused on key stakeholder audiences including electrical and industrial distributors, contractors, engineers, government entities, and OEM customers. These combined efforts communicate the value proposition of the overall Atkore brand by bringing together complementary solutions in our portfolio while reinforcing the individual value propositions of our leading sub-brands such as Allied Tube & Conduit, AFC Cable Systems, Kaf-Tech, Heritage Plastics, Unistrut, Power-Strut, Cope, US Tray, FRE Composites, Calbond and Calpipe.

Atkore sales are enabled through external commissioned sales agents and internal sales teams that drive customer acquisition and retention. Our comprehensive portfolio of products and solutions is continually enhanced by driving innovation into our markets with new product introductions, such as the digital tools that support project design and selection.

In 2020, prompted by evolving customer needs in an increasingly competitive, cost-and-efficiency conscious construction industry, we refreshed our branding strategy from a house of brands to a branded house, uniting all brands under one master brand, Atkore, and adopted the “Building Better Together” theme to demonstrate how we work with customers and customers’ customers. An indicator of the effectiveness of our marketing and branding strategy is the marketplace recognition Atkore has garnered through a number of awards, including the tED Best of the Best Award for best brand campaign, an AD Electrical Marketing Excellence Award, and a tED Advertising Award.

Competition

Our principal competitors range from national manufacturers to smaller regional manufacturers and differ by each of our product lines. We also face competition from manufacturers in Canada, Mexico and several other international markets, depending on the product. We believe our customers purchase from us because we provide value through the quality of our products, the breadth of our portfolio and the timeliness of our delivery. Competitive pressures are generally in the areas of product offering, product innovation, quality, service and price.

The main competitors in each of these segments are listed below:

Electrical: ABB Ltd., Eaton Corporation plc, nVent Electric plc, Hubbell Incorporated, Zekelman Industries, Inc., Nucor Corporation, Southwire Company, LLC, and Encore Wire Corporation plc.

Safety & Infrastructure: Zekelman Industries, Inc., Eaton Corporation plc, ABB Ltd. and Haydon Corporation

Management of Information Technology Systems

Historically, information technology has not been a significant differentiator for us in our markets, however, we believe that the ease of doing business with us will become increasingly important to our growth and are making significant investments to improve our operations and provide valuable solutions for our customers. Over the past six years, Atkore has made significant investments in technology to improve our business and provide value to our customers.

Currently, we operate our business using commercially available hardware and software products with well-developed support services. In addition to these widely available IT products, we developed a new application for our agents that we believe will improve the overall order entry process. Additionally, during fiscal 2016, we invested in installing and implementing a new general ledger and financial reporting system for the entire Company replacing a number of systems used in various parts of the Company. We have also chosen to migrate our email service and various other information technology services to a cloud computing platform hosted by Microsoft. During fiscal 2019, we completed the implementation of an integrated system for order management, advanced warehouse management, finished goods inventory management and accounts receivable.

We are in the final stages of a customer-facing technology investment that streamlines the process of designing installation plans, ordering, and managing the process through delivery, providing speed and accuracy not available from our competitors.

In today’s business environment, cybersecurity is of paramount importance and Atkore has also invested significantly to strengthen our cybersecurity posture.

Human Capital Resources

Culture

Atkore believes that a strong culture of engagement and alignment drives continuous improvement, enhances our customers’ experience, and delivers strong performance.

We aim to foster a workplace where our employees feel aligned with our mission, proud of our culture and engaged in their work. Our annual Employee Engagement and Alignment Survey is one of our primary tools to assess our performance as an employer of choice and to measure employee engagement and satisfaction.

Atkore operates under a set of core values of Accountability, Teamwork, Integrity, Respect and Excellence and the Atkore Business System, which prioritizes Strategy, People and Processes, the fundamentals of how we Build Better Together. Our culture provides employees with opportunities for personal and professional development as well as community engagement, all of which contribute to our Company’s overall success. In addition to many other awards, in 2020, Atkore was recognized as a Great Place to Work-CertifiedTM company.

Employee Base

As of September 30, 2021, we employed approximately 4,000 full-time equivalent employees of whom approximately 15% are temporary or contract workers. Our employees are primarily located in the United States, with about 18% employed at our international locations in Australia, Belgium, Canada, China, New Zealand, Russia, and the United Kingdom.

As of September 30, 2021, approximately 21% of our domestic and international employees were represented by a union under a collective bargaining agreement. All unions are either located in the United States or Canada with no unions or Worker’s Councils at any of our other locations abroad.

From time to time, our collective bargaining agreements expire and come up for re-negotiations. On July 14, 2020, the Company and the United Steelworkers Union, representing approximately 350 employees, reached an agreement on the terms of a new collective bargaining agreement for our largest facility in Harvey, Illinois, which expires in April 2024. We believe our relationship with our employees is good.

Safety, Health and Well-Being

At Atkore, nothing is more important than the safety and well-being of our people. We seek to ensure that employees, customers, contractors, and visitors to our facilities go home safely at the end of each day, and we empower everyone to proactively identify and eliminate risks to promote an injury-free and incident-free workplace.

In 2021, we launched our new safety brand “Let’s Make It Home,” a safety program encompassing our commitment to safety and reinforcing the importance of living our values in order to create a workplace where everyone feels respected, appreciated and safe. Developed by and for employees, Let’s Make It Home makes safety at Atkore personal and reminds everyone that safety is integral to every action.

In 2021, we also introduced updates to our Life Saving Rules, which provide additional guidance on the actions every employee must take to ensure safe practices across our operations. Our employees are required to receive Atkore Kore Training and Safety Alerts, which cover high-hazard occupational safety concerns and compliance with both internal and external safety and environmental permits. Every one of our sites completes a self-assessment and certification of completion.

We believe Atkore’s investments in safety, health and well-being are critical to supporting and protecting our most important asset: our people.

Diversity, Equity and Inclusion

At Atkore, we believe that diversity of all types contributes to our success and that our differences make us better. We believe that supporting a diverse, equitable and inclusive workplace fosters a culture of openness and innovation. Our commitment to Diversity, Equity and Inclusion (“DE&I”) is embedded throughout the company with a range of programs driven by our DE&I Roadmap, which helps us identify and execute specific actions and monitor our progress toward a workplace where all employees feel they belong and are empowered to do their best work.

In 2021, we integrated DE&I topics into our employee onboarding process and rolled out unconscious bias training for salaried employees. We include the importance of building diverse and inclusive teams in manager training and structure the interview process to minimize implicit biases. All employees are required to complete anti-harassment training.

We regularly evaluate our progress on DE&I across the company. Our longstanding DE&I Steering Committee leads many of our programs and internal efforts, evaluating how we can continue to improve and create a more inclusive culture. Each employee is encouraged to bring their uniqueness to the Company, which unlocks their individual potential and Atkore’s organizational potential.

Talent Development and Retention

Our ability to successfully operate, grow and implement key business strategies is dependent upon our ability to attract, develop and retain talented employees at all levels of our Company. As part of our human capital resource objectives, we support our employees by using strategic workforce planning to forecast future needs, building, and leveraging an inclusive leadership mindset, and applying a robust talent management process, including our onboarding and immersion program and our monthly organizational leadership review cadence.

We provide opportunities for advancement through rotational and stretch assignments and best practice leadership roles. In fiscal 2021, approximately 40% of our total positions filled came from internal promotions, highlighting our commitment to developing our employees.

The Company rewards employees with competitive compensation and benefits packages, including attractive medical plans, retirement plans, opportunities for annual bonuses and, for eligible employees, long-term incentives and equity-based compensation. The Company believes our compensation program allows us to attract and retain talented employees.

Engagement and Alignment

We have a culture of engagement and alignment and believe fully engaged employees stay focused on being a standout leader, support the decisions of the leadership team and strive for breakthrough results. An aligned employee lives our mission and values, learns our strategic priorities and links their individual goals to those priorities. Our 2021 engagement and alignment survey had an overall participation rate of 72%. In fiscal 2021, 61% of our hourly workforce participated in the survey, compared to 37% of hourly employees in fiscal 2020. The result of the survey showed the following favorable percentages: Engagement 83%; Alignment 83%; Safety 91%; and Diversity Equity & Inclusion 80%.

Human Rights

Atkore is committed to supporting human rights and fair labor practices for all our employees, suppliers, contractors, business partners and in the communities where we operate. We will not tolerate human rights abuses of any kind, including human trafficking, child labor or incidents of corruption within our company or supply chain. Employees are encouraged to report any potential violations or concerns, and all reports are promptly and impartially investigated.

Our Human Rights Policy defines our dedication to protecting human rights and is driven by our core values and is aligned with national and international principles of human rights.

Atkore’s Supplier Integrity and Sustainability Standards set forth our expectation that suppliers uphold our commitment to human rights. In 2021, we launched our Supplier Business Review Agenda with several of our largest suppliers to ensure our partners could conduct business in alignment with our values.

Response to COVID-19 Pandemic

In response to the evolving impacts of the novel coronavirus (“COVID-19”) pandemic, we took proactive steps to help protect the safety and well-being of our employees, as well as maintain the continuity of our business. We quickly created a cross-functional, COVID-19 Response Committee to track and address COVID-19 cases and impacts in the locations around the world where our employees live and work. We implemented various safety protocols, such as personal protective equipment and facemasks, social distancing, enhanced cleaning, health screens and a vaccination wellness incentive to foster a safe working environment for our employees, customers, and vendors. In addition, we have increased the level of communication from our leaders to better inform and support our employees. Atkore continues to monitor and is prepared to take action on the COVID-19 pandemic. The measures we have taken have allowed us to continue our manufacturing operations and allow office employees to return to in-person work.

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

While we consider our patents and trademarks to be valuable assets, we do not believe that our competitive position is dependent on patent or trademark protection or that our operations are dependent upon any single patent or group of related patents. We nevertheless face intellectual property-related risks. For more information on these risks, see Item 1A, “Risk Factors—Risks Related to Our Business—We may not be able to adequately protect our intellectual property rights in foreign countries, and we may become involved in intellectual property disputes.”

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

The cost of compliance with environmental, health and safety laws and capital expenditures required to meet regulatory requirements is not anticipated to have a material effect on our financial position, results of operations, cash flows or competitive position.

In October 2013, the State of Illinois filed a complaint against our subsidiary Allied Tube, alleging violations of the Illinois Environmental Protection Act, or the “IEPA,” relating to discharges to a storm sewer system that terminates at Allied Tube’s Harvey, Illinois manufacturing facility. The State sought an injunction ordering Allied Tube to take immediate corrective action to abate the alleged violations and civil penalties as permitted by applicable law. Allied Tube has reviewed management practices and made improvements to its diesel fuel storage and truck maintenance areas to resolve the State’s claims. We entered into a consent order that required Allied Tube to pay a nominal penalty, install base low-flow oil and water separation equipment and take certain additional remedial actions to resolve the State’s claim. The installation of the low-flow oil and water separation equipment is complete and certain additional remediation activities are in progress. We do not currently expect that any remaining obligations would have a material effect on our financial position, results of operations or cash flows.

In August 2014, we received from the IEPA the terms of a proposed new stormwater discharge permit for our Harvey, Illinois manufacturing facility. Because the facility did not meet the zinc limit set forth in the proposed permit, the Company commenced negotiations with the IEPA to agree upon mutually acceptable discharge limits. During these negotiations, the facility was operating under an extension of the terms of our existing stormwater discharge permit. In October 2016, we received the final permit. A mutually agreed upon compliance plan is part of the permit, which was modified in December 2019 to accommodate trials of a metal coating technology that would nearly eliminate the largest source of zinc emissions from our galvanizing operations. Although the metal coating trials were not successful, we are in the final stages of installing zinc treatment systems for both the storm water discharges, but also further reducing the zinc emitted from the galvanizing manufacturing operations. A new permit was issued August 5, 2021 that includes a less stringent permit limit based on the receiving stream evaluation, which also includes a one-year start-up / shake-down period to meet the new zinc limit. The compliance plan includes studies to reduce zinc emitted from galvanizing manufacturing operations, implementation of more rigorous management practices, evaluation of the installation of passive/cost effective stormwater treatment and receiving stream studies to determine if a less stringent permit limit will be as protective of the water system as the current permit limit. We continue to work towards compliance and have kept the IPEA informed on our progress. Given the scope and time frame of the compliance plan, we do not expect that achieving compliance with either the stormwater discharge permit or the plan will have a material effect on our financial position, results of operations or cash flows.

We are continually investigating, remediating or addressing contamination at our current and former facilities. For example, we are currently monitoring groundwater contamination at our Wayne, Michigan facility. Future remediation activities may be required to address contamination at or migrating from the Wayne, Michigan site. Many of our current and former facilities have a history of industrial usage for which additional investigation and remediation obligations could arise in the future and which could materially adversely affect our business, financial position, results of operations or cash flows.

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

Risks Related to Our Business

Our performance may be impacted by general business and economic conditions, which could materially and adversely affect our business, financial position, results of operations or cash flows.

The success of our business is affected by a number of general business and economic conditions. Our primary end markets are new non-residential construction, repair and remodel (“MR&R”), residential, OEM, and international markets. Decrease in global economic activity may result in downturns or periods of economic weakness in our primary end markets. Such decreases may be instigated by factors beyond our control, including economic recessions, the COVID-19 pandemic, supply chain disruptions, availability of raw materials and other items sourced for production and delivery of finished product, changes in end-user preferences, consumer confidence, inflation, availability of credit, fluctuations in interest and currency exchange rates and changes in the fiscal or monetary policies of governments in the regions in which we operate. In turn, we may experience diminished demand for our products, which could create excess capacity and reduce the prices which we are able to charge for our products. The materialization of any of these risks could have a material adverse effect on our business, financial position, results of operations and cash flows.

During the United States economic recession which began in the second half of 2007 and continued through June of 2009, demand for our products declined significantly. Another economic downturn in any of the markets we serve may result in a reduction of sales and pricing for our products. Any such economic downturn could also adversely affect the creditworthiness of our customers. If the creditworthiness of our customers declines, we could face increased credit risk and some, or many, of our customers may not be able to pay us amounts when they become due. Economic downturns may also result in restructuring actions and associated expenses and the impairment of long-lived assets, including goodwill and other intangibles. In particular, we may be forced to close underperforming facilities. Any such restructuring actions, combined with reduced demand and excess capacity, could negatively impact our business, financial position, results of operations or cash flows.

We cannot predict economic conditions, or the timing or strength of demand in our markets. Weakness in the markets in which we operate could have a material adverse effect on our business, financial position, results of operations or cash flows.

The non-residential construction industry accounts for a significant portion of our business, and a downturn in the non-residential construction industry could materially and adversely affect our business, financial position, results of operations or cash flows.

Our business is largely dependent on the non-residential construction industry. Approximately 33% of our net sales in fiscal 2021 were directly related to United States new non-residential construction. For new construction, we estimate that our product installation typically lags United States non-residential starts by six to twelve months. The United States non-residential construction industry is cyclical, with product demand based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. United States non-residential construction starts, as reported by Dodge, reached a historic low of 690 million square feet in our fiscal 2010 and increased to 1,243 million square feet in our fiscal 2021, which remains below historical levels.

From time to time we have been adversely affected in various parts of the country by declines in non-residential building construction starts due to, among other things, supply chain disruptions and availability of construction labor and materials, changes in tax laws affecting the real estate industry, interest rate increases and governmental restrictions relating to the COVID-19 pandemic. Continued uncertainty about current economic conditions will continue to pose a risk to our business, financial position, results of operations and cash flows, as participants in this industry may postpone spending in response to negative financial news or declines in income or asset values, which could have a continued material negative effect on the demand for our products.

Widespread public health conditions, and specifically the COVID-19 pandemic, have had and could continue to have a material adverse impact on our business, financial position, results of operations and cash flows.

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

As of the date of this filing, we have seen volume declines in our business across several product categories, as customers and end markets face some uncertainty and delays in timing of work. In particular, some construction site closures or project delays have occurred, and job sites have had to adjust to increased physical distancing, and shortages of labor and construction materials and health-related precautions. Given the continued uncertainty with respect to impacts of the pandemic, it is unknown how significant this will become. Further uncertainty and delays in our end-markets could have a material adverse impact on the demand for our products, some jurisdictions may raise taxes to help cover pandemic-related costs and disruptions to or adverse conditions in the financial industry could affect our ability to obtain financing on favorable terms or at all.

While our operations are currently considered an “essential business”, the extent and duration of the COVID-19 pandemic’s impact remain highly uncertain and dependent on future developments that cannot be accurately predicted, such as the availability and effectiveness of vaccines, future mutations of the COVID-19 virus and any resulting impact of the effectiveness of vaccines, the severity of the COVID-19 pandemic, the extent and effectiveness of containment actions, and the impacts of these and other factors on our operations and the global economy. We also cannot predict how legal and regulatory responses to concerns about the COVID-19 pandemic and related public health issues will impact our business. These and other factors could have a material adverse impact on our business, financial position, results of operations and cash flows and may cause us to revisit or revise estimates of future earnings or other guidance we have previously provided to the markets.

Furthermore, the heightened uncertainty within the macroeconomic environment has caused our stock price to be volatile which could include declines in the future, due in part to the volatility of the stock market and any general economic downturn.

The raw materials on which we depend in our production process may be subject to price increases which we may not be able to pass through to our customers, or to price decreases which may decrease the prices of our products. As a result, such price fluctuations could materially and adversely affect our business, financial position, results of operations or cash flows.

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

We may not always be completely successful in managing raw material market fluctuations in the future. We generally sell our products on a spot basis (and not under long-term contracts). Accordingly, in periods of declining raw material prices, we may face pricing pressure from our customers to reduce our products’ prices. Conversely, in periods of increasing raw material prices, we may not be able to pass on such increases to our customers. Our inability to maintain established price levels in an environment of declining raw material prices, or offset increasing raw material prices by our products’ prices, could materially and adversely affect our business, financial position, results of operations or cash flows.

We operate in a competitive landscape, and increased competition could materially and adversely affect our business, financial position, results of operations or cash flows.

The principal markets that we serve are highly competitive. Competition is based primarily on product offering, product innovation, quality, service and price. Our principal competitors range from national manufacturers to smaller regional manufacturers and differ by each of our product lines. See Item 1, “Business—Competition.” Some of our competitors may have greater financial and other resources than we do and some may have more established brand names in the markets we serve. The actions of our competitors may encourage us to lower our prices or to offer additional services or enhanced products at a higher cost to us, which could reduce our gross profit, net income or cash flows or may cause us to lose market share. Any of these consequences could materially and adversely affect our business, financial position, results of operations or cash flows.

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

Interruptions in the proper functioning of our information technology (“IT”) systems, including from cybersecurity threats, could disrupt operations and cause unanticipated increases in costs or decreases in revenues, or both.

We use our IT systems to, among other things, run and manage our manufacturing operations, manage inventories and accounts receivable, make purchasing decisions and monitor our results of operations, and process, transmit and store sensitive electronic data, including employee, supplier and customer records. As a result, the proper functioning of our IT systems is critical to the successful operation of our business. Our information systems include proprietary systems developed and maintained by us. In addition, we depend on IT systems of third parties, such as suppliers, retailers and OEMs to, among other things, market and distribute our products, develop new products and services, operate our website, host and manage our services, store data, process transactions, respond to customer inquiries and manage inventory and our supply chain. Although our IT systems are protected through physical and software safeguards and remote processing capabilities exist, our IT systems or those of third parties whom we depend upon are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures and other problems. If critical proprietary or third-party IT systems fail or are otherwise unavailable, including as a result of system upgrades and transitions, our ability to manufacture, process orders, track credit risk, identify business opportunities, maintain proper levels of inventories, collect accounts receivable, pay expenses and otherwise manage our business would be adversely affected.

Our business is also vulnerable to cyberattacks. Cyber incidents can result from deliberate attacks or unintentional events. Cybersecurity attacks in particular are becoming more sophisticated and more frequent and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our vendors) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, “denial of service” attacks, phishing, untargeted but sophisticated and automated attacks and other disruptive software campaigns. We have been, and likely will continue to be, subject to potential damage from cybersecurity attacks. Despite our security measures, our IT systems and infrastructure or those of our third parties may be vulnerable to such cyber incidents. The result of these incidents could include, but are not limited to, disrupted operations, misstated or misappropriated financial data, theft of our intellectual property or other confidential information (including of our customers, suppliers and employees), liability for stolen assets or information, increased cyber security protection costs and reputational damage adversely affecting customer or investor confidence. In addition, if any information about our customers, including payment information, were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers. We have incurred costs and may incur significant additional costs in order to implement the security measures we feel are appropriate to protect our IT systems.

Our business, financial position, results of operations or cash flows could be materially and adversely affected by the importation of similar products into the United States, as well as U.S. trade policy and practices.

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

The markets for certain of our products are influenced by federal, state, local and international governmental regulations, trade policies and trade groups (such as the Buy America regulations, American Recovery and Reinvestment Act of 2009, Underwriters Laboratories, National Electrical Code and American Society of Mechanical Engineers) as well as other policies, including those imposed on the non-residential construction industry (such as the National Electrical Code and corresponding state and local laws based on the National Electrical Code). These regulations and policies are subject to change. Any changes to such regulations, laws and policies could materially and adversely affect our business, financial position, results of operations or cash flows. Specifically, changes to the National Electrical Code and any similar state, local or non-U.S. laws, including changes that would allow for alternative products to be used in the non-residential construction industry or that would render less restrictive or otherwise reduce the current requirements under such laws and regulations, could expand the scope of products which could serve as alternatives to our products. As a result, competition in the industries in which we operate could increase, with a potential corresponding decrease in the demand for our products. To remain competitive, we may be forced to reduce the prices of our products.

In addition, in the event that changes in such laws would render current requirements more restrictive, we may be required to change our products or production processes to meet such increased restrictions, which could result in increased costs and cause us to lose market share.

The materialization of any of these risks may have a material adverse effect on our business, financial position, results of operations or cash flows.

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

We have incurred and continue to incur significant costs to comply with current and future environmental and health and safety laws and regulations, and our operations expose us to the risk of material environmental and health and safety laws liability.

We are subject to numerous federal, state, local and non-U.S. environmental laws governing, among other things, the generation, use, storage, treatment, transportation, disposal and management of hazardous substances and wastes, emissions or discharges of pollutants or other substances into the environment, investigation and remediation of, and damages resulting from, releases of hazardous substances.

Our failure to comply with applicable environmental laws, regulations and permit requirements could result in civil or criminal fines or penalties, enforcement actions, and regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures such as the installation of pollution control equipment, which could materially and adversely affect our business, financial position, results of operations or cash flows. Accordingly, compliance with these laws, regulations, permits and approvals is a significant factor in our business. We have incurred, and expect to continue to incur, capital expenditures in addition to ordinary course costs to comply with applicable current and future environmental laws, such as those governing air emissions and wastewater discharges. These laws are subject to change, which could be frequent and material. The imposition of more stringent federal, state or local environmental rules or regulations could increase our operating costs and expenses. In addition, government agencies could impose conditions or other restrictions in our environmental permits which increase our costs.

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

We could be subject to third-party claims for property damage and nuisance or otherwise as a result of violations of, or liabilities under, environmental laws or in connection with releases of hazardous or other materials at any current or former facility. We could also be subject to environmental indemnification or other claims in connection with assets and businesses that we have divested.

We are also subject to various federal, state, local and foreign requirements concerning health and safety conditions at our manufacturing facilities, including those promulgated by the U.S. Occupational Safety and Health Administration (“OSHA”). The operation of manufacturing facilities involves many risks, including the failure or substandard performance of equipment, suspension of operations and new governmental statues, regulations, guidelines and policies. Our and our customers’ operations are also subject to various hazards incidental to the production, use, handling, processing, storage and transportation of certain hazardous materials. These hazards can cause personal injury, severe damage to and destruction of property and equipment and environmental damage. Furthermore, we may become subject to claims with respect to workplace exposure, personal injury, workers’ compensation and other matters. We may be subject to material financial penalties or liabilities for noncompliance with health and safety requirements, as well as potential business disruption, if any of our facilities or a portion of any facility is required to be temporarily closed as a result of any significant injury or any noncompliance with applicable requirements. Moreover, we have sustained capital expenditure in complying with applicable health and safety laws and regulations, and any changes to such laws and regulations could increase our costs of operations.

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

We rely on several customers for a significant portion of our net sales, and the loss of such customers, or their inability or unwillingness to pay our invoices on time could materially and adversely affect our business, financial position, results of operations or cash flows.

Certain of our customers, in particular buying groups representing consortia of independent electrical distributors, national electrical distributors, OEMs, data centers and medical center general contractors are material to our business, financial position, results of operations and cash flows because they account for a significant portion of our net sales. In fiscal 2021, although no single customer accounted for more than 10% of our net sales, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 37% of our net sales. Our percentage of sales to our major customers may increase if we are successful in our strategy of expanding the range of products which we sell to existing customers. In such an event, or in the event of any consolidation in certain segments we serve, including retailers selling building products, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. Our top customers may also be able to exert influences on us with respect to pricing, delivery, payment or other terms. Any termination of a business relationship with, or a significant sustained reduction in business received from, one or more of our largest customers could have a material adverse effect on our business, financial position, results of operations or cash flows.

The majority of our net sales are facilitated through the extension of credit to our customers, and a significant asset included in our working capital is accounts receivable from customers. As of September 30, 2021, CED National represented 11% of the Company’s accounts receivable, with no significant amounts past due. As of September 30, 2020, one customer, Sonepar Management US, Inc., represented 11% of the Company’s accounts receivable balance due to increased sales in the last 60 days of the year. See Note 17, “Segment Information” to the accompanying consolidated financial statements included elsewhere in this Annual Report. If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our business, financial position, results of operations or cash flows could be materially and adversely affected.

Our working capital requirements could result in us having lower cash available for, among other things, capital expenditures and acquisition financing.

Our working capital needs fluctuate based on economic activity and the market prices for our main raw materials, which are predominantly steel, copper and PVC resin. We require significant working capital to purchase these raw materials and sell our products efficiently and profitably to our customers. Our cash collection cycle is generally one to two months longer than our cash payment cycle. If our working capital requirements increase and we are unable to finance our working capital on terms and conditions acceptable to us, we may not be able to obtain raw materials to respond to customer demand, which could result in a loss of sales.

If our working capital needs increase, the amount of liquidity we have at our disposal to devote to other uses will decrease. A decrease in liquidity could, among other things, limit our flexibility, including our ability to make capital expenditures and to complete acquisitions that we have identified, thereby materially and adversely affecting our business, financial position, results of operations and cash flows.

Labor disputes, increased labor costs or work stoppages could adversely affect our operations and impair our financial performance.

As of September 30, 2021, approximately 21% of our domestic and international employees were represented with a collective bargaining agreement by labor unions. Work stoppages or production interruptions could occur at our facilities or our suppliers’ facilities. Such disputes may arise under existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress or for other reasons. Any amendments to existing collective bargaining agreements, or the implementation of new collective bargaining agreements, could result in increased labor costs.

Any organizing efforts, significant work stoppages or increases in labor costs could materially and adversely affect our business, financial position, results of operations or cash flows. See Item 1, “Business—Human Capital Resources.”

Our business requires skilled labor, and we may be unable to attract and retain qualified employees.

The Company’s success is dependent on our employees, so it’s critical that we continue to attract and retain talent. To accomplish this, the Company needs to offer a total rewards package that includes competitive benefits and pay, reflecting our long-term commitment to the well-being of our employees. Efforts to attract talent to fill open roles in light of recent constrained labor availability may take more time than in the past and may cost the Company significantly more than in recent years. Moreover, the constrained labor conditions may mean that retention of existing talent may require significant additional pay and incentives.

We have financial obligations relating to pension plans that we maintain in the United States.

We provide pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible United States employees. As of September 30, 2021, we estimated that our pension plans were underfunded by approximately $2.7 million, both of which are frozen and do not accrue any additional service cost. As such, the funded status is primarily impacted by the performance of the underlying assets supporting the plan and changes in interest rates or other factors, which may trigger additional cash contributions. Our pension obligations are calculated annually and are based on several assumptions, including then-prevailing conditions, which may change from year to year. If in any year our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

Unplanned outages at our facilities or those of our suppliers and other unforeseen disruptions could materially and adversely affect our business, financial position, results of operations or cash flows.

Our business depends on the operation of our manufacturing and distribution facilities as well as those of our suppliers. It is possible that we or they could experience prolonged periods of reduced production or distribution capacity due to interruptions in the operations of our facilities or those of our key suppliers. It is also possible that operations may be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, accidents, effects of the pandemic and severe weather conditions. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions. To the extent that lost production or distribution capacity could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and production costs could be adversely affected.

We rely on the efforts of agents and distributors to generate sales of our products.

We utilize various third-party agents and distributors to market, sell and distribute our products and to directly interact with our customers and end-users by providing customer service and support. No single agent or distributor accounts for a material percentage of our annual net sales. We do not have long-term contracts with our third-party agents and distributors, who could cease offering our products. In addition, many of our third-party agents and distributors with whom we transact business also offer the products of our competitors to our ultimate customers and they could begin offering our products with less prominence. The loss of a substantial number of our third-party agents or distributors or a dramatic deviation from the amount of sales they generate, including due to an increase in their sales of our competitors’ products, could reduce our sales and could materially and adversely affect our business, financial position, results of operations or cash flows.

We may be required to recognize goodwill, intangible assets or other long-lived asset impairment charges.

As of September 30, 2021, we had goodwill of $199.0 million, intangible assets of $241.2 million, and other long-lived assets of $316.7 million. Goodwill and indefinite-lived intangible assets are not amortized and are subject to impairment testing at least annually. Future events, such as declines in our cash flow projections or customer demand, may cause impairments of our goodwill or long-lived assets based on factors such as the price of our common stock, projected cash flows, assumptions used or other variables.

In addition, if we divest long-lived assets at prices below their asset value, we must write them down to fair value resulting in long-lived asset impairment charges, which could adversely affect our financial position or results of operations. See Note 12, “Goodwill and Intangible Assets” to the accompanying consolidated financial statements included elsewhere in this Annual Report. We cannot accurately predict the amount and timing of any impairment of assets, and we may be required to recognize goodwill or other asset impairment charges which could materially and adversely affect our results of operations. See “Item 8. Financial Statements and Supplementary Data”.

We are subject to certain safety and labor risks associated with the manufacturing and testing of our products.

As of September 30, 2021, we employed approximately 4,000 total full-time equivalent employees, a significant percentage of whom work at our 42 manufacturing facilities. Our business involves complex manufacturing processes and there is a risk that an accident resulting in property damage, personal injury or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test such products under rigorous conditions, which could potentially result in injury or death. The outcome of any personal injury, wrongful death or other litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith or negative effects on employee morale, could have a negative effect on our business, financial position, results of operations or cash flows. In addition, any accident could result in manufacturing or product delays, which could negatively affect our business, financial position, results of operations or cash flows. See Item 8, “Financial Statements and Supplementary Data”.

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

While we currently maintain insurance coverage to address a portion of these types of liabilities, we cannot make assurances that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Further, while we intend to seek indemnification against potential liability for product liability claims from relevant parties, we cannot guarantee that we will be able to recover under any such indemnification agreements. Any claims that result in liability exceeding our insurance coverage and rights to indemnification by third parties could materially and adversely affect our business, financial position, results of operations or cash flows. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome. For example, certain of our subsidiaries have been named as defendants in product liability lawsuits claiming that our ABF II anti-microbial coated sprinkler pipe allegedly caused environmental stress cracking in chlorinated PVC pipe. See Note 15, “Commitments and Contingencies” to the accompanying consolidated financial statements included elsewhere in this Annual Report. An unsuccessful product liability defense could be highly costly and accordingly result in a decline in revenues and profitability.

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

We may not be able to adequately protect our intellectual property rights, and we may become involved in intellectual property disputes.

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

Any failure of various measures to protect our technology and intellectual property, the independent discovery by third parties of our trade secrets and proprietary know-how and the independent development of substantially equivalent proprietary information or techniques by third parties could impair our competitive advantage. In particular, the infringement, expiration or other loss of these methods and other proprietary information could reduce the barriers to entry into our existing lines of business and may result in a loss of market share, which could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

We face risks associated with our international operations which could materially and adversely affect our business, financial position, results of operations or cash flows.

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

Evolving foreign laws and legal systems, including those that will occur as a result of the United Kingdom’s withdrawal from the European Union (“Brexit”), may adversely affect global economic and market conditions and could contribute to volatility in the foreign exchange markets.

The United Kingdom left the E.U. on January 31, 2020. On May 1, 2021, the E.U.-U.K. Trade and Cooperation Agreement (the “TCA”) became effective. The TCA provides the United Kingdom and E.U. members with preferential access to each other’s markets, without tariffs or quotas on imported products between the jurisdictions, provided that certain rules of origin requirements are complied with. However, economic relations between the United Kingdom and the E.U. will now be on more restricted terms than existed prior to Brexit. It is difficult to predict the severity of the impact of these changes on our United Kingdom and E.U. based operations. Goods moving between the United Kingdom and any member of the E.U. will be subject to additional customs requirements and documentation checks, leading to possible higher transportation and regulatory costs, as well as delays at ports of entry and departure. Such delays could adversely impact elements of our supply chain and also our ability to meet customers’ delivery schedules. The United Kingdom has yet to determine which E.U. laws and regulations to replace or replicate and compliance with any amended or additional laws and regulations could increase our costs. To the extent that higher costs are incurred which cannot be passed on to our customers, this could decrease the profitability of our United Kingdom and E.U. operations.

Our inability to introduce new products effectively or implement our innovation strategies could adversely affect our ability to compete.

We continually seek to develop products and solutions that allow us to stay at the forefront of developments in the Electrical and Safety & Infrastructure markets. The success of new products depends on a variety of factors, including but not limited to, timely and successful product development, the effective consummation of strategic acquisitions, market acceptance and demand, competitive response, protection of associated intellectual property and avoidance of third-party infringement of the Company’s intellectual property, our ability to manage risks associated with product life cycles, the effective management of inventory and purchase commitments, the availability and cost of raw materials and the quality of our initial products during the initial period of introduction. Some of the foregoing factors are beyond our control and we cannot fully predict the ultimate success of the introduction of new products, especially in the early stages of innovation. In introducing new products and implementing our innovation strategies, any delays, unexpected costs, diversion of resources, loss of key employees or other setbacks could materially and adversely affect our business, financial position, results of operations or cash flows.

Our business, financial position or results of operations could be materially and adversely affected by our inability to acquire or import raw materials, component parts or finished goods from existing suppliers and significant increases in government regulation or restrictions relating to such imports.

Our business, financial position or results of operations could be materially and adversely affected by our inability to import raw materials, component parts or finished goods under the regulatory regimes applicable to our business. Although we seek to have alternate sources and recover increases in input costs through price increases in our products, regulatory changes or other governmental actions could result in the need to change suppliers or incur cost increases that cannot, in the short term, or in some cases even the long term, be offset by our prices. Such changes could reduce our gross profit, net income and cash flow. Any of these consequences could materially and adversely affect our business, financial position, results of operations or cash flows.

We rely on materials, components and finished goods, such as Cpic fiber, steel and aluminum, that are sourced from or manufactured in foreign countries. Import tariffs and potential import tariffs have resulted or may result in increased prices for these imported goods and materials and, in some cases, may result or have resulted in price increases for domestically sourced goods and materials. Changes in U.S. trade policy have resulted and could result in additional reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products or import goods and materials from those countries. These measures could also result in increased costs for goods imported into the U.S. or may cause us to adjust our worldwide supply chain. Either of these could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

Additionally, anti-terrorism measures and other disruptions to the raw material supply network could impact our operations and those of our suppliers. In the aftermath of terrorist attacks in the United States, federal, state and local authorities have implemented and continue to implement various security measures that affect the raw material supply network in the United States and abroad. If security measures disrupt or impede the receipt of sufficient raw materials to us and our suppliers, we may fail to meet the needs of our customers or may incur increased expenses to do so.

In connection with acquisitions, joint ventures or divestitures, we may become subject to liabilities and required to issue additional debt or equity.

In connection with any acquisitions or joint ventures and agreements relating to Tyco’s 2010 sale of a greater than 50% stake in the Company, we may acquire or become subject to liabilities such as legal claims, including but not limited to third-party liability and other tort claims; claims for breach of contract; employment-related claims; environmental liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; liability for hazardous materials; or tax liabilities. If any of these liabilities are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. In addition, we may have to indemnify a counterparty in a divestiture for certain liabilities of the subsidiary or operations subject to the divestiture transaction. These liabilities, if they materialize, could materially and adversely affect our business, financial position, results of operations or cash flows.

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

Acquisitions are a component of our growth strategy; however, there can be no assurance that we will be able to continue to grow our business through acquisitions as we have done historically or that any businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. We will continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing product offering. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future, nor can we assure you that completed acquisitions will be successful. If an acquired business fails to operate as anticipated or presents greater than expected liability profile or cannot be successfully integrated with our existing business, our business, financial position, results of operations or cash flows could be materially and adversely affected.

Regulations related to “conflict minerals” may force us to incur additional expenses, create complexities in our supply chain and damage our reputation with customers.

As a public company, we are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the “Dodd-Frank Act.” The SEC has adopted requirements under the Dodd-Frank Act for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements require companies to conduct due diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. There are costs associated with complying with these disclosure requirements, including for efforts to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities.

In addition, compliance with these requirements could adversely affect the sourcing, supply and pricing of materials used in our products. Specifically, such requirements could limit the pool of suppliers who can provide conflict-free minerals and as a result, we may not be able to obtain these conflict-free minerals at competitive prices. We may also face reputational challenges if we are unable to verify the origins for all “conflict minerals” used in our products through the procedures we have implemented. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier, or we may be forced to reduce our prices to compensate for this lack of certification.

Risks Related to Our Indebtedness

Our indebtedness may adversely affect our financial health.

As of September 30, 2021, we had approximately $771.1 million of total long-term consolidated indebtedness outstanding (including current portion) under AI and AII’s credit facilities (“Credit Facilities”), which consist of: (i) an asset-based credit facility (“ABL Credit Facility”); (ii) the new senior secured term loan facility (the “New Senior Secured Term Loan Facility”); and (iii) the 4.25% Senior Notes due 2031 (the “Senior Notes”). As of September 30, 2021, AII had $315.5 million of available borrowing capacity under the ABL Credit Facility and there were no outstanding borrowings (excluding $9.5 million of letters of credit issued under the facility). Our indebtedness could have important consequences for you. Because of our indebtedness:

•our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our indebtedness may be impaired in the future;
•a large portion of our cash flow from operations may be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;
•we are exposed to the risk of increased interest rates because a significant portion of our borrowings are at variable rates of interest;
•it may be more difficult for us to satisfy our obligations to other creditors, resulting in possible defaults on, and acceleration of, such indebtedness;
•we may be more vulnerable to general adverse economic and industry conditions;
•we may be at a competitive disadvantage compared to our competitors with proportionately less indebtedness or with comparable indebtedness on more favorable terms and, as a result, they may be better positioned to withstand economic downturns;
•our ability to refinance indebtedness may be limited or the associated costs may increase;
•our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited; and
•we may be prevented from carrying out capital spending and restructurings that are necessary or important to our growth strategy and efforts to improve our operating margins.

Despite our indebtedness levels, we and our subsidiaries may incur substantially more indebtedness, which may increase the risks created by our indebtedness.

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the credit agreements and indenture governing the Credit Facilities do not fully prohibit us or our subsidiaries from incurring additional debt. If our subsidiaries are in compliance with certain leverage or coverage ratios set forth in the agreements governing the Credit Facilities, they may be able to incur substantial additional indebtedness, which may increase the risks created by our current indebtedness. Subject to certain conditions and without the consent of the then existing lenders, the loans under the New Senior Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to $235.0 million, plus an additional amount not to exceed specified leverage or coverage ratios. In addition, subject to certain conditions and without the consent of the then existing lenders, the loans under the ABL Credit Facility may be expanded by up to $150 million, and the credit agreements governing the Credit Facilities allow for up to $50.0 million of second lien facilities. As of September 30, 2021, we had an additional $315.5 million in availability under the ABL Credit Facility.

Increases in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

A portion of our outstanding indebtedness bears interest or will bear interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially and adversely affect our business, financial position, results of operations or cash flows. As of September 30, 2021, each one percentage point change in interest rates would have resulted in a change of approximately $3.8 million in the annual interest expense on the New Senior Secured Term Loan Facility. As of September 30, 2021, assuming availability was fully utilized, each one percentage point change in interest rates would have resulted in a change of approximately $3.3 million in annual interest expense on the ABL Credit Facility. Additionally, if the ABL Credit Facility were fully utilized, the margin we pay on borrowings would increase by 0.5% from the current level and we would incur additional interest expense of $1.6 million. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our indebtedness, thereby affecting our profitability.

In addition, a transition away from LIBOR as a benchmark for establishing the applicable interest rate may affect the cost of servicing our debt under the New Senior Secured Term Loan Facility and the ABL Credit Facility. The potential consequences from discontinuation, modification, or reform of LIBOR, implementation of alternative reference rates, and any interest rate transition process cannot be fully predicted and may have an adverse impact on values of LIBOR-linked securities and other financial obligations or extensions of credit and may involve among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in effectiveness of related transactions such as hedges, increased borrowing costs or uncertainty under applicable documentation. For example, if any alternative base rate or means of calculating interest with respect to our outstanding variable rate indebtedness leads to an increase in the interest rates charged, it could result in an increase in the cost of such indebtedness, impact our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial position, results of operations or cash flows.

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

The Credit Facilities contain covenants that, among other things, restrict the ability of AII and its subsidiaries to incur additional indebtedness and create liens, pay dividends and make other distributions or to purchase, redeem or retire capital stock, purchase, redeem or retire certain junior indebtedness, make loans and investments, enter into agreements that limit AII’s or its subsidiaries' ability to pledge assets or to make distributions or loans to us or transfer assets to us, sell assets, enter into certain types of transactions with affiliates, consolidate, merge or sell substantially all assets, make voluntary payments or modifications of junior indebtedness and enter into new lines of business.

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

Atkore Inc. (“AI”), AIH, and AII are each holding companies, and as such they have no independent operations or material assets other than ownership of equity interests in their respective subsidiaries. AI, AIH and AII each depend on their respective subsidiaries to distribute funds to them so that they may pay obligations and expenses, including satisfying obligations with respect to indebtedness. Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness depends on the financial and operating performance of our subsidiaries and their ability to make distributions and dividends to us, which, in turn, depends on their results of operations, cash flows, cash requirements, financial position and general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control.

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

The outstanding borrowings under the ABL Credit Facility are scheduled to mature on May 26, 2026, the New Senior Secured Term Loan Facility has a maturity date of May 26, 2028, and the Senior Notes mature on June 1, 2031. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our indebtedness. Market disruptions, such as those experienced in relation to the COVID-19 pandemic, as well as our indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

If our subsidiary AII cannot make scheduled payments on its indebtedness, it will be in default and the lenders under the Credit Facilities could terminate their commitments to loan money or foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

Risks Related to Our Common Stock

AI is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all of its operations and expenses, including to make future dividend payments, if any.

Our operations are conducted entirely through our subsidiaries, and our ability to generate cash to fund our operations and expenses, to pay dividends or to meet debt service obligations is highly dependent on the earnings and the receipt of funds from our subsidiaries through dividends or intercompany loans. Deterioration in the financial condition, earnings or cash flow of AII and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent our subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or are otherwise unable to provide funds to the extent of our needs, there could be a material adverse effect on our business, financial position, results of operations or cash flows.

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
On November 16, 2021, the board of directors approved a share repurchase program for the repurchase of up to an aggregate amount of $400 million of the Company’s common stock over a two-year period. We expect that share repurchases under the program will be funded with cash on hand. The amount and timing of share repurchases will be based on a variety of factors. Important factors that could cause the Company to limit, suspend or delay its share repurchases include unfavorable trading market conditions, the price of the Company’s common stock, the nature of other investment opportunities presented to us from time to time, the ability to obtain financing at attractive rates and the availability of U.S. cash. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated by-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock.

Our third amended and restated certificate of incorporation (“amended and restated certificate of incorporation”)
and our third amended and restated by-laws, (“amended and restated by-laws”) include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by-laws collectively:

•authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;
•limit the ability of stockholders to remove directors;
•provide that vacancies on our board of directors, including vacancies resulting from an enlargement of our board of directors, may be filled only by a majority vote of directors then in office;
•prohibit stockholders from calling special meetings of stockholders;
•prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of stockholders; and
•establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders.

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

We do not currently intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to fund our growth, to develop our business, for working capital needs, for general corporate purposes, to repurchase shares and to repay debt. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future, and the success of an investment in shares of our common stock depends upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. Payments of dividends, if any, are at the sole discretion of our board of directors after taking into account various factors, including general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications of the payment of dividends by us to our stockholders or by our subsidiaries (including AII) to us, and such other factors as our board of directors may deem relevant. In addition, our operations are conducted almost entirely through our subsidiaries. As such, to the extent that we determine in the future to pay dividends on our common stock, none of our subsidiaries will be obligated to make funds available to us for the payment of dividends. Further, the agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law imposes additional requirements that may restrict our ability to pay dividends to holders of our common stock.

Our amended and restated certificate of incorporation includes provisions limiting the personal liability of our directors for breaches of fiduciary duty under the DGCL.

Our amended and restated certificate of incorporation contains provisions relating to the liability of directors in response to claims arising under the General Corporation Law of the State of Delaware (“DGCL”). These provisions eliminate a director’s personal liability to the fullest extent permitted by the DGCL for monetary damages resulting from a breach of fiduciary duty, except in circumstances involving:

•any breach of the director’s duty of loyalty;
•acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;
•Section 174 of the DGCL (unlawful dividends); or
•any transaction from which the director derives an improper personal benefit.

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

The market price of our common stock may fluctuate significantly. Among the factors that could affect our stock price are:
•industry or general market conditions;
•availability of labor and raw materials;
•domestic and international economic factors unrelated to our performance;
•changes in our customers’ preferences;
•new regulatory pronouncements and changes in regulatory guidelines;
•lawsuits, enforcement actions and other claims by third parties or governmental authorities;
•actual or anticipated fluctuations in our quarterly operating results;
•changes in securities analysts’ estimates of our financial performance or lack of research coverage and reports by industry analysts;
•action by institutional stockholders or other large stockholders, including future sales of our common stock;
•failure to meet any guidance given by us or any change in any guidance given by us, or changes by us in our guidance practices;
•announcements by us of significant impairment charges;
•speculation in the press or investment community;
•investor perception of us and our industry;
•changes in market valuations or earnings of similar companies;
•announcements by us or our competitors of significant contracts, acquisitions, dispositions or strategic partnerships;
•war, terrorist acts and epidemic disease;
•any future sales of our common stock or other securities;
•additions or departures of key personnel; and
•misconduct or other improper actions of our employees.

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

Changes in international and domestic tax laws, including the reaction by states to federal legislation or the costs of responding to the COVID-19 pandemic, and changes in tax law enforcement, could negatively impact our tax provision, cash flow, or tax related balance sheet amounts. In particular, it is possible that U.S. federal income or other tax laws or the interpretation of tax laws will change, including as a result of possible tax legislation that may be proposed by the Biden Administration. It is difficult to predict whether and when there will be tax law changes having a material adverse effect on our business, financial position, results of operations and cash flows.

Changes in U.S. tax law could also have broader implications, including impacts to the economy, currency markets, inflation environment, consumer behavior or competitive dynamics, which are difficult to predict, and may positively or negatively impact our business, financial position, results of operations or cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in owned premises at 16100 South Lathrop Avenue, Harvey, Illinois. We and our operating companies own and lease a variety of facilities, principally in the United States, for manufacturing, distribution and light assembly. Our manufacturing, distribution and assembly centers are strategically located to optimize route efficiency, market coverage and overhead. The following chart identifies the number of owned and leased facilities used by each of our reportable segments as of September 30, 2021. We believe that these facilities, when considered with our corporate headquarters, offices and warehouses are suitable and adequate to support the current needs of our business.

Reportable Segment	Owned Facilities	Leased Facilities
Electrical	13	39
Safety & Infrastructure	7	12

We believe that our facilities are well-maintained and are sufficient to meet our current and projected needs. We also have an ongoing process to continually review and update our real estate portfolio to meet changing business needs. Our two principal facilities are located in Harvey, Illinois and New Bedford, Massachusetts. Our owned manufacturing facility in Harvey, Illinois supports both our Electrical and Safety & Infrastructure segments. Our owned facility in New Bedford, Massachusetts supports our Electrical segment.

Item 3. Legal Proceedings

See Note 15, “Commitments and Contingencies” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market Prices

Shares of our common stock have traded on the NYSE under the symbol ATKR since June 10, 2016.

Comparison of Cumulative Total Return

$500
$400
$300
$200
$100
$0
10/3/16
12/30/16
3/31/17
6/30/17
9/29/17
12/29/17
3/29/18
6/29/18
9/28/18
12/28/18
3/29/19
6/28/19
9/30/19
12/27/19
3/27/20
6/26/20
9/30/20
12/24/20
3/26/21
6/25/21
9/30/21
Atkore Inc.
S&P 600 SmallCap
Peer Companies

** Assumes $100 invested on October 3, 2016 in stock or index, including reinvestment of dividends.

The following group of 10 public companies represents the Company's peer group:

•	Acuity Brands	•	Encore Wire Corporation
•	AZZ Inc.	•	Hubbell Incorporated Class B
•	Belden Inc.	•	Littelfuse, Inc.
•	Cornerstone Building Brands, Inc.	•	nVent Electric plc
•	Eaton Corp. Plc	•	Valmont Industries, Inc.

Holders

As of November 12, 2021, there was one stockholder of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

We have not and do not currently intend to declare or pay dividends on our common stock for the foreseeable future. We currently intend to use our future earnings, if any, to fund our growth, to develop our business, for working capital needs, for general corporate purposes, to repurchase shares and to repay debt. Our ability to pay dividends to holders of our common stock is significantly limited as a practical matter by the Credit Facilities insofar as we may seek to pay dividends out of funds made available to us by AII or its subsidiaries, because AII's debt instruments directly or indirectly restrict AII's ability to pay dividends or make loans to us. Any future determination to pay dividends on our common stock will be subject to the discretion of our board of directors and depends upon various factors, including our results of operations, financial condition, liquidity requirements, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by Delaware law, general business conditions and other factors that our board of directors may deem relevant.

Issuer Purchases of Equity Securities

The following table shows our share repurchase programs, on a trade date basis, for each of our fiscal months for the quarter ended September 30, 2021 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
June 27, 2021 to July 23, 2021	—	$—	—	$24,974
July 24, 2021 to August 27, 2021	270	$92.85	270	$—
August 28, 2021 - September 30, 2021	—	$—	—	$—
Total	270		270

(1) On January 28, 2021, the board of directors approved a share repurchase program, under which the Company may repurchase up to $100.0 million of its outstanding common stock. As of September 30, 2021, there were no authorized repurchases remaining. On November 16, 2021, the board of directors approved a share repurchase program, under which the Company may repurchase up to $400 million of its outstanding common stock. These share repurchase programs were funded from the Company's available cash balances. Under the share repurchase programs, the Company was not obligated to acquire any particular amount of common stock, and it may have been terminated at any time at the Company's discretion.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information, as of September 30, 2021, about the amount of common shares to be issued upon the exercise of outstanding options, performance share options (“PSUs”) and restricted stock units (“RSUs”) granted under the 2020 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (together, the “Omnibus Incentive Plan”).

	Equity Compensation Plan Information
(share amounts in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options	Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in (1))
	(1)
Equity compensation plans approved by shareholders	1,606	$19.95	4,353
Equity compensation plans not approved by shareholders	—	—	—
Total	1,606	$19.95	4,353

(1) Includes 769 stock options, 453 PSUs and 384 RSUs granted to officers pursuant to the Omnibus Incentive Plan. Shares underlying RSUs and PSUs are deliverable without payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted-average exercise price of outstanding options. PSUs are reflected at the target level of performance. For a description of the Omnibus Incentive Plan, see Note 5, “Stock Incentive Plan” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities in fiscal 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the accompanying consolidated financial statements and related notes included in this Annual Report.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report, particularly in “Special Note Regarding Forward-Looking Statements and Information” and “Risk Factors” included elsewhere in this Annual Report. The percentages provided below reflect rounding adjustments. Accordingly, figures expressed as percentages when aggregated may not be the arithmetic sum of the percentages that precede them.
Business Factors Influencing our Results of Operations

We are a leading manufacturer of Electrical products primarily for the non-residential construction and renovation markets and Safety & Infrastructure for the construction and industrial markets. The Electrical segment manufactures high quality products used in the construction of electrical power systems including conduit, cable and installation accessories. The Safety & Infrastructure segment designs and manufactures solutions including metal framing, mechanical pipe, perimeter security and cable management for the protection and reliability of critical infrastructure. We believe we hold #1 or #2 positions in the United States by net sales in the vast majority of our products. The quality of our products, the strength of our brands and our scale and presence provide what we believe to be a unique set of competitive advantages that position us for profitable growth.

The following factors may affect our results of operations in any given period:

Economic Conditions. Our business depends on demand from customers across various end markets, including wholesale distributors, OEMs, retail distributors and general contractors. Our products are primarily used by trade contractors in the construction and renovation of non-residential structures such as commercial office buildings, healthcare facilities and manufacturing plants. In fiscal 2021, 90% of our net sales were to customers located in the United States. As a result, our business is heavily dependent on the health of the United States economy, in general, and on United States non-residential construction activity, in particular. A stronger United States economy and robust non-residential construction generally increase demand for our products. In fiscal 2021, our sales and cost of sales were impacted by sharp increases in the prices of the raw materials used in our products. We generally sell our products on a spot basis and as such, were able to pass some of these increases on to our customers. Additionally, we participated in the broader economic recovery from the COVID-19 pandemic as our customers began to resume their operations at pre-pandemic levels of activity.

We believe that our business and demand for our products is influenced by two main economic indicators: United States gross domestic product, or “GDP,” and non-residential construction starts, measured in square footage. The United States non-residential construction market has experienced modest growth over the past few years, in line with United States GDP. Our historic results have been positively impacted by growth in the non-residential construction market, as such growth leads to greater demand for our products. MR&R activity generally increases and represents a greater share of non-residential construction activity during challenging periods in the economic or construction cycle. During those periods, our MR&R demand as a percentage of total demand typically increases, providing a more consistent revenue stream for our business.

Impacts of COVID-19. The outbreak of COVID-19 has continued to spread and is currently classified as a pandemic which is contributing to significant volatility and uncertainty in markets and the global economy. This heightened volatility and uncertainty makes it difficult for us to predict the extent of COVID-19’s impact on our operations going forward.

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

Working Capital. Our working capital requirements are impacted by our operational activities. Our inventory levels may be impacted from time to time, due to delivery lead times from our suppliers. Our cash collection cycle is generally one to two months longer than our cash payment cycle. If our working capital requirements increase and we are unable to finance our working capital on terms and conditions acceptable to us, we may not be able to obtain raw materials to respond to customer demand, which could result in a loss of sales.

Labor Cost and Availability. Labor costs are a direct input into the manufacture of our products. Labor costs are capitalized as a cost of inventory.

Seasonality. In a typical year, our operating results are impacted by seasonality. Historically, sales of our products have been higher in the third and fourth quarters of each fiscal year due to favorable weather for construction-related activities.

Recent Acquisitions. In addition to our organic growth, we have transformed the Company through acquisitions in recent years, allowing us to expand our product offerings with existing and new customers. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the results of our acquisitions are reflected in our financial statements from the date of each acquisition forward.

Our acquisition strategy has focused primarily on growing market share by complementing our existing portfolio with synergistic products and expanding into end-markets that we have not previously served. In total, we have invested $145.0 million in acquisitions since 2019.

We expect to continue to pursue synergistic acquisitions as part of our growth strategy to expand our product offerings. See Note 3, “Acquisitions” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Foreign Currencies. In fiscal 2021, approximately 10% of our net sales came from customers located outside the United States, most of which were foreign currency sales denominated in British pounds sterling, European euros, Canadian dollars, Australian dollars, Chinese yuan, Russian rubles and New Zealand dollars. The functional currency of our operations outside the United States is generally the local currency. Assets and liabilities of our non-U.S. subsidiaries are translated into United States dollars using period-end exchange rates. Foreign revenue and expenses are translated at the monthly average exchange rates in effect during the period. Foreign currency translation adjustments are included as a component of other comprehensive income (loss) within our statements of comprehensive income. See “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Emerging Industry Trends. Pressure from regulators, and expectations from customers, to combat climate change may accelerate the move to more renewable power generation, the electrification of buildings and transportation, and the use of more sustainable methods in construction in our markets. The rapid market growth for the use of digital technologies may continue to drive the need for more digital infrastructure such as data centers and the need for advanced warehousing and distribution centers to support e-commerce. Atkore offers products including electrical conduit & fittings, electrical cable & cable management, metal framing and racking structures that are commonly used in the construction of new and renovated buildings, infrastructure, renewable power systems, data centers, warehouses, and to connect electric vehicle charging stations to the electrical grid. Increases in demand for these applications in our markets may drive an increased demand for Atkore products.

Reportable Segments

We operate our business through two operating segments which are also our reportable segments: Electrical and Safety & Infrastructure. Our operating segments are organized based on primary market channel and, in most instances, the end use of products. We review the results of our operating segments separately for the purposes of making decisions about resource allocation and performance assessment. We evaluate performance on the basis of net sales and Adjusted EBITDA

Effective in the first quarter of fiscal 2021, the Company renamed and redefined its reportable segments.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, loss on extinguishment of debt, restructuring charges, stock-based compensation, certain legal matters, transaction costs, gain on purchase of business, gain on sale of a business and other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, and realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives. See Note 17, “Segment Information” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Fiscal Periods

The Company has a fiscal year that ends on September 30. The Company’s fiscal quarters typically end on the last Friday in December, March and June as it follows a 4-5-4 calendar.

Key Components of Results of Operations

Net sales

Net sales represents external sales of Electrical products to the non-residential construction and MR&R markets and Safety & Infrastructure products and solutions to the commercial and industrial markets. Net sales includes gross product sales and freight billed to our customers, net of allowances for rebates, sales incentives, trade promotions, product returns and discounts.

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

Results of Operations

Fiscal 2021 Compared to Fiscal 2020

The results of operations for the fiscal years ended September 30, 2021 and September 30, 2020 were as follows:

	Fiscal year ended
($ in thousands)	September 30, 2021	September 30, 2020	Change ($)	Change (%)
Net sales	$2,928,014	$1,765,421	$1,162,593	65.9%
Cost of sales	1,802,401	1,274,107	528,294	41.5%
Gross profit	1,125,613	491,314	634,299	129.1%
Selling, general and administrative	293,019	219,496	73,523	33.5%
Intangible asset amortization	33,644	32,262	1,382	4.3%
Operating income	798,950	239,556	559,394	233.5%
Interest expense, net	32,899	40,062	(7,163)	(17.9)%
Loss on extinguishment of debt	4,202	273	3,929	1,439.2%
Other income, net	(18,152)	(2,777)	(15,375)	553.7%
Income before income taxes	780,001	201,998	578,003	286.1%
Income tax expense	192,144	49,696	142,448	286.6%
Net income	$587,857	$152,302	$435,555	286.0%

Net sales

Change (%)
Volume	5.0%
Average selling prices	55.4%
Foreign exchange	1.0%
Acquisitions	4.5%
Net sales	65.9%

Net sales for fiscal 2021 increased $1,162.6 million to $2,928.0 million, an increase of 65.9%, compared to $1,765.4 million for fiscal 2020. The increase in net sales is primarily attributed to increased average selling prices of $977.9 million which were mostly driven by the plastic pipe and conduit category within the Electrical segment and increased net sales of $79.1 million due to the acquisitions of Queen City Plastics and FRE Composites Group. Pricing for PVC products, as well as other parts of the business, are expected to return to more normal historical levels over time, but that time is uncertain. The increase in net sales was also driven by an increase in sales volume of $88.4 million across the majority of product categories within both the Electrical and the Safety & Infrastructure segments.

Cost of sales

Change (%)
Volume	5.0%
Average input costs	30.4%
Foreign exchange	1.2%
Acquisitions	2.6%
Other	2.3%
Cost of sales	41.5%

Cost of sales increased $528.3 million, or 41.5%, to $1,802.4 million for fiscal 2021 compared to $1,274.1 million for fiscal 2020. The increase was primarily due to higher input costs of steel, copper and PVC resin of $386.5 million, higher sales volume of $64.0 million and the acquisitions of Queen City Plastics and FRE Composites Group of $32.5 million.

Selling, general and administrative

Selling, general and administrative expenses increased $73.5 million, or 33.5%, to $293.0 million for fiscal 2021 compared to $219.5 million for fiscal 2020. The increase was primarily due to higher variable compensation of $24.1 million, higher sales commission expense of $22.4 million, increased general spending on business improvement initiatives of $10.8 million, the acquisitions of Queen City Plastics and the FRE Composites Group of $5.4 million, and higher stock compensation expense of $3.5 million partially offset by productivity efficiencies of $4.1 million. The majority of the remaining increase was primarily driven by the tight controls on expenditures put into place in the prior year at the onset of the COVID-19 pandemic.

Intangible asset amortization

Intangible asset amortization expense increased $1.4 million, or 4.3%, to $33.6 million for fiscal 2021 compared to $32.3 million for fiscal 2020. The increase in intangible asset amortization is primarily due to the 2021 acquisition of FRE Composites Group.

Interest expense, net

Interest expense, net, decreased $7.2 million, or 17.9% to $32.9 million for fiscal 2021, compared to $40.1 million for fiscal 2020. The decrease is primarily due to a lower average principal balance in fiscal 2021 from which interest expense was derived. See Note 13, “Debt” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Other income, net

Other income, net increased $15.4 million to income of $18.2 million for fiscal 2021, compared to income of $2.8 million for fiscal 2020. The increase was primarily due to a $15.5 million business interruption insurance recovery from a flood at one of the Company’s manufacturing facilities. See Note 15, “Commitments and Contingencies” and Note 6, “Other Income, net” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Income tax expense

Income tax expense increased $142.4 million to $192.1 million, compared to $49.7 million for fiscal 2020. The Company's income tax rate remained consistent at 24.6% for fiscal 2021, compared to 24.6% for fiscal 2020. The increase in tax expense is due to higher income before taxes. See Note 7, “Income Taxes” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Segment results

    Electrical

	Fiscal year ended
($ in thousands)	September 30, 2021	September 30, 2020	Change ($)	Change (%)
Net sales	$2,233,299	$1,270,547	$962,752	75.8%
Adjusted EBITDA	873,868	292,809	581,059	198.4%
Adjusted EBITDA Margin	39.1%	23.0%

Net sales

Change (%)
Volume	3.8%
Average selling prices	64.4%
Foreign exchange	1.5%
Acquisitions	6.1%
Net sales	75.8%

Net sales increased by $962.8 million, or 75.8%, to $2,233.3 million for fiscal 2021 compared to $1,270.5 million for fiscal 2020. The increase in net sales is primarily attributed to increased average selling prices of $817.4 million which were mostly driven by the plastic pipe and conduit and the metal electrical conduit and fittings product categories, increased sales volume across most product categories and increased net sales of $78.8 million from the acquisitions of Queen City Plastics and FRE Composites Group.

Adjusted EBITDA

Adjusted EBITDA increased $581.1 million, or 198.4%, to $873.9 million for fiscal 2021 compared to $292.8 million for fiscal 2020. The increase in Adjusted EBITDA was largely due to the increase in sales volume and average selling prices discussed above.

Safety & Infrastructure

	Fiscal year ended
($ in thousands)	September 30, 2021	September 30, 2020	Change ($)	Change (%)
Net sales	$698,320	$497,523	$200,797	40.4%
Adjusted EBITDA	$81,827	$67,821	$14,006	20.7%
Adjusted EBITDA Margin	11.7%	13.6%

Net sales

Change (%)
Volume	8.1%
Average selling prices	32.3%
Net sales	40.4%

Net sales increased $200.8 million, or 40.4%, to $698.3 million for fiscal 2021 compared to $497.5 million for fiscal 2020. The increase is primarily attributed to increased average selling prices of $160.4 million primarily driven by higher input costs of steel as well as increases in sales volumes across most product categories.

Adjusted EBITDA

Adjusted EBITDA increased $14.0 million, or 20.7%, to $81.8 million for fiscal 2021 compared to $67.8 million for fiscal 2020. The Adjusted EBITDA increase was primarily due to the increase in average selling prices and volume discussed above.

Fiscal 2020 Compared to Fiscal 2019

The results of operations for the fiscal years ended September 30, 2020 and September 30, 2019 were as follows:

	Fiscal year ended
($ in thousands)	September 30, 2020	September 30, 2019	Change ($)	Change (%)
Net sales	$1,765,421	$1,916,538	$(151,117)	(7.9)%
Cost of sales	1,274,107	1,419,338	(145,231)	(10.2)%
Gross profit	491,314	497,200	(5,886)	(1.2)%
Selling, general and administrative	219,496	240,660	(21,164)	(8.8)%
Intangible asset amortization	32,262	32,876	(614)	(1.9)%
Operating income	239,556	223,664	15,892	7.1%
Interest expense, net	40,062	50,473	(10,411)	(20.6)%
Loss on extinguishment of debt	273	—	273	100.0%
Other income, net	(2,777)	(11,478)	8,701	(75.8)%
Income before income taxes	201,998	184,669	17,329	9.4%
Income tax expense	49,696	45,618	$4,078	8.9%
Net income	$152,302	$139,051	$13,251	9.5%

Net sales

Change (%)
Volume	(7.3)%
Average selling prices	(2.0)%
Foreign exchange	(0.1)%
Acquisitions	1.5%
Net sales	(7.9)%

Net sales for fiscal 2020 decreased $151.1 million to $1,765.4 million, a decrease of 7.9%, compared to $1,916.5 million for fiscal 2019. The decrease is primarily attributed to lower volume of $140.3 million predominantly due to the impacts of COVID-19. The Company experienced volume declines in most of its product categories with the exception of the plastic pipe and conduit product category within the Electrical segment and the mechanical pipe product category within the Safety & Infrastructure segment. Additionally, net sales decreased $37.7 million due to lower average selling prices resulting from lower input costs of steel, which was partially offset by higher average selling prices resulting from higher input costs of PVC resin and copper. The decrease in net sales was partially offset by $28.5 million of sales from the 2019 acquisitions.

Cost of sales

Change (%)
Volume	(7.3)%
Average input costs	(3.9)%
Foreign exchange	(0.3)%
Acquisitions	1.9%
Other	(0.6)%
Cost of sales	(10.2)%

Cost of sales increased $145.2 million, or 10.2%, to $1,274.1 million for fiscal 2020 compared to $1,419.3 million for fiscal 2019. The decrease was primarily due to lower volume of $103.8 million, the lower input costs of steel in excess of higher input costs of resin and copper of $54.9 million, and $10.3 million, respectively, from favorable inventory adjustments related to changes in market prices. The decrease was partially offset by incremental costs related to the 2019 acquisitions of $26.7 million.

Selling, general and administrative

Selling, general and administrative expenses decreased $21.2 million or 8.8%, to $219.5 million for fiscal 2020 compared to $240.7 million for fiscal 2019. The decrease was primarily due to cost savings as a result of COVID-19, in particular lower variable compensation of $6.0 million, reduced travel costs of $5.1 million and lower insurance costs of $3.0 million. Additionally, due to sales volume declines associated with COVID-19, commissions expense decreased $2.4 million. Lastly, the Company had a gain on the sale of property and equipment of $3.8 million offsetting expenses during fiscal 2020.

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

Interest expense, net

Interest expense, net, decreased $10.4 million, or 20.6% to $40.1 million for fiscal 2020, compared to $50.5 million for fiscal 2019. The decrease is primarily due to lower interest rates and the Company's principal payments in fiscal 2019 and 2020 resulting in a lower principal balance in fiscal 2020 from which interest expense was derived. See Note 13, “Debt” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Other income, net

Other income, net decreased $8.7 million to income of $2.8 million for fiscal 2020, compared to income of $11.5 million for fiscal 2019, primarily due to the $7.4 million of income generated from a bargain purchase gain on the acquisition of Cor-Tek in fiscal 2019. See Note 3, “Acquisitions” and Note 6, “Other Income, net” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Income tax expense

Income tax expense increased $4.1 million, to $49.7 million, compared to $45.6 million for fiscal 2019. The Company's income tax rate decreased to 24.6% for fiscal 2020, compared to 24.7% for fiscal 2019. The decrease in the effective tax rate was primarily due to a larger benefit from the exercise of stock options. The increase in tax expense, despite the decrease in the rate, is due to higher income before taxes. See Note 7, “Income Taxes” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Segment results

Electrical

	Fiscal year ended
($ in thousands)	September 30, 2020	September 30, 2019	Change ($)	Change (%)
Net sales	$1,270,547	$1,390,327	$(119,780)	(8.6)%
Adjusted EBITDA	292,809	285,217	7,592	2.7%
Adjusted EBITDA Margin	23.0%	20.5%

Net sales

Change (%)
Volume	(9.6)%
Average selling prices	(0.6)%
Foreign exchange	(0.1)%
Acquisitions	2.0%
Other	(0.4)%
Net sales	(8.6)%

Net sales decreased $119.8 million, or 8.6%, to $1,270.5 million for fiscal 2020 compared to $1,390.3 million for fiscal 2019. Net sales decreased by $132.9 million due to lower volume primarily attributed to the impacts of COVID-19. The Electrical segment experienced declines predominately in the armored cable and fittings and the metal electrical conduit and fittings product categories, partially offset by volume gains in the plastic pipe and conduit product category. Additionally, net sales decreased by $8.6 million as a result of lower average selling prices resulting from lower input costs of steel, partially offset by higher input costs for resin and copper. The decrease in net sales was also partially offset by the 2019 acquisitions, which contributed $28.5 million in sales for fiscal 2020.

Adjusted EBITDA

Adjusted EBITDA increased $7.6 million, or 2.7%, to $292.8 million for fiscal 2020 compared to $285.2 million for fiscal 2019. The increase in Adjusted EBITDA was largely due to the benefit of lower material costs, operational efficiencies, and the contributions from the 2019 acquisitions, in excess of volume declines attributed to COVID-19.

Safety & Infrastructure

	Fiscal year ended
($ in thousands)	September 30, 2020	September 30, 2019	Change ($)	Change (%)
Net sales	$497,523	$527,511	$(29,988)	(5.7)%
Adjusted EBITDA	$67,821	$77,407	$(9,586)	(12.4)%
Adjusted EBITDA Margin	13.6%	14.7%

Net sales

Change (%)
Volume	(1.4)%
Average selling prices	(5.5)%
Other	1.2%
Net sales	(5.7)%

Net sales decreased $30.0 million, or 5.7%, to $497.5 million for fiscal 2020 compared to $527.5 million for fiscal 2019. The decrease was primarily due to lower average selling prices driven by lower input prices for steel of $29.1 million. Additionally, net sales decreased from lower sales volume of $7.5 million as a result of the impacts of COVID-19 for most product categories with the exception of the mechanical pipe product category.

Adjusted EBITDA

Adjusted EBITDA decreased $9.6 million, or 12.4%, to $67.8 million for fiscal 2020 compared to $77.4 million for fiscal 2019. The Adjusted EBITDA decrease is primarily due to the lower volume and the mix of products sold in the prior year period, partially offset by cost reductions in response to the impacts of COVID-19 on volume.

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $576.3 million as of September 30, 2021, of which $75.5 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company's intention to permanently reinvest such income were to change and cash was repatriated to the United States. Our cash and cash equivalents increased $291.8 million from September 30, 2020, primarily due to cash provided from operating activities, partially offset by debt repayments, capital expenditures and share repurchases.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund our operational needs. As of September 30, 2021, there were no outstanding borrowings under the ABL Credit Facility (excluding $9.5 million of standby letters of credit issued under the ABL Credit Facility). The borrowing base was estimated to be $325.0 million and approximately $315.5 million was available under the ABL Credit Facility as of September 30, 2021.

Our use of cash may fluctuate during the year and from year to year due to differences in demand and changes in economic conditions primarily related to the prices of commodities we purchase.

Capital expenditures have historically been necessary to expand and update the production capacity and improve the productivity of our manufacturing operations and IT initiatives aimed to facilitate the ease of doing business with Atkore.

We have purchase commitments of $247.2 million and $5.3 million for the years 2022 and 2023, which represent purchases of raw materials in the normal course of business for which all significant terms have been confirmed.

As of September 30, 2021, we had $73.0 million of income tax liability, gross unrecognized tax benefits of $0.7 million and gross interest and penalties of $0.1 million. Of these amounts, $0.7 million is classified as a non-current liability in the consolidated balance sheet.

The projected company pension contribution for fiscal 2022 is $0.2 million.

Servicing of our existing debt instruments includes the following estimated cash outflows:

($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Senior Notes due June 2031	$—	$—	$—	$400,000	$400,000
New Senior Secured Term Loan Facility Due May 2028	—	—	—	$371,095	$371,095
Interest payments (a)	27,868	55,889	55,601	98,592	237,950
Total	$27,868	$55,889	$55,601	$869,687	$1,009,045

(a) Interest expense is estimated based on outstanding loan balances assuming principal payments are made according to the payment schedule and interest rates as of September 30, 2021 (4.25% for the Senior Notes, 2.5% for the New Senior Secured Term Loan Facility).

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

The agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries, including AII, to pay dividends, make loans or otherwise transfer assets from AII and, in turn, to us. Further, AII's subsidiaries are permitted under the terms of the Credit Facilities to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to AII and, in turn, to us. The Senior Secured Term Loan Facility requires AII to meet a certain consolidated coverage ratio on an incurrence basis in connection with additional indebtedness. The ABL Credit Facility contains limits on additional indebtedness based on various conditions for incurring the additional debt. AII has been in compliance with the covenants under the agreements for all periods presented. See Note 13, “Debt” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Cash Flows

The table below summarizes cash flow information derived from our statements of cash flows for the fiscal years ended September 30, 2021 and September 30, 2020.

	Fiscal year ended
(in thousands)	September 30, 2021	September 30, 2020	Change ($)	Change (%)
Cash flows provided by (used in):
Operating activities	$572,902	$248,762	$324,140	130.3%
Investing activities	(97,961)	(27,513)	(70,448)	256.1%
Financing activities	(184,456)	(61,179)	(123,277)	201.5%

Operating activities

During fiscal 2021, operating activities provided $572.9 million of cash, compared to $248.8 million during fiscal year 2020. The $324.1 million increase was primarily driven by improved operating income of $559.4 million year over year was partially offset by an increase of $137.7 million in net working capital balances.

Investing activities

During fiscal 2021, we used $98.0 million of cash for investing activities compared to $27.5 million during fiscal 2020. The $70.4 million increase in cash used by investing activities was primarily driven by $43.2 million in cash used for acquisitions in fiscal 2021 as well as increased capital expenditures of $30.7 million primarily driven by additional investments in productivity and digital initiatives.

Financing Activities

During fiscal 2021, we used $184.5 million for financing activities compared to $61.2 million during fiscal 2020. Cash used for financing activities during fiscal 2021 was primarily driven by payments of debt of $839.1 million and repurchases of shares of $135.1 million offset by proceeds from the issuance of debt of $798.0 million. For additional discussion of the debt transactions, see Note 13, “Debt” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

Operating activities

During fiscal 2020, operating activities provided $248.8 million of cash, compared to $209.7 million during fiscal year 2019. The $39.1 million increase was primarily due to lower spending on working capital of $19.2 million driven by improved collections and reduced purchases of inventory at lower prices as well as improved operating income of $15.9 million.

Investing activities

During fiscal 2020, we used $27.5 million of cash for investing activities compared to $133.1 million during fiscal 2019. The $105.6 million decrease in cash used by investing activities is due primarily to $98.0 million in cash used for acquisitions in fiscal 2019 as well as the cash received from the sale of a property, plant and equipment in fiscal 2020 of $3.9 million.

Financing Activities

During fiscal 2020, we used $61.2 million for financing activities compared to $78.2 million during fiscal 2019. Financing activities decreased $17.0 million due to a reduction in debt repayments of $21.0 million compared to fiscal 2019.

Critical Accounting Policies and Estimates

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

The following discussion is not intended to represent a comprehensive list of our accounting policies. For a detailed discussion of the application of these and other accounting policies, see Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. See Note 7, “Income Taxes” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Indefinite-Lived Intangible Assets and Goodwill Impairments

Goodwill and other intangible assets primarily result from business acquisitions. The Company assesses the recoverability of goodwill and indefinite-lived trade names on an annual basis in accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles - Goodwill and Other.” The measurement date is the first day of the fourth fiscal quarter, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or the respective indefinite-lived trade name is less than the carrying value. The Company can elect to perform a quantitative or qualitative test of impairment.

For fiscal 2021, 2020 and 2019 the Company performed a quantitative impairment assessment for goodwill. The Company calculated the fair value of its six reporting units considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) the comparable transaction method.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance.  The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and EBITDA margins, as well as the perceived risk associated with those forecasts. Fair value under the guideline public company method is determined for each reporting unit by applying market multiples for comparable public companies to the reporting unit’s financial results. Fair value under the comparable transaction method is determined based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the guideline public company method and the comparable transaction method calculations are the assumptions used in determining the reporting unit's comparable public companies, comparable transactions and the selection of the market multiples.

The Company did not record any goodwill impairments in fiscal 2021, 2020 or 2019. As of September 30, 2021, the fair values of the reporting units exceeded their respective carrying amount by 10% or more. A 10% decrease in the discounted cash flows utilized in quantitative impairment assessment for each of the reporting units would not have changed our determination that the fair value of each reporting unit was in excess of its carrying value.

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

During fiscal year 2021, 2020, and 2019 the results indicated all indefinite-lived intangible assets had significant excess of fair value over the carrying value. A reasonably possible change in the estimated revenues associated with the indefinite-lived intangible assets, selected royalty rates or the residual growth rate would not result in an impairment of any of these assets.

Inventories

We account for inventory valuation for a majority of the Company using the last-in, first-out (“LIFO”) method measured at the lower of cost or market value. We utilize the LIFO method of valuing inventories because it reflects how we monitor and manage our business and it matches current costs and revenues. Valuation of inventory using the LIFO method is made at the end of our fiscal year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on estimates of expected year-end inventory levels and costs. Other inventories, consisting mostly of foreign inventories, are measured using first-in, first-out (“FIFO”) costing methods. Inventory cost, regardless of valuation method, includes direct material, direct labor and manufacturing overhead costs. In circumstances where inventory levels are in excess of anticipated market demand, where inventory is deemed technologically obsolete or not marketable due to its condition or where the inventory cost for an item exceeds its market value, we record a charge to cost of goods sold and reduce the inventory to its market value.

Recent Accounting Pronouncements

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

Interest Rate Risk

The Credit Facilities, excluding our Senior Notes, bear interest at a floating rate. The ABL Credit Facility bears interest at a floating rate of LIBOR plus an applicable margin.  The Senior Secured Term Loan Facility bears interest at the greater of LIBOR or 1.00% plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the New Senior Secured Term Loan, which were $373.0 million at September 30, 2021. As of September 30, 2021, LIBOR exceeded 1.00%; therefore, each one percentage point change in interest rates would result in an approximately $3.8 million change in the annual interest expense on our Senior Secured Term Loan Facility. As of September 30, 2021, assuming availability was fully utilized, each one percentage point change in interest rates would result in an approximately $3.3 million change in annual interest expense on the ABL Credit Facility. Additionally, if the ABL Credit Facility were fully utilized, the margin we pay on borrowings would increase by 0.5% from the current level and we would incur additional interest expense of $1.6 million.

Credit Risk

We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base. In fiscal 2021, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 37% of our net sales. However, no single customer comprised more than 10% of our consolidated net sales in fiscal 2021, 2020 or 2019. As of September 30, 2021, CED National represented 11% of the Company’s accounts receivable, with no significant amounts past due. As of September 30, 2020, one customer, Sonepar Management US, Inc., represented 11% of the Company’s accounts receivable balance due to increased sales in the last 60 days of the year. See Note 17, “Segment Information” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. We have historically not been exposed to a material amount of uncollectible receivable balances.

Commodity Price Risk

We are exposed to price fluctuations for our primary raw material commodities such as steel, copper and PVC resin. Our operating performance may be affected by both upward and downward price fluctuations. We are also exposed to fluctuations in petroleum costs as we deliver a substantial portion of the products we sell by truck. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable gross margins. Such commodity price fluctuations continue to cause volatility in our financial performance and could do so in the future. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Atkore Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Atkore Inc. (formerly Atkore International Group Inc.) and subsidiaries (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders’ equity, for each of the three years in the period ended September 30, 2021, and the related notes and the schedules listed in the Index at Part IV, Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in 2020 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification 842, Leases, using the modified retrospective method.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill - Refer to Notes 1 and 12 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company’s goodwill balance was $199.0 million as of September 30, 2021. The Company considers three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) the comparable transaction method to estimate the fair value of its reporting units. With respect to the income approach, management makes significant estimates and assumptions related to forecasts of future cash flows, including revenue growth, earnings before interest, income taxes, depreciation, and amortization (EBITDA) margins, and discount rates. The fair value of all reporting units exceeded their respective carrying values and, therefore, no impairment was recognized for the year ended September 30, 2021.
We identified goodwill for the Company’s Europe, Middle East, and Africa reporting unit as a critical audit matter because the excess fair value over carrying value is low in relation to the Company’s other reporting units and changes to management’s estimates and assumptions could result in an impairment being recognized. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of revenue growth, EBITDA margins, and the selection of the discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of revenue growth and EBITDA margins (“forecasts”), and the selection of the discount rate for this reporting unit included the following, among others:
•We tested the design and operating effectiveness of controls over the annual goodwill impairment assessment, including those over the forecasts and the selection of the discount rate.
•We performed inquiries of the Company’s executives and those outside of the accounting and finance functions to evaluate the forecasts.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to:
–Historical results
–Internal communications to management and the Board of Directors.
–Industry reports.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
–Testing the source information and the mathematical accuracy of the calculations underlying the determination of the discount rate and developing a range of independent estimates and comparing those to the discount rate selected by management.
/s/ Deloitte & Touche LLP

Chicago, Illinois
November 18, 2021

We have served as the Company’s auditor since 2011.

ATKORE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Fiscal Year Ended
(in thousands, except per share data)	Note	September 30, 2021	September 30, 2020	September 30, 2019
Net sales		$2,928,014	$1,765,421	$1,916,538
Cost of sales		1,802,401	1,274,107	1,419,338
Gross profit		1,125,613	491,314	497,200
Selling, general and administrative		293,019	219,496	240,660
Intangible asset amortization	12	33,644	32,262	32,876
Operating income		798,950	239,556	223,664
Interest expense, net		32,899	40,062	50,473
Loss on extinguishment of debt	13	4,202	273	—
Other income, net	6	(18,152)	(2,777)	(11,478)
Income before income taxes		780,001	201,998	184,669
Income tax expense	7	192,144	49,696	45,618
Net income		$587,857	$152,302	$139,051

Net income per share
Basic	8	$12.38	$3.15	$2.91
Diluted	8	$12.19	$3.10	$2.83
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Fiscal Year Ended
(in thousands)	Note	September 30, 2021	September 30, 2020	September 30, 2019
Net income		$587,857	$152,302	$139,051
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment		2,385	6,087	(7,490)
Change in unrecognized (loss) income related to pension benefit plans		11,443	(6,943)	(15,437)
Total other comprehensive (loss) income	9	13,828	(856)	(22,927)
Comprehensive income		$601,685	$151,446	$116,124
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	Note	September 30, 2021	September 30, 2020
Assets
Current Assets:
Cash and cash equivalents		$576,289	$284,471
Accounts receivable, less allowance for current and expected credit losses of $2,510 and $3,168, respectively		524,926	298,242
Inventories, net	10	285,989	199,095
Prepaid expenses and other current assets		34,248	46,868
Total current assets		1,421,452	828,676
Property, plant and equipment, net	11	275,622	243,891
Intangible assets, net	12	241,204	255,349
Goodwill	12	199,048	188,239
Right-of-use assets, net	2	41,113	38,692
Deferred income taxes	7	29,693	687
Other long-term assets		1,967	2,991
Total Assets		$2,210,099	$1,558,525
Liabilities and Equity
Current Liabilities:
Accounts payable		$243,164	$142,601
Income tax payable		72,953	1,360
Accrued compensation and employee benefits		57,437	32,836
Customer liabilities		80,324	35,802
Lease obligations	2	11,785	15,786
Other current liabilities		59,273	47,785
Total current liabilities		524,936	276,170
Long-term debt	13	758,386	803,736
Long-term lease obligations	2	30,236	24,143
Deferred income taxes	7	16,746	22,525
Other long-term tax liabilities		735	1,619
Pension liabilities	4	3,819	40,023
Other long-term liabilities		10,505	11,899
Total Liabilities		1,345,363	1,180,115
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 45,997,159 and 47,407,023 shares issued and outstanding, respectively		461	475
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		506,921	487,223
Retained earnings		388,660	(64,154)
Accumulated other comprehensive loss	9	(28,726)	(42,554)
Total Equity		864,736	378,410
Total Liabilities and Equity		$2,210,099	$1,558,525
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Fiscal year ended
(in thousands)	Note	September 30, 2021	September 30, 2020	September 30, 2019
Operating activities
Net income		$587,857	$152,302	$139,051
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization		78,557	74,470	72,347
Amortization of debt issuance costs and original issue discount		2,497	1,876	1,804
Deferred income taxes	7	(43,306)	4,483	(796)
Loss on extinguishment of debt	13	4,202	273	—
Provision for losses on accounts receivable and inventory		645	5,014	4,656
Stock-based compensation expense	5	17,047	13,064	11,798
Amortization of right-of-use assets	2	14,515	14,803	—
Loss on disposal of property, plant & equipment, net		141	3,001	—
Gain on purchase of business	3	(731)	—	(7,384)
Other adjustments to net income		382	(844)	(1,938)
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		(219,659)	16,920	6,026
Inventories		(81,544)	24,642	9,002
Prepaid expenses and other current assets		(6,462)	(11,164)	(3,054)
Accounts payable		98,444	(5,835)	(21,981)
Income taxes		80,291	(6,261)	4,511
Accrued and other liabilities		63,459	(32,942)	(2,782)
Other, net		(23,433)	(5,040)	(1,566)
Net cash provided by operating activities		572,902	248,762	209,694
Investing activities
Capital expenditures		(64,474)	(33,770)	(34,860)
Insurance proceeds for properties, plant and equipment		9,627	2,337	—
Proceeds from sale of properties, plant and equipment		81	3,920	80
Acquisitions of businesses, net of cash acquired	3	(43,195)	—	(97,999)
Other, net		—	—	(322)
Net cash used for investing activities		(97,961)	(27,513)	(133,101)
Financing activities
Borrowings under credit facility	13	—	—	39,000
Repayments under credit facility	13	—	—	(39,000)
Repayments of short-term debt	13	(4,000)	—	(20,980)
Issuance of long-term debt	13	798,000	—	—
Repayments of long-term debt	13	(835,120)	(40,000)	(40,000)
Issuance of common stock, net of taxes withheld	5	2,660	(2,972)	7,374
Repurchase of common stock		(135,066)	(15,011)	(24,419)
Payments for debt financing costs and fees	13	(10,930)	(3,204)	—
Other, net		—	8	(155)
Net cash used for financing activities		(184,456)	(61,179)	(78,180)

		Fiscal year ended
(in thousands)	Note	September 30, 2021	September 30, 2020	September 30, 2019
Effects of foreign exchange rate changes on cash and cash equivalents		1,333	986	(1,660)
Increase (decrease) in cash and cash equivalents		291,818	161,056	(3,247)
Cash and cash equivalents at beginning of period		284,471	123,415	126,662
Cash and cash equivalents at end of period		$576,289	$284,471	$123,415
Supplementary Cash Flow information
Interest paid		$23,726	$38,791	$49,879
Income taxes paid, net of refunds		155,114	50,993	38,698
Capital expenditures, not yet paid		1,094	1,278	3,719
Operating cash flows from cash paid on operating lease liabilities		13,035	12,939	—
Operating lease right-of-use assets obtained in exchange for lease liabilities		13,538	15,278	—
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three year period ended September 30, 2021

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2018	47,080	$472	$(2,580)	$457,978	$(317,373)	$(16,438)	$122,059
Net income	—	—	—	—	139,051	—	139,051
Other comprehensive loss	—	—	—	—	—	$(22,927)	(22,927)
Reclassification of stranded tax benefits (1)					2,333	(2,333)	—
Stock-based compensation	—	—	—	11,798	—	—	11,798
Issuance of common stock, net of shares withheld for tax	1,105	11	—	7,363	—	—	7,374
Repurchase of common stock	(1,230)	(12)	—	—	(24,407)	—	(24,419)
Balance as of September 30, 2019	46,955	471	(2,580)	477,139	(200,396)	(41,698)	232,936
Net income	—	—	—	—	152,302	—	152,302
Other comprehensive loss	—	—	—	—	—	(856)	(856)
ASU 2016-02 modified retrospective adoption	—	—	—	—	(1,053)	—	(1,053)
Stock-based compensation	—	—	—	13,064	—	—	13,064
Issuance of common stock, net of shares withheld for tax	846	8	—	(2,980)	—	—	(2,972)
Repurchase of common stock	(394)	(4)	—	—	(15,007)	—	(15,011)
Balance as of September 30, 2020	47,407	475	(2,580)	487,223	(64,154)	(42,554)	378,410
Net income	—	—	—	—	587,857	—	587,857
Other comprehensive loss	—	—	—	—	—	13,828	13,828
Stock-based compensation	—	—	—	17,047	—	—	17,047
Issuance of common stock, net of shares withheld for tax	918	9	—	2,651	—	—	2,660
Repurchase of common stock	(2,328)	(23)	—	—	(135,043)	—	(135,066)
Balance as of September 30, 2021	45,997	$461	$(2,580)	$506,921	$388,660	$(28,726)	$864,736

(1) Due to the adoption of ASU 2018-02.
See Notes to Consolidated Financial Statements

ATKORE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except share and per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Organization and Ownership Structure — Atkore Inc. (the “Company” or “Atkore”) is a leading manufacturer of Electrical products primarily for the non-residential construction and renovation markets and Safety & Infrastructure for the construction and industrial markets. The Electrical segment manufactures high quality products used in the construction of electrical power systems including conduit, cable, and installation accessories. The Safety & Infrastructure segment designs and manufactures solutions including metal framing, mechanical pipe, perimeter security, and cable management for the protection and reliability of critical infrastructure.

The Company was incorporated in the State of Delaware on November 4, 2010 under the name Atkore International Group Inc. Atkore is the sole stockholder of Atkore International Holdings Inc. (“AIH”), which in turn is the sole stockholder of Atkore International Inc. (“AII”).

Holders of common stock are entitled to cast one vote for each share held of record on all matters submitted to a vote of the stockholders. Additionally, holders of common stock are entitled to receive, on a pro rata basis, dividends and distributions, if any, that the Company’s board of directors may declare out of legally available funds.

Share Repurchase Program — On February 5, 2019, the board of directors approved a share repurchase program, under which the Company may repurchase up to $50.0 million of its outstanding common stock. As of December 25, 2020, there were no authorized repurchases remaining on that program.

On January 28, 2021, the board of directors approved a share repurchase program, under which the Company may repurchase up to $100.0 million of its outstanding common stock. As of September 30, 2021, there were no authorized repurchases remaining.

On November 16, 2021, the board of directors approved a share repurchase program, under which the Company may repurchase up to $400 million of its outstanding common stock.

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

Segment Realignment & Reclassifications — Effective in the first quarter of fiscal 2021, the Company implemented a realignment (the “Realignment”) of its segment financial reporting structure. The Company’s domestic cable management and prefabrication modular businesses had historically been reported in the Electrical segment. Due to transitions in the Company’s Executive Leadership Team, these businesses are now reported in the Safety & Infrastructure segment. The Realignment reflects how the Company’s Chief Operating Decision Maker now assesses the operating performance and allocates resources to the Safety & Infrastructure segment. Goodwill was also reallocated on a relative fair value basis between the applicable reporting units.

The Company reflected these changes to its segment information retrospectively to the earliest period presented which resulted in a transfer of external net sales, intersegment sales, total assets, and Adjusted EBITDA from the Electrical segment to the Safety & Infrastructure segment. These changes had no impact on the Company’s previously reported consolidated net sales, operating income, net income or earnings per share. See Note 17, “Segment Information” for additional details.

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

The Company typically receives payment 30 to 60 days from the point it has satisfied the related performance obligation. See Note 17, “Segment Information” for revenue disaggregated by geography and product categories.

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

Accounts Receivable and Allowance for current and expected credit losses — The Company carries its accounts receivable at their face amounts less an allowance for current and expected credit losses. The allowance for current and expected credit losses reflects the best estimate of current and expected losses inherent in the Company’s accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence.

Inventories — Inventories are recorded at the lower of cost (primarily LIFO) or market value. The Company estimates losses for excess and obsolete inventory through an assessment of its net realizable value based on the aging of the inventory and an evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price. See Note 10, “Inventories, net.”

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

The internal and external costs incurred to develop internal use computer software during the application development stage of the implementation, including the design of the chosen path, are capitalized. Other costs, including expenses incurred during the preliminary project stage, training expenses, data conversion costs and expenses incurred in the post implementation stage are expensed in the period incurred. Capitalized costs are amortized ratably over the useful life of the software when the software becomes operational. Upgrades and enhancements to internal use software are capitalized only if the costs result in additional functionality. The Company does not plan to sell or market its internal use computer software to third parties.

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

The Company also considers potential impairment indicators associated with other finite-lived intangible assets, including its customer relationships, patents, and non-compete agreements. An impairment is recognized if the carrying value of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The Company's key customers are primarily wholesale and national distributors. The terms of these relationships are based on purchase orders and are not contractually based. Customer relationships are amortized on a straight-line basis over their useful lives, ranging from 6 to 14 years. The Company evaluates the appropriateness of remaining useful lives based on customer attrition rates. Other intangible assets are amortized on a straight-lined basis over their estimated useful lives, ranging from 1 to 20 years. The Company did not have a triggering event during fiscal 2021, 2020 and 2019.

Goodwill and Indefinite-Lived Intangible Asset Impairments — The Company assesses the recoverability of goodwill and indefinite-lived trade names on an annual basis in accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles - Goodwill and Other.” The measurement date is the first day of the fourth fiscal quarter, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or the respective indefinite-lived trade name is less than the carrying value. The Company can elect to perform a quantitative or qualitative test of impairment.

For fiscal 2021, 2020 and 2019 the Company performed a quantitative impairment assessment for goodwill. The Company calculated the fair value of its six reporting units considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) the comparable transaction method.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital

(Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance.  The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and EBITDA margins, as well as the perceived risk associated with those forecasts. Fair value under the guideline public company method is determined for each reporting unit by applying market multiples for comparable public companies to the reporting unit’s financial results. Fair value under the comparable transaction method is determined based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the guideline public company method and the comparable transaction method calculations are the assumptions used in determining the reporting unit's comparable public companies, comparable transactions and the selection of the market multiples.

The Company did not record any goodwill impairments in fiscal 2021, 2020 or 2019.

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

The Company did not record any indefinite-lived asset impairments in fiscal 2021, 2020 or 2019.

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

The Company periodically assesses the realizability of the deferred tax assets. In making this determination management considers all available evidence, both positive and negative, including earnings history, expectations of future taxable income and available tax planning strategies. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is considered more likely than not to be realized. Changes in the required valuation allowance are recorded in income in the period such determination is made.

Certain tax positions may be considered uncertain requiring an assessment of whether an allowance should be recorded. Provisions for uncertain tax positions provide a recognition threshold based on an estimate of whether it is more likely than not that a position will be sustained upon examination. The Company measures its uncertain tax positions as the largest amount of benefit that is greater than a 50% likelihood of being realized upon examination. Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. See Note 7, “Income Taxes.”

On December 22, 2017, “H.R.1,” also known as the Tax Cuts and Jobs Act (“TCJA”) was signed into law.
As part of the enactment of TCJA, the Company recorded a global intangible low-taxed income (“GILTI”) provision for the first time beginning in fiscal 2019. The GILTI provision of TCJA requires certain income earned by controlled foreign corporations (“CFCs”) to be included currently in the gross income of the CFCs controlling U.S. shareholder. In accordance with accounting standards applicable to income taxes, there is allowed an accounting policy choice of either (1) treating taxes due on U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has elected the period method.

Leases — Starting in fiscal 2020, as a result of the adoption of ASC 842 “Leases,” the Company recognizes if an arrangement is a lease at the inception of the contract. The Company determines which party has the right to control an asset during the contract term and recognizes a Right of Use (“ROU”) asset and lease obligations based on the present value of the future minimum lease payments over the term of the lease. Refer to Note 2, “Leases” for further discussion of the Company’s accounting policy for leases.

Translation of Foreign Currency — For the Company's non-U.S. subsidiaries that report in a functional currency other than United States dollars, assets and liabilities are translated into United States dollars using period end exchange rates. Revenue and expenses are translated at the monthly average exchange rates in effect during the reporting period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss within the consolidated statements of comprehensive income.

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

2. LEASES

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

Right-of-use assets and lease obligations are recognized based on the present value of the future minimum lease payments over the lease term as of the commencement date. The Company’s lease agreements have terms that include both lease and non-lease components. Lease component fees are included in the present value of future minimum lease payments. Conversely, non-lease components are not subject to capitalization and are expensed as incurred. Per ASC 842 “Leases,” the contractual interest rate is used to calculate the present value of the future minimum lease payments. However, the majority of the Company’s leases do not provide an implicit rate. Therefore, the Company's significant assumption and judgments in determining the discount rate include determining the incremental borrowing rate. The Company’s incremental borrowing rates are based on the term of the lease, the economic environment of the lease and the effect of collateralization. The valuation of the ROU asset also includes lease payments made in advance of the lease commencement date and initial direct costs incurred to secure the lease and is reduced for lease incentives. The lease terms include options to extend or terminate the lease when it is reasonably certain the Company will exercise the options. Leases with an initial term of 12 months or less are classified as short-term leases and are not recorded on the consolidated balance sheets. The lease expense for short-term leases is recognized on a straight-line basis over the lease term.

The Company has certain leasing agreements, related to leased vehicles available to our sales personnel, that contain guaranteed residual value terms, which are not expected to be triggered. The Company’s leasing portfolio does not contain any material restrictive covenants.

Leases

(in thousands)	September 30, 2021	September 30, 2020
Assets
Operating lease assets	$38,569	$37,666
Finance lease assets	4,966	2,999
Right-of-use assets, at cost	$43,535	$40,665
Less: accumulated amortization	(2,422)	(1,973)
Right-of-use assets, net	$41,113	$38,692

Liabilities
Current liabilities:
Current portion of operating lease liabilities	$10,873	$15,356
Current portion of finance lease liabilities	912	430
Current lease obligations	$11,785	$15,786

Noncurrent liabilities:
Operating lease liabilities	$28,434	$23,354
Finance lease liabilities	1,802	789
Long-term lease obligations	$30,236	$24,143
Total lease obligations	$42,021	$39,929

Lease Cost

The following table summarizes lease costs by type of cost for the fiscal year ended September 30, 2021, and the fiscal year ended September 30, 2020. In the consolidated statements of operations, cost of sales and selling, general and administrative expenses included lease costs of $14,536 and $2,781 for the fiscal year ended September 30, 2021 and $14,295 and $2,714 for the fiscal year end September 30, 2020.

	Fiscal year ended
(in thousands)	September 30, 2021	September 30, 2020
Amortization of right-of-use assets	$14,515	$14,803
Interest on lease liabilities	49	41
Variable lease costs	938	714
Short term lease costs	1,815	1,451
Total lease costs	$17,317	$17,009

Maturity of Lease Liabilities

The Company's maturity analysis of its lease liabilities as of September 30, 2021 is as follows:

(in thousands)	Financing Leases	Operating Leases
2022	$951	$12,047
2023	874	9,094
2024	565	7,393
2025	257	4,879
2026	157	3,127
2027 and after	8	6,957
Total lease payments	$2,812	$43,497
Less: Interest	(98)	(4,190)
Present value of lease liabilities	$2,714	$39,307

Lease Term and Discount Rate

	Fiscal year ended
	September 30, 2021	September 30, 2020
Weighted-average remaining lease term (years)
Operating leases	5.2	4.4
Finance leases	3.3	3.2

Weighted-average discount rate
Operating leases	4.0%	3.6%
Finance leases	2.5%	3.1%

3. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers. The Company had no acquisitions in fiscal 2020.

Fiscal 2021

On February 24, 2021, Atkore Southwest, LLC, a wholly-owned subsidiary of the Company acquired the assets of FRE Composites USA Inc. and separately the Company acquired all of the outstanding stock of FRE Composites Inc., collectively described as FRE Composites Group (“FRE Composites”), for a purchase price of $36,993, net of cash received. FRE Composites is a leading manufacturer of fiberglass conduit for the electrical and industrial market. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their fair values.

On October 22, 2020, Atkore Plastics Southeast, LLC, a wholly-owned subsidiary of the Company acquired the assets of Queen City Plastics, Inc. (“Queen City Plastics”), a leading manufacturer of PVC conduit, elbows and fittings for the electrical market. The purchase price was allocated to tangible assets acquired and liabilities assumed based on their fair values. The purchase price of $6,214 was deemed immaterial to the Company.

Fiscal 2019

On August 21, 2019, Atkore Plastic Pipe Corporation, a wholly-owned subsidiary of the Company acquired the assets of Rocky Mountain Pipe (“Cor-Tek”), a manufacturer of PVC conduit for electrical applications, and considered a leading innovator in cellular core extrusion technology for a purchase price of $14,835. In connection with this acquisition, the Company recorded a bargain purchase gain of $7,384, which is reported within other income, net in the Consolidated Statements of Operations. The Company believes that it was able to acquire the net assets of Cor-Tek for less than fair value as a result of Cor-Tek’s financial difficulties.

On June 3, 2019, AFC Cable Systems, Inc., a wholly-owned subsidiary of the Company acquired the assets of United Structural Products, LLC. (“U.S. Tray”), a manufacturer of welded aluminum and engineered-to-order cable trays for a purchase price of $25,507, net of cash received. Net sales and net income of the acquired company included in the consolidated statement of operations for fiscal 2019 were insignificant. As a result of the acquisition, the Company recognized $7,295 of goodwill, $14,800 of identifiable intangible assets and $3,412 of working capital and other tangible assets.

On October 1, 2018, Allied Luxembourg S.a.r.l, a wholly-owned subsidiary of the Company acquired all of the outstanding stock of Vergokan International NV (“Vergokan”) for a purchase price of $57,899, net of cash received. Vergokan is a leading manufacturer of cable tray and cable ladder systems, underfloor installations and industrial floor trunking that serves industrial, power and energy, commercial and infrastructure sectors in more than 45 countries.

The following section provides purchase price allocation disclosures and other financial disclosures for significant acquisitions for the applicable fiscal years.

Fiscal 2021

The purchase price for FRE Composites, which was finalized during the fourth quarter of fiscal 2021, was allocated to tangible and intangible assets acquired and liabilities assumed, based on their fair values. The following table summarizes the Level 3 fair values assigned to the net assets acquired and liabilities assumed as of the acquisition date for fiscal 2021:

(in thousands)	FRE Composites
Fair value of consideration transferred:
Cash consideration	$36,993
Fair value of assets acquired and liabilities assumed:
Cash	437
Accounts receivable	2,163
Inventories	3,355
Intangible assets	18,300
Fixed assets	8,509
Accounts payable	(1,186)
Income Taxes	(4,293)
Other	(240)
Net assets acquired	27,045
Excess purchase price attributed to goodwill acquired	$9,948

The Company estimates $1.6 million of the goodwill recognized from the FRE Composites acquisition is deductible for tax purposes. The goodwill consists largely of the synergies and economies of scale from integrating this company with existing businesses.

The following table summarizes the fair value of intangible assets as of the acquisition date:

	FRE Composites
($ in thousands)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$14,700	12.0
Other	3,600	6.0
Total intangible assets	$18,300

Net sales and net income of FRE Composites and Queen City Plastics are included in the consolidated statement of operations for fiscal 2021 for the post-acquisition period. Due to the immaterial nature of these acquisitions, both individually, and in the aggregate, the Company did not include the full year pro forma results of operations for the acquisition year.

Fiscal 2019

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

The following table summarizes the fair value of intangible assets acquired in fiscal 2019 as of the acquisition dates:

	Vergokan		Other
($ in thousands)	Fair Value	Weighted Average Useful Life (Years)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$10,535	12.0	$15,400	10.0
Other	2,086	9.0	1,000	9.0
Total intangible assets	$12,621		$16,400

Net sales and net income of the companies acquired during fiscal 2019 are included in the consolidated statement of operations for fiscal 2019 for the post-acquisition period. Due to the immaterial nature of these acquisitions, both individually, and in the aggregate, the Company did not include the full year pro forma results of operations for the acquisition year.

4. POSTRETIREMENT BENEFITS
The Company has a number of non-contributory and contributory defined benefit retirement plans covering certain United States employees. Net periodic pension benefit cost is based on periodic actuarial valuations that use the projected unit credit method of calculation and is charged to the statements of operations on a systematic basis over the expected average remaining service lives of current participants. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation. For all periods presented, all defined pension benefit plans are frozen, whereby participants no longer accrue credited service. The net periodic cost for the periods presented was as follows:

	Fiscal Year Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2019
Interest cost	2,729	3,739	4,665
Expected return on plan assets	(6,424)	(6,331)	(6,372)
Amortization of actuarial loss	1,327	888	101
Net periodic cost	$(2,368)	$(1,704)	$(1,606)

The weighted-average assumptions used to determine net periodic pension cost during the period were as follow:

	September 30, 2021	September 30, 2020	September 30, 2019
Discount rate	2.5%	3.1%	4.2%
Expected return on plan assets	6.2%	6.3%	6.3%
Rate of compensation increase	N/a	N/a	N/a

The change in the benefit obligations, plan assets and the amounts recognized on the consolidated balance sheets was as follows (in thousands):

Change in benefit obligations:
Balance as of September 30, 2019	$137,960
Interest cost	3,739
Actuarial loss	10,476
Benefits and administrative expenses paid	(5,416)
Balance as of September 30, 2020	146,759
Interest cost	2,729
Actuarial gain	(3,170)
Benefits and administrative expenses paid	(5,573)
Balance as of September 30, 2021	$140,745

Change in plan assets:
Balance as of September 30, 2019	103,451
Actual return on plan assets	6,587
Employer contributions	2,114
Benefits and administrative expenses paid	(5,416)
Balance as of September 30, 2020	106,736
Actual return on plan assets	17,258
Employer contributions	19,635
Benefits and administrative expenses paid	(5,573)
Balance as of September 30, 2021	$138,056

Funded status:
Funded status as of September 30, 2020	$(40,023)
Funded status as of September 30, 2021	$(2,689)

(in thousands)	September 30, 2021	September 30, 2020
Amounts recognized in the consolidated balance sheets consist of:
Pension Non-Current Assets	$1,130	$—
Pension liabilities	$(3,819)	$(40,023)
Net amount recognized	$(2,689)	$(40,023)

Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Net actuarial loss	$(27,036)	$(42,367)
Total loss recognized	$(27,036)	$(42,367)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	2.7%	2.5%
Rate of compensation increase	N/a	N/a

For the fiscal year ended 2021, the net obligation decreased primarily as a result of employer contributions of $18 million over the prior year contributions and an actuarial gain of $3.2 million that was a result of an increase in the discount rate from fiscal year 2020 to 2021.

The following table summarizes the defined benefit pension plans with accumulated benefit obligations in excess of plan assets:

(in thousands)	September 30, 2021	September 30, 2020
Accumulated benefit obligation	$122,655	$146,759
Fair value of plan assets	118,843	106,736

The following table summarizes the defined benefit pension plans with projected benefit obligations in excess of plan assets:

(in thousands)	September 30, 2021	September 30, 2020
Projected benefit obligation	$122,655	$146,759
Fair value of plan assets	118,843	106,736

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

Pension plans have the following weighted-average asset allocations:

Asset Category:	September 30, 2021	September 30, 2020
Equity securities	56%	58%
Debt securities	43%	39%
Cash and cash equivalents	1%	3%
Total	100%	100%

The Company evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk, such as investments in a single entity, industry, foreign country and individual fund manager. As of September 30, 2021, there were no significant concentrations of risk in the Company’s defined benefit plan assets.

The Company’s plan assets are accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels. The Company’s asset allocations are presented in the table below:

(in thousands)	September 30, 2021			September 30, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
United States equity securities	$48,274	$—	$48,274	$30,738	$6,796	$37,534
Non-U.S. equity securities	28,787	—	28,787	21,509	2,659	24,168
Fixed income securities	59,488	—	59,488	34,857	7,253	42,110
Cash and cash equivalents	1,507	—	1,507	2,924	—	2,924
Total	$138,056	$—	$138,056	$90,028	$16,708	$106,736

Equity securities consist primarily of publicly traded United States and non-U.S. equities. Publicly traded securities are valued at the last trade or closing price reported in the active market in which the individual securities are traded. Certain equity securities are held within commingled funds, which are valued at the unitized net asset value (“NAV”) or percentage of the NAV as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

Fixed income securities consist primarily of government and agency securities, corporate debt securities, and mortgage and other asset-backed securities. When available, fixed income securities are valued at the closing price reported in the active market in which the individual security is traded. Government and agency securities and corporate debt securities are valued using the most recent bid prices or occasionally the mean of the latest bid and ask prices when markets are less liquid. Asset-backed securities including mortgage-backed securities are valued using broker/dealer quotes when available. When quotes are not available, fair value is determined by utilizing a discounted cash flow approach, which incorporates other observable inputs such as cash flows, underlying security structure and market information including interest rates and bid evaluations of comparable securities. As of September 30, 2021 and September 30, 2020, the Company did not have any Level 3 pension assets. Certain fixed income securities are held within commingled funds, which are valued utilizing NAV as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

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

Contribution amounts are determined and funded based on laws and regulations and with the assistance of professionally qualified actuaries. The Company contributed $19,635 and $2,114 to its pension plans for the fiscal years ended September 30, 2021 and September 30, 2020. The Company anticipates that it will contribute at least the minimum required contribution of $218 to its pension plans in fiscal 2022.

Benefit payments, which reflect future expected service as appropriate, are expected to be paid in each fiscal year as follows:

(in thousands)
2022	$6,411
2023	6,632
2024	6,868
2025	7,115
2026	7,344
2027 to 2031	37,674

Defined Contribution Retirement Plans — The Company also sponsors several defined contribution retirement plans - the 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants’

compensation and was $3,400, $3,718 and $3,572 for the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019, respectively.

Multi-Employer Plan — The Company has a liability of $5,021 as of September 30, 2021 and $5,345 as of September 30, 2020 representing the Company’s proportionate share of a multi-employer pension plan which was exited prior to fiscal 2017.

5. STOCK INCENTIVE PLAN

On November 21, 2019, the Company's board of directors approved the Atkore International Group Inc. 2020 Omnibus Incentive Plan (the “2020 Omnibus Incentive Plan”), which was subsequently approved by the Company’s shareholders on January 30, 2020. The 2020 Omnibus Incentive Plan provides for stock purchases and grants of other equity awards, including non-qualified stock options, stock purchase rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance stock units (“PSUs”), stock appreciation rights, dividend equivalents and other stock-based awards to directors, officers, other employees and consultants. The 2020 Omnibus Incentive Plan replaces and succeeds the Atkore International Group Inc. 2016 Omnibus Incentive Plan (the “2016 Omnibus Incentive Plan”). The Company no longer grants awards from the 2016 Omnibus Incentive Plan. Awards previously granted under the 2016 Omnibus Incentive Plan were unaffected by the termination. A maximum of 2.2 million shares of common stock is reserved for issuance under the 2020 Omnibus Incentive Plan. All stock option awards have a ten year life. All share-based awards are expected to be fulfilled with new shares of common stock. Stock compensation expense is included in selling, general and administrative in the Company's consolidated statements of operations and was $17,047, $13,064 and $11,798 for fiscal years 2021, 2020 and 2019, respectively. The total income tax benefit recognized for share-based compensation arrangements was $2,073, $3,014 and $2,949 for fiscal years 2021, 2020 and 2019, respectively.

    Stock Options

In accordance with ASC 718 Compensation - Stock Compensation, stock compensation expense for stock options is recorded on a straight-line basis over the requisite service period (generally the vesting period), net of actual forfeitures based on the grant-date fair value of the option under the equity accounting method.

The assumptions used in the Black-Scholes option pricing model to value the options granted were as follows:

	Fiscal Year Ended
	September 30, 2021	September 30, 2020	September 30, 2019
Expected dividend yield	—%	—%	—%
Expected volatility	59%	36%	45%
Range of risk-free interest rates	0.52%	1.67%	2.94% - 3.00%
Range of expected option lives	6 years	6 years	6 to 10 years

Dividends are not paid on the Company’s common stock. For grants during fiscal year ended 2021 and 2020, the expected volatility is based on the Company’s stock price volatility. For grants and modifications during fiscal years ended 2019, expected volatility is based on historical volatilities of comparable companies. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. The expected life of options is estimated using the simplified method due to limited historical exercise activity. The Company does not estimate forfeitures, which are accounted for as they occur.

Stock option activity for the period September 30, 2018 to September 30, 2021 was as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of September 30, 2018	2,605	9.91		$43,302
Granted	342	23.45	$11.35
Exercised	(985)	8.62		$16,453
Forfeited	(126)	12.64
Outstanding as of September 30, 2019	1,836	12.94		$31,957
Granted	67	37.24	$14.05
Exercised	(508)	8.55		$14,548
Forfeited	(20)	19.13
Outstanding as of September 30, 2020	1,375	15.66		$11,443
Granted	72	29.80	$13.46
Exercised	(678)	12.30		$33,075
Forfeited	—	—
Outstanding as of September 30, 2021	769	19.95		51,441	5.64
Exercisable as of September 30, 2021	484	$15.25		$34,715	4.41

As of September 30, 2021, there was $786 of total unrecognized compensation expense related to non-vested options granted expected to be recognized over a weighted-average period of approximately 5.6 years. The total fair value of shares vested during fiscal years 2021, 2020 and 2019 was $1,465, $1,894 and $3,038, respectively.

Cash received from stock option exercises for the fiscal years 2021, 2020 and 2019 was $8,535, $4,347 and $7,374, respectively. The actual tax benefit for the tax deductions from stock option exercises totaled $8,228, $3,681 and $4,031, respectively, for fiscal years 2021, 2020 and 2019. The Company does not settle any option exercises, under its current stock incentive plan, in cash.

    Restricted Stock Units

Generally, RSUs granted under the 2020 Omnibus Incentive Plan vest ratably over three years. The fair value of RSU grants was based on the closing price of the Company's common stock on the date of grant. RSU compensation expense is recorded on a straight-line basis over the remaining vesting period.

Changes to the Company’s nonvested RSU awards for the year ended September 30, 2021 were as follows:

	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested as of September 30, 2018	650	$19.91
Granted	361	19.23
Vested	(195)	21.51
Forfeited	(142)	18.52
Nonvested as of September 30, 2019	674	19.37
Granted	166	37.24
Vested	(403)	19.43
Forfeited	(32)	22.29
Nonvested as of September 30, 2020	405	26.44
Granted	218	32.01
Vested	(229)	23.78
Forfeited	(10)	28.48
Nonvested as of September 30, 2021	384	$30.30

As of September 30, 2021, there was $5,589 of total unrecognized compensation expense related to non-vested RSUs granted, expected to be recognized over a weighted-average period of approximately 1.40 years. The total fair value of RSUs vested during fiscal years 2021, 2020 and 2019 was $8,897, $14,513 and $4,271, respectively.

    Performance Share Units

The Company awards PSUs whose vesting is contingent upon meeting or exceeding certain market and performance conditions. The performance condition, which was based on an adjusted net income, represented 70% of the award and the market condition, which was based on Total Shareholder Return (“TSR”) of the Company's common stock relative to a peer group represented the remaining 30%. All PSUs cliff vest at the end of three years based on the satisfaction of the performance conditions. Expense for the performance condition based award is recorded when the achievement of the performance condition is considered probable of achievement and is recorded on a straight-line basis over the requisite service period. If such performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. Expense for the market condition based award is recorded on a straight-line basis over the explicit service period.

The grant-date fair value for the performance condition based awards represents the closing stock price on the date of grant. For the grants in fiscal 2021, 2020, and 2019, the closing stock price on the date of grant was $29.80, $37.24 and $17.90, respectively. The grant-date fair value for the market condition based awards was determined using the Monte-Carlo method. The assumptions used in the Monte-Carlo method to value the performance share awards granted during the fiscal year ended September 30, 2021 were as follows:

	September 30, 2021	September 30, 2020	September 30, 2019
Expected dividend yield	—%	—%	—%
Expected volatility	61%	21% - 53%	21% - 74%
Risk free interest rates	0.21%	1.59%	2.84%
Expected life	3 years	3 years	3 years
Fair value	$33.80	$44.22	$18.84

Dividends are not paid on the Company’s common stock. For grants during fiscal year ended 2021 and 2020, the expected volatility is based on the Company’s stock price volatility. For grants during fiscal year 2019, expected volatility is based on historical volatilities of comparable companies. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the award. The expected life of the award represents the weighted-average period of time that awards granted are expected to be outstanding, giving consideration to vesting schedules and expected exercise patterns. The Company does not estimate forfeitures, which are accounted for as they occur.

Changes to the Company’s non-vested PSU awards for the year ended September 30, 2021 were as follows:

	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested as of September 30, 2018	307	$21.22
Granted	242	18.17
Forfeited	(94)	20.55
Nonvested as of September 30, 2019	455	$21.11
Granted	115	40.43
Vested	(162)	25.21
Adjustment for achieved performance upon issuance	31	21.68
Forfeited	(14)	22.82
Nonvested as of September 30, 2020	425	$25.15
Granted	156	31.67
Vested	(171)	21.55
Adjustment for achieved performance upon issuance	57	22.95
Forfeited	(14)	29.43
Nonvested as of September 30, 2021	453	$28.07

As of September 30, 2021, there was $4,316 of total unrecognized compensation expense related to non-vested PSUs granted, expected to be recognized over a weighted-average period of approximately 1.1 years. There were no PSUs vested during fiscal year 2019.

6. OTHER INCOME, NET

Other income, net consisted of the following:

	Fiscal Year Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2019
Gain on purchase of business	$(731)	$—	$(7,384)
Undesignated foreign currency derivative instruments	2,201	1,269	(5,384)
Business interruption insurance recovery	(15,500)	—	—
Foreign exchange loss (gain) on intercompany loans	(1,534)	(2,342)	2,975
Pension-related benefits	(2,368)	(1,704)	(1,606)
Other	(220)	—	(79)
Other income, net	$(18,152)	$(2,777)	$(11,478)

7. INCOME TAXES

Significant components of income before income taxes and income tax expense for the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019 consisted of the following:

(in thousands)	September 30, 2021	September 30, 2020	September 30, 2019
Components of income before income taxes:
United States	$770,350	$201,784	$170,780
Non-U.S	9,651	214	13,889
Income before income taxes	$780,001	$201,998	$184,669

Income tax expense:
Current:
United States:
Federal	$182,105	$32,335	$31,431
State	46,913	9,668	9,800
Non-U.S:	6,432	3,210	5,183
Current income tax expense	$235,450	$45,213	$46,414

Deferred:
United States:
Federal	$(35,442)	$5,102	$1,123
State	(7,281)	49	(340)
Non-U.S:	(583)	(668)	(1,579)
Deferred income (benefit) tax expense	(43,306)	4,483	(796)
Income tax expense	$192,144	$49,696	$45,618

Differences between the statutory federal income tax rate and effective income tax rate are summarized below:

(in thousands)	September 30, 2021	September 30, 2020	September 30, 2019
Statutory federal tax	21%	21%	21%
Adjustments to reconcile to the effective income tax rate:
State income taxes	4%	4%	4%
Stock-based compensation	(1)%	(2)%	(1)%
Other	1%	2%	1%
Effective income tax rate	25%	25%	25%

The Company’s effective tax rate for fiscal 2021 differs from the statutory rate primarily due to state income taxes of $30,680, current year valuation allowance expense of $2,190 and limitations on executive compensation of $2,587 partially offset by $7,352 of excess tax benefit from share-based compensation.

The Company’s effective tax rate for fiscal 2020 differs from the statutory rate primarily due to state income taxes of $7,690, valuation allowance expense of $2,099 and limitations on executive compensation of $1,243, partially offset by $4,203 of excess tax benefit from share-based compensation.

The Company’s effective tax rate for fiscal 2019 differs from the statutory rate primarily due to state income taxes of $7,566, along with GILTI provisions of $953 and withholding taxes of $635, offset by the disallowed gain on the purchase of Cor-Tek of $1,551 and $1,537 of excess tax benefit from share-based compensation.

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax assets are as follows:

(in thousands)	September 30, 2021	September 30, 2020
Deferred tax assets:
Accrued liabilities and reserves	$42,932	$26,783
Tax loss and credit carryforwards	16,096	15,637
Postretirement benefits	2,057	11,751
Inventory	36,021	5,240
Lease obligations	10,616	9,966
Other	633	174
	$108,355	$69,551
Deferred tax liabilities:
Property, plant and equipment	$(21,784)	$(17,648)
Intangible assets	(43,657)	(44,774)
Loss on investment	(5,102)	(5,153)
Right-of-use assets, net	(10,247)	(9,546)
Other	(3,095)	(4,065)
	$(83,885)	$(81,186)
Net deferred tax liability before valuation allowance	24,470	(11,635)
Valuation allowance	(11,523)	(10,203)
Net deferred tax liability	$12,947	$(21,838)

As of September 30, 2021, the Company has $33,651 of state net operating loss carryforwards which expire beginning in 2021 through 2036. In certain non-U.S. jurisdictions, the Company has net operating loss carryforwards of $55,022 which have an expiration period ranging from five years to unlimited.

Valuation allowances have been established on net operating losses and other deferred tax assets in Luxembourg, Australia, France, China, and other foreign and United States state jurisdictions, as a result of the Company's determination that there is less than 50% likelihood that these assets will be realized. Evidence for this determination includes three year cumulative loss positions, future reversal of temporary differences, and expectations of future losses. For fiscal 2021, the Company assessed the need for a valuation allowance against deferred tax assets in the Company’s China business based on recent taxable income and the expected future performance of the business. As a result, the Company has established a $1,195 valuation allowance against the deferred tax assets of the China business.

As of September 30, 2021, and September 30, 2020, the Company had unrecognized tax benefits of $3,333 and $1,614 which, if recognized, would positively benefit the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2021 and September 30, 2020, the Company had accrued interest and penalties of $260 and $188, respectively, in the consolidated balance sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefit, excluding interest and penalties, is as follows:

(in thousands)	For the period from September 30, 2018 to September 30, 2021
Balance as of September 30, 2018	$1,364
Additions based on tax positions related to prior years	244
Settlements	(814)
Balance as of September 30, 2019	794
Additions based on tax positions related to prior years	925
Additions based on tax positions related to current year	122
Settlements	(227)
Balance as of September 30, 2020	1,614
Additions based on tax positions related to prior years	291
Additions based on tax positions related to current year	1,658
Settlements	(230)
Balance as of September 30, 2021	$3,333

During fiscal 2021, the balance of unrecognized tax benefits increased by $1,949 as a result of federal and various state jurisdictions' uncertain tax positions, partially offset by a decrease of $230 as result of completing tax audits and the expiration of the statute of limitations in various state jurisdictions. The related accrued penalties and interest for uncertain tax positions increased by $72.

During fiscal 2020, the balance of unrecognized tax benefits increased by $1,047 as a result of federal and various state jurisdictions’ uncertain tax positions, partially offset by a decrease of $227 as a result of completing tax audits and the expiration of the statute of limitations in various state jurisdictions. The related accrued penalties and interest for uncertain tax positions increased by $134.

During fiscal 2019, the balance of unrecognized tax benefits decreased by $814 as of completing state tax audits and the expiration of the statute of limitations in various state jurisdictions, partially offset by an increase of $244, primarily related to various state jurisdictions’ uncertain tax positions. The related accrued penalties and interest for uncertain tax positions decreased by $25.

Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities. The following tax years remain subject to examination by the major tax jurisdictions as follows:

Jurisdiction	Years Open to Audit
United States	2018, 2019, 2020 and 2021

The Company's income tax returns are examined periodically by various taxing authorities. The Company is currently under examination in various state jurisdictions. Based on the current status of its income tax audits, the Company believes that it is reasonably possible that there would be no material changes to the unrecognized tax benefits in the next twelve months.

Other Income Tax Matters—Prior to the passage of the TCJA, foreign undistributed earnings were generally subject to U.S. taxation when repatriated. The TCJA imposed a one-time transition tax on previously untaxed accumulated earnings of foreign subsidiaries. The Company has accumulated earnings and profits deficit, therefore did not record an additional tax liability for the transition tax. The TCJA adopts a new quasi-territorial tax regime that eliminates U.S income taxes on dividends from foreign subsidiaries. The Company may still be liable for foreign taxes, such as withholding taxes, if earnings are repatriated.

For the fiscal year ended September 30, 2021, the Company recorded no additional liability for United States or non-U.S. income taxes on the undistributed income of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such income is expected to be indefinitely reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such income.

For the fiscal year ended September 30, 2020, the Company did not record income tax or non-income tax expense related to the remaining foreign earnings, and did not record any deferred tax liabilities for any basis differences in investments in subsidiaries as the earnings are expected to be indefinitely reinvested, the investments are essentially permanent in duration, or the Company has concluded that there will be no additional tax liability as a result of the distribution of the income.

As of September 30, 2021, certain subsidiaries had approximately $74,813 of undistributed income that the Company intends to permanently reinvest. A liability could arise if the Company's intention to permanently reinvest such income were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed of. It is not practicable to estimate the additional income taxes related to permanently reinvested income or the basis differences related to investments in subsidiaries.

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

As a result of the 2010 transactions that lead to the Company becoming an independent, stand-alone entity, the Company and Tyco entered into an investment agreement in which Tyco has agreed to indemnify and hold harmless the Company and its subsidiaries and their respective affiliates from and against any taxes of the Company with respect to any tax period ending on or before the closing of the 2010 transactions, as well as all tax liabilities relating to events or transactions occurring on or prior to the closing date of the 2010 transactions. In addition, the Company has agreed to indemnify and hold harmless Tyco and its affiliates from and against any liability for any taxes of the Company with respect to any tax period after the 2010 transactions.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
(in thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2019
Numerator:
Net income	$587,857	$152,302	$139,051
Less: Undistributed earnings allocated to participating securities	11,380	3,356	3,726
Net income available to common shareholders	$576,477	$148,946	$135,325

Denominator:
Basic weighted average common shares outstanding	46,569	47,265	46,577
Effect of dilutive securities: Non-participating employee stock options (1)	737	779	1,200
Diluted weighted average common shares outstanding	47,306	48,044	47,777

Basic earnings per share	$12.38	$3.15	$2.91
Diluted earnings per share	$12.19	$3.10	$2.83

(1) Stock options to purchase approximately 0.0 million, 0.3 million, and 0.4 million shares of common stock were outstanding during the years ended September 30, 2021, September 30, 2020, and September 30, 2019, respectively, but were not included in the calculation of diluted earnings per share as the impact of these would have been anti-dilutive.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component, net of tax:

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2019	$(23,818)	$(17,880)	$(41,698)
Other comprehensive (loss) income before reclassifications	(7,604)	6,087	(1,517)
Amounts reclassified from accumulated other comprehensive loss	661	—	661
Net current period other comprehensive (loss) income	(6,943)	6,087	(856)
Balance as of September 30, 2020	$(30,761)	$(11,793)	$(42,554)
Other comprehensive income (loss) before reclassifications	10,453	2,385	12,838
Amounts reclassified from accumulated other comprehensive loss	990	—	990
Net current period other comprehensive income (loss)	11,443	2,385	13,828
Balance as of September 30, 2021	$(19,318)	$(9,408)	$(28,726)

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

	Fiscal Year Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2019
Amortization of defined benefit pension items:
Amortization of net loss (included within other income, net)	$1,327	$888	$101
Tax expense	(337)	(227)	(25)
Net reclassifications for the period	$990	$661	$76

10. INVENTORIES, NET

A majority of the Company records inventory at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 81% and 73% of the Company's inventories are valued at the lower of LIFO cost or market at September 30, 2021 and September 30, 2020, respectively.

(in thousands)	September 30, 2021	September 30, 2020
Purchased materials and manufactured parts, net	$105,460	$49,192
Work in process, net	35,043	24,113
Finished goods, net	145,486	125,790
Inventories, net	$285,989	$199,095

Total inventories would be $108,911 higher and $4,418 lower than reported as of September 30, 2021 and September 30, 2020, respectively, if the first-in, first-out method was used for all inventories. During the years ended September 30, 2021 and September 30, 2020, inventory quantities in specific pools were lower at the end of the period than the quantities at the beginning of the period. This reduction resulted in a liquidation of LIFO inventory quantities carried at net lower costs prevailing in the respective prior years as compared with the cost of respective current year purchases. The effect of this inventory reduction resulted in decreased cost of goods sold and increased operating income of approximately $6,592 and $1,837.

As of September 30, 2021 and September 30, 2020, the excess and obsolete inventory reserve was $11,780 and $14,533, respectively.

11. PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2021 and September 30, 2020, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	September 30, 2021	September 30, 2020
Land	$23,043	$20,460
Buildings and related improvements	136,680	129,538
Machinery and equipment	372,503	332,260
Leasehold improvements	9,720	9,862
Software	28,288	27,028
Construction in progress	43,055	22,736
Property, plant and equipment, at cost	613,289	541,884
Accumulated depreciation	(337,667)	(297,993)
Property, plant and equipment, net	$275,622	$243,891

Depreciation expense for fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019 was $44,913, $42,208 and $39,471, respectively.

12. GOODWILL AND INTANGIBLE ASSETS

Goodwill — Changes in the carrying amount of goodwill are as follows:

	Segment
(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2019	$142,654	$43,577	$186,231
Exchange rate effects	2,008	—	2,008
Balance as of September 30, 2020	$144,662	$43,577	$188,239
Goodwill acquired during year	9,948	—	9,948
Exchange rate effects	861	—	861
Balance as of September 30, 2021	$155,471	$43,577	$199,048

Goodwill balances include $3,924 and $43,000 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively, as of September 30, 2021 and September 30, 2020.

Intangible Assets — The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets:

		September 30, 2021			September 30, 2020
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Customer relationships	11	$371,048	$(234,946)	$136,102	$355,735	$(202,677)	$153,058
Other	8	23,633	(11,411)	12,222	19,086	(9,675)	9,411
Total		394,681	(246,357)	148,324	374,821	(212,352)	162,469
Indefinite-lived Intangible Assets:
Trade names		92,880	—	92,880	92,880	—	92,880
Total		$487,561	$(246,357)	$241,204	$467,701	$(212,352)	$255,349

Amortization expense for the fiscal years ended September 30, 2021, September 30, 2020 and September 30, 2019 was $33,644, $32,262 and $32,876, respectively. Expected amortization expense for intangible assets over the next five years and thereafter is as follows (in thousands):

2022	$32,723
2023	32,684
2024	28,110
2025	15,623
2026	14,133
2027 and thereafter	25,051

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in estimated useful lives, impairment of intangible assets, and other events.

13. DEBT

Debt as of September 30, 2021 and September 30, 2020 was as follows:

(in thousands)	September 30, 2021	September 30, 2020
First Lien Term Loan Facility due December 22, 2023	$—	$811,540
New Senior Secured Term Loan Facility due May 26, 2028	371,095	—
Senior Notes Due June 1, 2031	400,000	—
ABL Credit Facility	—	—
Deferred financing costs	(12,709)	(7,804)
Long-term debt	$758,386	$803,736

During the three months ended September 30, 2020, the Company made a voluntary payment of principal on the First Lien Loan of $40,000. During the three months ended December 25, 2020 and the three months ended September 30, 2021, the Company made voluntary prepayments of principal on the First Lien Loan of $40,000 and the New Senior Secured Term Loan Facility of $26,000, respectively. The voluntary prepayment on the New Senior Secured Term Loan Facility resulted in the removal of all principal payment requirements until the contractual maturity of the debt in fiscal 2028.

As of September 30, 2021, future contractual maturities of long-term debt are as follows (in thousands):

2022	$—
2023	—
2024	—
2025	—
2026	—
2027 and thereafter	$773,000

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

Senior Notes - On May 26, 2021, the Company completed the issuance and sale of the $400 million aggregate principal amount of 4.25% Senior Notes due 2031 (the “Senior Notes”) in a private offering. The Senior Notes were sold only to qualified institutional buyers in compliance with Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside of the United States in compliance with Regulation S of the Securities Act.

ABL Credit Facility — On August 28 2020, AII amended the ABL Credit Facility (the “Amended ABL Facility”). The amendment, among other things, extended the maturity of the facility to August 28, 2023, and increased the interest rate margins applicable to loans under the facility to (i) in the case of United States dollar-denominated loans, either (x) LIBOR plus an applicable margin ranging from 1.75% to 2.25%, or (y) an alternate base rate plus an applicable margin ranging from 0.75% to 1.25%, each based on available loan commitments or (ii) in the case of Canadian dollar-denominated loans, either (x) the BA rate plus an applicable margin ranging from 1.75% to 2.25% or (y) a Canadian prime rate plus an applicable margin ranging from 0.75% to 1.25%, each based on available loan commitments. The Amended ABL Credit Facility bears a commitment fee, payable quarterly in arrears, of 0.375% per annum. The Amended ABL Credit Facility also bears customary letter of credit fees. The revisions to the ABL Credit Facility were accounted for as a debt extinguishment, resulting in immediate expensing of unamortized financing costs of $273 for the year ended September 30, 2020.

On May 26, 2021, the Company entered into an amendment to the ABL Credit Facility. The amendment (i) extends the maturity of the facility to the earlier of five years from entering into the amendment or 91 days prior to the maturity date of the New Senior Secured Term Loan Facility if at least $100 million of obligations remain outstanding under the New Senior Secured Term Loan Facility on such date (ii) decreases the interest rate margins applicable to loans under the facility to (a) in the case of United States dollar-denominated loans, either (x) LIBOR plus an applicable margin ranging from 1.25% to 1.75%, or (y) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% or (b) in the case of Canadian dollar-denominated loans, either (x) the bankers acceptance rate plus an applicable margin ranging from 1.25% to 1.75% or (y) a Canadian prime rate plus an applicable margin ranging from 0.25% to 0.75%. (iii) decreases the fee payable with respect to unutilized availability under the facility from 0.375% to 0.30%, depending on the remaining availability under the ABL Credit Facility the rate may decrease to 0.25% and (iv) made certain other changes agreed with the lenders under the ABL Credit Facility.

The Amended ABL Credit Facility has aggregate commitments of $325,000 and is guaranteed by AIH, the United States subsidiaries owned directly or indirectly by AII and certain other restricted subsidiaries of AII that AII causes to be a subsidiary guarantor from time to time including as of the closing date for the Amended ABL Credit Facility, Columbia-MBF, Inc., a corporation formed by amalgamation under the laws of Canada (“Columbia-MBF”). AII's availability under the ABL Credit Facility was $315,499 and $265,899 as of September 30, 2021 and September 30, 2020, respectively. Availability under the ABL Credit Facility is subject to a borrowing base equal to the sum of 85% of eligible accounts receivable plus the lesser of (i) 80% of eligible inventory of each borrower and guarantor, valued at the lower of cost and fair market value and (ii) 85% of the net orderly liquidation value of eligible inventory, subject to certain limitations. There were no borrowings outstanding under the ABL Credit Facility as of September 30, 2021 and September 30, 2020, respectively.

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

Use of Proceeds - The proceeds from the Senior Notes and the New Senior Secured Term Loan Facility were used to repay the remaining principal of the existing First Lien Term Loan Facility of $772.0 million and $4.0 million of accrued interest. The Company accounted for the repayment of the First Lien Term Loan Facility as an extinguishment of debt and recorded a $4.2 million loss on extinguishment of debt. The Company accounted for the amendment to the ABL Credit Facility as a modification of debt.

14. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company uses forward currency contracts to hedge the effects of foreign exchange relating to certain of the Company's intercompany receivables denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from six months to one year. Short-term forward currency contracts are recorded in prepaid expenses and other current assets or other current liabilities and long-term forward currency contracts are recorded in other long-term assets or other long-term liabilities in the consolidated balance sheets. The fair value gains and losses are included in other income, net within the consolidated statements of operations. See Note 6, “Other Income, net” for further detail.

The total notional amounts of undesignated forward currency contracts were £37.4 million, £43.3 million and £45.0 million as of September 30, 2021, September 30, 2020 and September 30, 2019. Cash flows associated with derivative financial instruments are recognized in the operating section of the consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the recurring assets and liabilities measured at fair value as of September 30, 2021 and September 30, 2020 in accordance with the fair value hierarchy:

	September 30, 2021			September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$489,987	$—	$—	$209,421	$—	$—
Forward currency contracts	—	127	—	—	2,209	—
Liabilities
Forward currency contracts	—	$183	—	—	$102	—

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the consolidated balance sheets were as follows:

	September 30, 2021		September 30, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan Facility due December 22, 2023	$—	$—	$812,120	$808,060
New Senior Secured Term Loan Facility due May 26, 2028	373,000	371,486	—	—
Senior Notes due June 2031	400,000	415,828	—	—
Total debt	$773,000	$787,314	$812,120	$808,060

In determining the approximate fair value of its long-term debt, the Company used the trading value among financial institutions, which were classified within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being market-linked variable rate debt.

15. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of September 30, 2021, such obligations were $247,166 for fiscal 2022, $5,333 for fiscal 2023 and $5,600 thereafter. These amounts represent open purchase orders for materials used in production.

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

Legal Contingencies — Historically, a number of lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the “Special Products Claims.” During fiscal 2019, after a court judgment was issued in one case between the Company and Tyco regarding the indemnification of expenses, fees and settlement amounts relating to the incompatibility issue, the Company and Tyco entered into a global settlement regarding the issue. The Company agreed to fund the total settlement in exchange for Tyco's agreement to cap the Company’s Special Products Claim deductible at $12,000, as opposed to the $13,000 cap negotiated within the original indemnity agreement. In conjunction with the payment of that settlement, Tyco and the Company examined the Company’s total Special Products Claim payments and agreed that with that settlement payment and payment of a few other legal fee invoices, all of which have now been paid, the Company had met its $12,000 deductible obligation related to these Special Products Claims. Tyco, now Johnson Controls, Inc. (“JCI”), has a contractual obligation to indemnify the Company in respect of all remaining and future claims of incompatibility between the Company's antimicrobial coated steel sprinkler pipe and CPVC pipe used in the same sprinkler system. JCI is currently defending the Company in a few such Special Product Claims and since 2019 has defended and indemnified the Company on Special Products Claims as required.

As of September 30, 2021, the Company believes that the range of reasonably possible losses for Special Products Claims and other product liabilities is between $1,000 and $8,000.

At this time, the Company does not expect the outcome of the Special Products Claims proceedings, either individually or in the aggregate, to have a material adverse effect on its business, financial condition, results of operations or cash flows, and the Company believes that its reserves are adequate for all remaining contingencies for Special Products Claims.

During the year ended September 30, 2020, one of the Company’s manufacturing facilities experienced a flood which resulted in damages to certain property, plant and equipment.  This facility is covered under the Company’s property and casualty loss and business interruption insurance policies.  During the year ended September 30, 2021, the Company settled the related insurance claim and received $15,500 of business interruption recovery proceeds related to this incident. The amount was recorded as other income within the consolidated statements of operations for the year ended September 30, 2021.

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
16. GUARANTEES

The Company has outstanding letters of credit totaling $9,501 supporting workers’ compensation and general liability insurance policies and surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $1,857 as of September 30, 2021.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, loss on extinguishment of debt, restructuring charges, stock-based compensation, certain legal matters, transaction costs, gain on purchase of business, gain on sale of a business and other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, and realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives.

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

	Fiscal year ended
	September 30, 2021			September 30, 2020			September 30, 2019
(in thousands)	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA
Electrical	$2,229,862	$3,437	$873,868	$1,267,988	$2,559	$292,809	$1,389,056	$1,271	$285,217
Safety & Infrastructure	698,152	168	$81,827	497,433	90	$67,821	527,482	29	$77,407
Eliminations	—	(3,605)		—	(2,649)		—	(1,300)
Consolidated operations	$2,928,014	$—		$1,765,421	$—		$1,916,538	$—

	Capital Expenditures			Total Assets
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2019	September 30, 2021	September 30, 2020	September 30, 2019
Electrical	$34,995	$16,067	$19,394	$1,122,835	$794,931	$828,119
Safety & Infrastructure	22,407	15,470	14,396	482,942	255,903	296,369
Unallocated	7,072	2,233	1,070	604,322	507,691	312,507
Consolidated operations	$64,474	$33,770	$34,860	$2,210,099	$1,558,525	$1,436,995

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Fiscal Year Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2019
Operating segment Adjusted EBITDA
Electrical	$873,868	$292,809	$285,217
Safety & Infrastructure	81,827	67,821	77,407
Total	$955,695	$360,630	$362,624
Unallocated expenses (a)	(58,148)	(33,995)	(38,216)
Depreciation and amortization	(78,557)	(74,470)	(72,347)
Interest expense, net	(32,899)	(40,062)	(50,473)
Loss on extinguishment of debt	(4,202)	(273)	—
Stock-based compensation	(17,047)	(13,064)	(11,798)
Gain on purchase of business	731	—	7,384
Other (b)	14,428	3,232	(12,505)
Income before income taxes	$780,001	$201,998	$184,669

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.
(b) Represents other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions and realized or unrealized gain (loss) on foreign currency impacts of intercompany loans, restructuring charges and related forward currency derivatives.

The Company’s long-lived assets and net sales by geography were as follows:

	Long-lived assets			Net sales
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2019	September 30, 2021	September 30, 2020	September 30, 2019
United States	$258,069	$203,694	$219,614	$2,637,118	$1,563,258	$1,689,194
Other Americas	6,180	146	147	53,151	26,421	33,485
Europe	45,917	41,283	43,207	183,985	132,299	142,279
Asia-Pacific	6,569	1,759	1,998	53,760	43,443	51,580
Total	$316,735	$246,882	$264,966	$2,928,014	$1,765,421	$1,916,538

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in any of the last three fiscal years:

	Fiscal Year Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2019
Metal Electrical Conduit and Fittings	$612,137	$484,476	$546,533
Plastic Pipe and Conduit	893,199	308,561	292,243
Electrical Cable and Flexible Conduit	424,411	322,888	382,464
Other Electrical products	300,115	152,063	167,816
Electrical	2,229,862	1,267,988	1,389,056

Mechanical Pipe	395,289	244,902	259,613
Other Safety & Infrastructure products	302,863	252,531	267,869
Safety & Infrastructure	698,152	497,433	527,482
Net sales	$2,928,014	$1,765,421	$1,916,538

Risks and Concentrations

Concentration of Credit Risk — The Company extends credit to various customers in the retail and construction industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company's overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of customers and maintains reserves for potential credit losses. As of September 30, 2021, CED National represented 11% of the Company’s accounts receivable, with no significant amounts past due. As of September 30, 2020, one customer, Sonepar Management US, Inc., represented 11% of the Company’s accounts receivable balance due to increased sales in the last 60 days of the year. For fiscal 2021, 2020 and 2019, no single customer accounted for more than 10% of sales.

Concentration of Employees — As of September 30, 2021, approximately 21% of the Company's employees were represented by a union under a collective bargaining agreement. All unions are located in either the United States or Canada, with no unions or Worker's Councils at any of the other locations abroad. On July 14, 2020, the Company and the United Steelworkers Union, representing approximately 350 employees, reached agreement on the terms of a new collective bargaining agreement for our largest facility in Harvey, Illinois, which expires in April 2024. The Company believes its relationship with its employees is good.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and CEO, William E. Waltz, and our Vice President and CFO, David P. Johnson, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Waltz and Johnson have concluded that both the design and operation of our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company’s management assessed, under the supervision and with the participation of our President and CEO, William E. Waltz, and our Vice President and CFO, David P. Johnson, the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of September 30, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting for fiscal 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Atkore Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Atkore Inc. (formerly Atkore International Group Inc.) and subsidiaries (the “Company”) as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2021, of the Company and our report dated November 18, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP

Chicago, Illinois
November 18, 2021

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 11. Executive Compensation

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a).         Financial Statements, Schedules and Exhibits.
1.           Financial Statements

Report of Independent Registered Public Accounting Firm contained in Item 8 of this Annual Report on Form 10-K.	49
Consolidated Statements of Operations for the years ended September 30, 2021, September 30, 2020, and September 30, 2019 contained in Item 8 of this Annual Report on Form 10-K.	51
Consolidated Statements of Comprehensive Income for the years ended September 30, 2021, September 30, 2020, and September 30, 2019 contained in Item 8 of this Annual Report on Form 10-K.	52
Consolidated Balance Sheets for the years ended September 30, 2021, and September 30, 2020 contained in Item 8 of this Annual Report on Form 10-K.	53
Consolidated Statements of Cash Flows for the years ended September 30, 2021, September 30, 2020, and September 30, 2019 contained in Item 8 of this Annual Report on Form 10-K.	54
Consolidated Statements of Shareholders’ Equity for the three year period ended September 30, 2021 contained in Item 8 of this Annual Report on Form 10-K.	56
Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.	57
2.           Financial Statements Schedules
The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I-Atkore Inc. (Parent) Condensed Financial Information	97
Schedule II-Valuation and Qualifying Accounts	101

3. Exhibits	93
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

3.1.1
Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of Atkore International Group Inc., incorporated by reference to Exhibit 3.1 to Atkore Inc.’s Current Report on Form 8-K filed February 12, 2021.

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

4.2
Description of Capital Stock of Atkore International Group Inc., incorporated by reference to Exhibit 4.2 to Atkore International Group Inc.’s Amendment No. 1 on Form 10-K/A, filed on February 4, 2020, to amend Atkore International Group Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, initially filed on November 22, 2019.

4.3
Indenture, dated as of May 26, 2021, by and among Atkore Inc., the subsidiary guarantors and the Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to Atkore Inc.’s Current Report on Form 8-K filed on June 2, 2021.

10.1
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

10.1.1
Amendment Number One to Credit Agreement, dated as of May 26, 2021, among Atkore International Inc., the subsidiaries of Atkore International Inc., the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as swingline lender, issuing lender, administrative agent and collateral agent thereunder, incorporated by reference to Exhibit 10.2 to Atkore Inc.’s Current Report on Form 8-K filed on June 2, 2021.

10.2*
Second Amended and Restated Guarantee and Collateral Agreement, dated as of May 26, 2021, made by Atkore Inc., Atkore International Holdings Inc., Atkore International, Inc. and certain of its subsidiaries from time to time party thereto, in favor of Wells Fargo Bank, National Association, as collateral agent and administrative agent.

10.3*
Amended and Restated Canadian Guarantee and Collateral Agreement, dated as of May 26, 2021, made by Columbia-MBF Inc. and certain Atkore International, Inc. subsidiaries, in favor of Wells Fargo Bank, National Association, as collateral agent and administrative agent.

10.4
Term Loan Credit Agreement, dated as of May 26, 2021, by and among Atkore Inc., as parent, Atkore International Inc., as borrower, the several lenders party thereto and JPMorgan Chase Bank, N.A, as administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to Atkore Inc.’s Current Report on Form 8-K filed on June 2, 2021.

10.5*
Intercreditor Agreement, dated as of May 26, 2021, by and between Wells Fargo Bank, National Association, in its capacity as collateral agent for the ABL secured parties and JPMorgan Chase Bank, N.A., in its capacity as collateral agent for the Term Loan secured parties, together with additional parties from time to time party thereto.

10.6*
Guarantee and Collateral Agreement, dated as of May 26, 2021, made by Atkore Inc., Atkore International Holdings Inc., Atkore International, Inc. and certain subsidiaries of Atkore Inc. from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as collateral agent and administrative agent.

10.7*
Canadian Guarantee and Collateral Agreement, dated as of May 26, 2021, made by Columbia-MBF Inc. and certain subsidiaries of Atkore Inc., in favor of JPMorgan Chase Bank, N.A., as collateral agent and administrative agent.

10.8†	Severance Policy, dated May 9, 2012, incorporated by reference to Exhibit 10.21 to AIH’s Annual Report on Form 10-K for the year ended September 23, 2012.

10.9†	Atkore International Group Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.15 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.10†	Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.16 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.11†	Form of Employee Stock Subscription Agreement (Purchased Shares), incorporated by reference to Exhibit 10.17 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.12†	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.25 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.12.1†*	Schedule of Signatories to a Director Indemnification Agreement.

10.13†	Atkore International Group Inc. Annual Incentive Plan, incorporated by reference to Exhibit 10.26 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.14†
Atkore International Group Inc. 2020 Omnibus Incentive Plan, incorporated by reference to Annex A to Atkore International Group Inc.’s Definitive Proxy Statement on Schedule 14A filed on December 13, 2019.

10.14.1†*	Form of Employee Restricted Stock Unit Agreement under the 2020 Omnibus Incentive Plan.

10.14.2†*	Employee Performance Share Agreement under the 2020 Omnibus Incentive Plan.

10.15†*	Non-Employee Director Compensation Program of Atkore Inc.

10.16†
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

10.19†
Form of Employee Performance Share Agreement under the Omnibus Incentive Plan, incorporated by reference to Exhibit 10.5 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, as amended.

10.20†
Severance and Retention Policy for Senior Management, effective July 10, 2017, incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.21
Letter Agreement, dated May 4, 2018, by and among William Waltz, Atkore International Inc. and Atkore International Group Inc., incorporated by reference to Exhibit 10.1 to Atkore International Group Inc.’s Quarterly Report on Form 10-Q filed on August 7, 2018.

10.22†
Atkore International Group Inc. 2016 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.27 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.22.1†
Form of Employee Stock Option Agreement under the 2016 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.28.1 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.22.2†
Form of Employee Restricted Stock Agreement under the 2016 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.28.2 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.22.3†*	Form of Employee Stock Option Agreement under the 2016 Omnibus Incentive Plan.

21.1*	List of Subsidiaries of Atkore Inc. as of September 30, 2021.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer of Atkore Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Atkore Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer of Atkore Inc. pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*
Certification of Chief Financial Officer of Atkore Inc. pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ATKORE INC.
(Registrant)
Date:	November 18, 2021	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 18, 2021	By:	/s/ Michael V. Schrock
			Name:	Michael V. Schrock
			Title:	Director and Chairman of the Board

Date:	November 18, 2021	By:	/s/ William E. Waltz
			Name:	William E. Waltz
			Title:	President and Chief Executive Officer, Director (Principal Executive Officer)

Date:	November 18, 2021	By:	/s/ David P. Johnson
			Name:	David P. Johnson
			Title:	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 18, 2021	By:	/s/ Betty R. Johnson
			Name:	Betty R. Johnson
			Title:	Director

Date:	November 18, 2021	By:	/s/ Jeri L. Isbell
			Name:	Jeri L. Isbell
			Title:	Director

Date:	November 18, 2021	By:	/s/ Wilbert W. James Jr.
			Name:	Wilbert W. James Jr.
			Title:	Director

Date:	November 18, 2021	By:	/s/ Justin A. Kershaw
			Name:	Justin A. Kershaw
			Title:	Director

Date:	November 18, 2021	By:	/s/ Scott H. Muse
			Name:	Scott H. Muse
			Title:	Director

Date:	November 18, 2021	By:	/s/ William VanArsdale
			Name:	William VanArsdale
			Title:	Director

Date:	November 18, 2021	By:	/s/ A. Mark Zeffiro
			Name:	A. Mark Zeffiro
			Title:	Director

SCHEDULE I
ATKORE INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2021	September 30, 2020
Assets
Investment in subsidiary	$864,736	$378,410
Total Assets	864,736	378,410
Liabilities and Equity
Total Liabilities	$—	$—
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 45,997,159 and 47,407,023 shares issued and outstanding, respectively	$461	$475
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively	(2,580)	(2,580)
Additional paid-in capital	506,921	487,223
Retained earnings	388,660	(64,154)
Accumulated other comprehensive loss	(28,726)	(42,554)
Total Equity	864,736	378,410
Total Liabilities and Equity	$864,736	$378,410

See Notes to Condensed Financial Information

SCHEDULE I
ATKORE INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2019
Equity in net income of subsidiary	$587,857	$152,302	$139,051
Net income	587,857	152,302	139,051
Other comprehensive (loss) income of subsidiary, net of tax	13,828	(856)	(22,927)
Comprehensive income	$601,685	$151,446	$116,124

See Notes to Condensed Financial Information

SCHEDULE I
ATKORE INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net cash provided by operating activities	$—	$—	$—

Cash Flows from Investing Activities:
Distribution received from subsidiary	135,066	15,011	24,419
Distribution paid to subsidiary	(2,660)	2,972	(7,374)
Net cash provided by investing activities	132,406	17,983	17,045

Cash Flows from Financing Activities:
Issuance of common stock, net of taxes withheld	2,660	(2,972)	7,374
Repurchase of common shares	(135,066)	(15,011)	(24,419)
Net cash used in financing activities	(132,406)	(17,983)	(17,045)

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—

See Notes to Condensed Financial Information

SCHEDULE I
ATKORE INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL INFORMATION
(dollars in thousands)

1. Description of Atkore Inc.

Atkore Inc. (the “Company,” “Parent” or “Atkore”) was incorporated in the State of Delaware on November 4, 2010 under the name Atkore International Group Inc. The Company is the stockholder of Atkore International Holdings Inc. (“AIH”), which is the sole stockholder of Atkore International Inc. (“AII”). Prior to the transactions described below, all of the capital stock of AII was owned by Tyco International Ltd. (“Tyco”). The business of AII was operated as the Tyco Electrical and Metal Products (“TEMP”) business of Tyco. Atkore was initially formed by Tyco as a holding company to hold ownership of TEMP.

On November 9, 2010, Tyco announced that it had entered into an agreement to sell a majority interest in TEMP to CD&R Allied Holdings, L.P. (the “CD&R Investor”), an affiliate of the private equity firm Clayton Dubilier & Rice, LLC (“CD&R”). On December 22, 2010, the transaction was completed and CD&R acquired shares of a newly created class of cumulative convertible preferred stock (the “Preferred Stock”) of the Company. The Preferred Stock initially represented 51% of the Company's outstanding capital stock (on an as-converted basis). On December 22, 2010, the Company also issued common stock (the “Common Stock”) to Tyco's wholly owned subsidiary, Tyco International Holding S.à.r.l. (“Tyco Seller”), that initially represented the remaining 49% of the Company's outstanding capital stock. Subsequent to December 22, 2010, the Company has operated as an independent, stand-alone entity.

On March 6, 2014, the Company entered into a non-binding letter of intent (the “Letter of Intent”) with Tyco for the acquisition (the “Acquisition”) of 40.3 million shares of Common Stock held by Tyco Seller. On April 9, 2014, the Company paid $250,000 to Tyco Seller to redeem the shares, which were subsequently retired. The Company paid $2,000 of expenses related to the share redemption.

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

2. Basis of Presentation

The accompanying condensed Parent only financial statements are required in accordance with Rule 4-08(e)(3) of Regulation S-X. The financial statements include the amounts of the Parent and its investment in its subsidiaries under the equity method and does not present the financial statements of the Parent and its subsidiaries on a consolidated basis. Under the equity method, investment in its subsidiaries is stated at cost plus contributions and equity in undistributed income (loss) of subsidiary less distributions received since the date of acquisition. These condensed Parent only financial statements should be read in conjunction with the Atkore Inc. consolidated financial statements and their accompanying notes.

3. Dividends and Distributions from Subsidiaries

The Company received distributions of $135,066, $15,011, and $24,419 from its subsidiaries for the years ended September 30, 2021, September 30, 2020 and September 30, 2019, respectively. The distributions received in fiscal 2021, 2020 and 2019 were used to repurchase shares of the Company's common stock. These dividends were permissible under an exception to the net asset restrictions of the agreements governing AII's borrowings, which allow for dividend payments from AII to AIH or the Parent for the purpose of repurchasing shares of Parent's common stock.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additional (Charges)/Benefit to Income	Write offs and Other	Balance at End of Year
Accounts Receivable Allowance for Current and Expected Credit Losses:
For the fiscal year ended:
2021	$(3,167)	(339)	996	$(2,510)
2020	$(2,608)	(1,990)	1,431	$(3,167)
2019	$(1,762)	(970)	124	$(2,608)

Deferred Tax Valuation Allowance:
For the fiscal year ended:
2021	$(10,203)	(2,190)	870	$(11,523)
2020	$(7,764)	(2,047)	(392)	$(10,203)
2019	$(7,427)	(346)	9	$(7,764)