Form 10-Q
period 2021-12-24
Atkore Inc.
filed 2022-01-31
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2021
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
As of January 27, 2022, there were 44,856,063 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended
(in thousands, except per share data)	Note	December 24, 2021	December 25, 2020
Net sales		$840,801	$511,082
Cost of sales		485,993	321,891
Gross profit		354,808	189,191
Selling, general and administrative		78,151	61,078
Intangible asset amortization	11	8,229	8,260
Operating income		268,428	119,853
Interest expense, net		6,918	8,254
Other income, net	5	(308)	(431)
Income before income taxes		261,818	112,030
Income tax expense	6	56,975	26,964
Net income		$204,843	$85,066

Net income per share
Basic	7	$4.38	$1.78
Diluted	7	$4.32	$1.75

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended
(in thousands)	Note	December 24, 2021	December 25, 2020
Net income		$204,843	$85,066
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment		(1,458)	7,051
Change in unrecognized loss related to pension benefit plans	4	125	262
Total other comprehensive (loss) income	8	(1,333)	7,313
Comprehensive income		$203,510	$92,379
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	December 24, 2021	September 30, 2021
Assets
Current Assets:
Cash and cash equivalents		$498,959	$576,289
Accounts receivable, less allowance for current and expected credit losses of $2,847 and $2,510, respectively		541,685	524,926
Inventories, net	9	362,099	285,989
Prepaid expenses and other current assets		45,906	34,248
Total current assets		1,448,649	1,421,452
Property, plant and equipment, net	10	276,858	275,622
Intangible assets, net	11	251,375	241,204
Goodwill	11	211,928	199,048
Right-of-use assets, net		40,884	41,113
Deferred tax assets	6	35,045	29,693
Other long-term assets		2,554	1,967
Total Assets		$2,267,293	$2,210,099
Liabilities and Equity
Current Liabilities:
Accounts payable		233,921	243,164
Income tax payable		74,508	72,953
Accrued compensation and employee benefits		29,805	57,437
Customer liabilities		98,563	80,324
Lease obligations		11,652	11,785
Other current liabilities		51,570	59,273
Total current liabilities		500,019	524,936
Long-term debt	12	758,924	758,386
Long-term lease obligations		30,076	30,236
Deferred tax liabilities	6	18,141	16,746
Pension liabilities		3,168	3,819
Other long-term liabilities		14,344	11,240
Total Liabilities		1,324,672	1,345,363
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 45,394,463 and 45,997,159 shares issued and outstanding, respectively		455	461
Treasury stock, held at cost, 290,600 and 290,600 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		485,839	506,921
Retained earnings		488,966	388,660
Accumulated other comprehensive loss	8	(30,059)	(28,726)
Total Equity		942,621	864,736
Total Liabilities and Equity		$2,267,293	$2,210,099
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three months ended
(in thousands)	Note	December 24, 2021	December 25, 2020
Operating activities:
Net income		$204,843	$85,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		20,046	19,044
Deferred income taxes	6	(5,720)	1,117
Stock-based compensation		3,427	5,522
Amortization of right-of-use assets		3,124	3,352
Other non-cash adjustments to net income		4,050	1,703
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		(12,301)	(45,382)
Inventories		(75,091)	(20,326)
Prepaid expenses and other current assets		(11,591)	(2,692)
Accounts payable		(13,335)	13,060
Accrued and other liabilities		(23,171)	3,280
Other, net		2,911	22,532
Net cash provided by operating activities		97,192	86,276
Investing activities:
Capital expenditures		(9,358)	(8,229)
Proceeds from sale of properties and equipment		432	1,122
Acquisition of businesses, net of cash acquired		(36,098)	(7,186)
Other, net		—	35
Net cash used in investing activities		(45,024)	(14,258)
Financing activities:
Repayments of long-term debt	12	—	(40,000)
Issuance of common stock, net of shares withheld for tax		(24,505)	(3,927)
Repurchase of common stock		(104,543)	(35,037)
Other, net		—	(17)
Net cash used for financing activities		(129,048)	(78,981)
Effects of foreign exchange rate changes on cash and cash equivalents		(450)	2,912
Decrease in cash and cash equivalents		(77,330)	(4,051)
Cash and cash equivalents at beginning of period		576,289	284,471
Cash and cash equivalents at end of period		$498,959	$280,420
Supplementary Cash Flow information
Capital expenditures, not yet paid		$1,501	$306
Operating lease right-of-use assets obtained in exchange for lease liabilities		$1,066	$850
Acquisitions of businesses, not yet paid		$2,864	$—

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2021	45,997	$461	$(2,580)	$506,921	$388,660	$(28,726)	$864,736
Net income	—	—	—	—	204,843	—	204,843
Other comprehensive loss	—	—	—	—	—	(1,333)	(1,333)
Stock-based compensation	—	—	—	3,427	—	—	3,427
Issuance of common stock, net of shares withheld for tax	355	4	—	(24,509)	—	—	(24,505)
Repurchase of common stock	(958)	(10)	—		(104,537)	—	(104,547)
Balance as of December 24, 2021	45,394	$455	$(2,580)	$485,839	$488,966	$(30,059)	$942,621

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2020	47,407	$475	$(2,580)	$487,223	$(64,154)	$(42,554)	$378,410
Net income	—	—	—	—	85,066	—	85,066
Other comprehensive income	—	—	—	—	—	7,313	7,313
Stock-based compensation	—	—	—	5,522	—	—	5,522
Issuance of common stock, net of shares withheld for tax	358	3	—	(3,930)	—	—	(3,927)
Repurchase of common stock	(1,140)	(11)	—	—	(35,026)	—	(35,037)
Balance as of December 25, 2020	46,625	$467	$(2,580)	$488,815	$(14,114)	$(35,241)	$437,347

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies and on the same basis as those financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 18, 2021, and should be read in conjunction with those consolidated financial statements and the notes thereto. Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

ASU	Description of ASU	Impact to Atkore	Adoption Date
2019-12 Simplifying the accounting for income taxes (Topic 740)	The ASU eliminates certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim period accounting for year to date loss limitations and changes in tax laws and clarifying the accounting for transactions outside of a business combination that result in a step up in the tax basis of goodwill.	The Company adopted this standard in the first quarter of 2022. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.	2022

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

Fiscal 2022

On December 21, 2021, Atkore HDPE, LLC and Allied Tube and Conduit Corporation, wholly-owned subsidiaries of the Company acquired the assets of Four Star Industries LLC (“Four Star”), for a purchase price of $23,195. Four Star is a manufacturer of high density polyethylene (HDPE) conduit, primarily serving the telecommunications, utility, infrastructure and datacom markets. As a result of the acquisition, the Company preliminarily recognized $7,138 of goodwill, $11,946 of identifiable intangible assets and $4,111 of working capital and other net other tangible assets. As of December 24, 2021, the purchase price allocation has not been finalized as the Company is finalizing working capital, intangible asset and fixed asset fair values.

On December 20, 2021, Columbia-MBF Inc., a wholly-owned subsidiary of the Company acquired all of the outstanding stock of Sasco Tubes & Roll Forming Inc. (“Sasco”), for a purchase price of $15,767, of which $12,903 was paid at closing and additional purchase price payable of $2,864 was accrued. Sasco is a Canadian manufacturer of metal framing and related products serving the electrical, mechanical, construction and solar industries. As a result of the acquisition, the Company preliminarily recognized $6,033 of goodwill, $6,715 of identifiable intangible assets and $3,019 of working capital and other net other tangible assets. As of December 24, 2021, the purchase price allocation has not been finalized as the Company is finalizing working capital, intangible asset and fixed asset fair values.

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

The Company estimates $1.6 million of the goodwill recognized on the FRE acquisition is deductible for tax purposes. Goodwill recognized from the acquisitions in fiscal 2021 and fiscal 2022 consists largely of the synergies and economies of scale from integrating this company with existing businesses.

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

4. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended
(in thousands)	Note	December 24, 2021	December 25, 2020
Interest cost		$739	$682
Expected return on plan assets		(1,348)	(1,606)
Amortization of actuarial loss		158	333
Net periodic benefit credit	5	$(451)	$(591)

5. OTHER INCOME, NET

Other income, net consisted of the following:

	Three months ended
(in thousands)	December 24, 2021	December 25, 2020
Undesignated foreign currency derivative instruments	(176)	2,617
Foreign exchange loss (gain) on intercompany loans	319	(2,457)
Pension-related benefits	(451)	(591)
Other income, net	$(308)	$(431)

6. INCOME TAXES

For the three months ended December 24, 2021 and December 25, 2020, the Company’s effective tax rate attributable to income before income taxes was 21.8% and 24.1%, respectively. For the three months ended December 24, 2021 and December 25, 2020, the Company’s income tax expense was $56,975 and $26,964 respectively. The decrease in the current period effective tax rate was primarily driven by an increase in the excess tax benefit associated with stock compensation.

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

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that we have determined are more likely than not to be realized upon examination. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three months ended December 24, 2021, the balance of unrecognized tax benefits increased by $1,218 primarily due to the accrual of state reserves.

For the three months ended December 24, 2021, the Company made no additional provision for U.S. or non-U.S. income taxes for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as the investments are essentially permanent in duration.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in thousands, except per share data)	December 24, 2021	December 25, 2020
Numerator:
Net income	$204,843	$85,066
Less: Undistributed earnings allocated to participating securities	3,642	1,656
Net income available to common shareholders	$201,201	$83,410

Denominator:
Basic weighted average common shares outstanding	45,980	46,917
Effect of dilutive securities: Non-participating employee stock options (1)	595	630
Diluted weighted average common shares outstanding	46,575	47,547
Basic earnings per share	$4.38	$1.78
Diluted earnings per share	$4.32	$1.75

(1) Stock options to purchase approximately 0.0 million and 0.1 million shares of common stock were outstanding during the three months ended December 24, 2021 and December 25, 2020, respectively, but were not included in the calculation of diluted earnings per share as the impact of these options would have been anti-dilutive.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table presents the changes in accumulated other comprehensive loss by component for the three months ended December 24, 2021 and December 25, 2020.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2021	$(19,318)	$(9,408)	$(28,726)
Other comprehensive loss before reclassifications	—	(1,458)	(1,458)
Amounts reclassified from accumulated other comprehensive income, net of tax	125	—	125
Net current period other comprehensive (loss) income	125	(1,458)	(1,333)
Balance as of December 24, 2021	$(19,193)	$(10,866)	$(30,059)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2020	$(30,761)	$(11,793)	$(42,554)
Other comprehensive income before reclassifications	—	7,051	7,051
Amounts reclassified from accumulated other comprehensive income, net of tax	262	—	262
Net current period other comprehensive income	262	7,051	7,313
Balance as of December 25, 2020	$(30,499)	$(4,742)	$(35,241)

9. INVENTORIES, NET

A majority of the Company’s inventories are recorded at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 82% and 81% of the Company’s inventories were valued at the lower of LIFO cost or market at December 24, 2021 and September 30, 2021, respectively. Interim LIFO determinations, including those at December 24, 2021, are based on management’s estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	December 24, 2021	September 30, 2021
Purchased materials and manufactured parts, net	$102,737	$105,460
Work in process, net	57,595	35,043
Finished goods, net	201,767	145,486
Inventories, net	$362,099	$285,989

Total inventories would be $135,488 higher and $108,911 higher than reported as of December 24, 2021 and September 30, 2021, respectively, if the first-in, first-out method was used for all inventories. As of December 24, 2021, and September 30, 2021, the excess and obsolete inventory reserve was $15,421 and $11,780, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

As of December 24, 2021, and September 30, 2021, property, plant and equipment and accumulated depreciation were as follows:

(in thousands)	December 24, 2021	September 30, 2021
Land	$22,965	$23,043
Buildings and related improvements	136,860	136,680
Machinery and equipment	379,146	372,503
Leasehold improvements	9,835	9,720
Software	28,317	28,288
Construction in progress	48,447	43,055
Property, plant and equipment, at cost	625,570	613,289
Accumulated depreciation	(348,712)	(337,667)
Property, plant and equipment, net	$276,858	$275,622

Depreciation expense for the three months ended December 24, 2021 and December 25, 2020 totaled $11,817 and $10,783 respectively.

11. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2021	$155,471	$43,577	$199,048
Goodwill acquired during year	7,138	6,033	13,171
Exchange rate effects	(325)	34	(291)
Balance as of December 24, 2021	$162,284	$49,644	$211,928

Goodwill balances as of October 1, 2021 and December 24, 2021 include $3,924 and $43,000 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively.

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

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible asset:

		December 24, 2021			September 30, 2021
($ in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$387,626	$(243,020)	$144,606	$371,048	$(234,946)	$136,102
Other	7	25,339	(11,450)	13,889	23,633	(11,411)	12,222
Total		412,965	(254,470)	158,495	394,681	(246,357)	148,324
Indefinite-lived intangible assets:
Trade names		92,880	—	92,880	92,880	—	92,880
Total		$505,845	$(254,470)	$251,375	$487,561	$(246,357)	$241,204

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Amortization expense for the three months ended December 24, 2021 and December 25, 2020 was $8,229 and $8,260, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2022 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2022	$30,399
2023	37,191
2024	31,548
2025	17,575
2026	15,810
2027	13,261
Thereafter	12,711

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

12. DEBT

Debt as of December 24, 2021 and September 30, 2021 was as follows:

(in thousands)	December 24, 2021	September 30, 2021
Senior Secured Term Loan Facility due May 26, 2028	371,167	371,095
Senior Notes due June 2031	400,000	400,000
Deferred financing costs	(12,243)	(12,709)
Total debt	$758,924	$758,386
Long-term debt	$758,924	$758,386

The asset-based credit facility (the “ABL Credit Facility”) has aggregate commitments of $325,000. AII is the borrower under the ABL Credit Facility which is guaranteed by the Company and all other subsidiaries of the Company (other than AII) that are guarantors of the Senior Notes. AII’s availability under the ABL Credit Facility was $315,499 as of December 24, 2021 and September 30, 2021.

13. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company uses forward currency contracts to hedge the effects of foreign exchange relating to certain of the Company’s intercompany balances denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from six months to nine months. Short-term forward currency contracts are recorded in either other current assets or other current liabilities and long-term forward currency contracts are recorded in either other long-term assets or other long-term liabilities in the condensed consolidated balance sheet. The fair value gains and losses are included in other income, net within the condensed consolidated statements of operations. See Note 5, “Other Income, net” for further detail.

The total notional amounts of undesignated forward currency contracts were £37.4 million and £37.4 million as of December 24, 2021 and September 30, 2021, respectively. Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the Company’s assets and liabilities measured at fair value:

	December 24, 2021		September 30, 2021
(in thousands)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$314,155	$—	$489,987	$—
Forward currency contracts	—	304	—	127
Liabilities
Forward currency contracts	—	$163	—	183

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	December 24, 2021		September 30, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan Facility due May 26, 2028	$373,000	$371,601	$373,000	$371,486
Senior Notes due June 2031	$400,000	$410,864	$400,000	$415,828
Total Debt	$773,000	$782,465	$773,000	$787,314

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

14. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of December 24, 2021, such obligations were $361,295 for the rest of fiscal year 2022 and $9,789 for fiscal year 2023 and beyond. These amounts represent open purchase orders for materials used in production.

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

Legal Contingencies — Historically, a number of lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the “Special Products Claims.” During fiscal 2019, after a court judgment was issued in one case between the Company and Tyco International Ltd. (“Tyco”), the Company’s former parent, regarding the indemnification of expenses, fees and settlement amounts relating to the incompatibility issue, the Company and Tyco entered into a global settlement regarding the issue. The Company agreed to fund the total settlement in exchange for Tyco's agreement to cap the Company’s Special Products Claim deductible at $12,000, as opposed to the $13,000 cap negotiated within the original indemnity agreement. In conjunction with the payment of that settlement, Tyco and the Company examined the Company’s total Special Products Claim payments and agreed that with that settlement payment and payment of a few other legal fee invoices, all of which have now been paid, the Company had met its $12,000 deductible obligation related to these Special Products Claims. Tyco, now Johnson Controls, Inc. (“JCI”), has a contractual obligation to indemnify the Company in respect of all remaining and future claims of incompatibility between the Company's antimicrobial coated steel sprinkler pipe and CPVC pipe used in the same sprinkler system. JCI is currently defending the Company in the Special Product Claims and since 2019 has defended and indemnified the Company on Special Products Claims as required.

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

15. GUARANTEES

The Company had outstanding letters of credit totaling $9,501 supporting workers’ compensation and general liability insurance policies as of December 24, 2021. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $1,852 as of December 24, 2021.

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

	Three months ended
	December 24, 2021			December 25, 2020
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$640,344	$1,339	$279,547	$386,320	$825	$133,273
Safety & Infrastructure	200,457	53	27,432	124,762	3	14,252
Eliminations	—	(1,392)		—	(828)
Consolidated operations	$840,801	$—		$511,082	$—

Presented below is a reconciliation of operating Segment Adjusted EBITDA to Income before income taxes:

	Three months ended
(in thousands)	December 24, 2021	December 25, 2020
Operating segment Adjusted EBITDA
Electrical	$279,547	$133,273
Safety & Infrastructure	27,432	14,252
Total	$306,979	$147,525
Unallocated expenses (a)	(13,969)	(10,535)
Depreciation and amortization	(20,046)	(19,044)
Interest expense, net	(6,918)	(8,254)
Stock-based compensation	(3,427)	(5,522)
Other (b)	(801)	7,860
Income before income taxes	$261,818	$112,030

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

The Company’s net sales by geography were as follows for the three months ended December 24, 2021 and December 25, 2020:

	Three months ended
(in thousands)	December 24, 2021	December 25, 2020
United States	$757,398	$454,764
Other Americas	22,487	6,773
Europe	50,454	39,354
Asia-Pacific	10,462	10,191
Total	$840,801	$511,082

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in either period for the three months ended December 24, 2021 and December 25, 2020:

	Three months ended
(in thousands)	December 24, 2021	December 25, 2020
Metal Electrical Conduit and Fittings	$149,876	$124,829
Electrical Cable & Flexible Conduit	115,695	73,512
Plastic Pipe and Conduit	290,179	140,535
Other Electrical products	84,594	47,444
Electrical	640,344	386,320

Mechanical Pipe	111,243	65,511
Other Safety & Infrastructure products	89,214	59,251
Safety & Infrastructure	200,457	124,762
Net sales	$840,801	$511,082

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

Currently, we have no COVID-19 related facility closures as we look to serve our current levels of demand. In response to COVID-19, we have implemented a variety of countermeasures to promote the health and safety of our employees during this pandemic, including health screening, physical distancing practices, enhanced cleaning, use of personal protective equipment, and remote work capabilities.

Results of Operations

The consolidated results of operations for the three months ended December 24, 2021 and December 25, 2020 were as follows:

	Three months ended
($ in thousands)	December 24, 2021	December 25, 2020	Change	% Change
Net sales	$840,801	$511,082	$329,719	64.5%
Cost of sales	485,993	321,891	164,102	51.0%
Gross profit	354,808	189,191	165,617	87.5%
Selling, general and administrative	78,151	61,078	17,073	28.0%
Intangible asset amortization	8,229	8,260	(31)	(0.4)%
Operating income	268,428	119,853	148,575	124.0%
Interest expense, net	6,918	8,254	(1,336)	(16.2)%
Other income, net	(308)	(431)	123	(28.5)%
Income before income taxes	261,818	112,030	149,788	133.7%
Income tax expense	56,975	26,964	30,011	111.3%
Net income	$204,843	$85,066	$119,777	140.8%

    Net sales

% Change
Volume	(9.9)%
Average selling prices	72.0%
Foreign exchange	0.2%
Acquisitions	2.1%
Other	0.1%
Net sales	64.5%

    Net sales increased by $329.7 million, or 64.5%, to $840.8 million for the three months ended December 24, 2021, compared to $511.1 million for the three months ended December 25, 2020. The increase in net sales is primarily attributed to increased average selling prices across the Company’s products of $368.0 million and increased net sales of $10.7 million due to the acquisitions of Queen City Plastics and FRE Composites Group in the prior year. These increases are offset by decreased sales volume of $50.7 million across varying product categories within both the Electrical and the Safety & Infrastructure segments. Pricing for PVC products, as well as other parts of the business, is expected to return to more normal historical levels over time, but that time is uncertain.

    Cost of sales

% Change
Volume	(10.5)%
Average input costs	53.5%
Foreign exchange	0.2%
Acquisitions	1.8%
Other	6.0%
Cost of sales	51.0%

Cost of sales increased by $164.1 million, or 51.0%, to $486.0 million for the three months ended December 24, 2021 compared to $321.9 million for the three months ended December 25, 2020. The increase was primarily due to higher input costs of steel, copper and PVC resin of $172.2 million and the prior year acquisitions of Queen City Plastics and FRE Composites Group of $5.7 million partially offset by lower sales volume of $33.6 million across varying product categories within both the Electrical and the Safety & Infrastructure segments.

    Selling, general and administrative

Selling, general and administrative expenses increased by $17.1 million, or 28.0%, to $78.2 million for the three months ended December 24, 2021 compared to $61.1 million for the three months ended December 25, 2020. The increase was primarily due to higher sales commission expense of $8.0 million, increased general spending on business improvement initiatives, including digital initiatives, of $3.6 million, and higher variable compensation of $2.1 million.

    Intangible asset amortization

Intangible asset amortization expense remained fairly consistent to $8.2 million for the three months ended December 24, 2021 compared to $8.3 million for the three months ended December 25, 2020.

    Interest expense, net

Interest expense, net decreased by $1.3 million, or 16.2% to $6.9 million for the three months ended December 24, 2021 compared to $8.3 million for the three months ended December 25, 2020. The decrease is primarily due to interest expense being derived from a lower average principal balance resulting from the Company’s fiscal 2021 debt restructuring transactions.

    Other income, net

Other income, net remained consistent at $0.3 million for the three months ended December 24, 2021 compared to $0.4 million for the three months ended December 25, 2020.

    Income tax expense

The Company’s income tax rate decreased to 21.8% for the three months ended December 24, 2021 compared to 24.1% for the three months ended December 25, 2020. The decrease in the current period effective tax rate was primarily driven by an increase in the excess tax benefit associated with stock compensation.

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

    Electrical

	Three months ended
($ in thousands)	December 24, 2021	December 25, 2020	Change	% Change
Net sales	$641,683	$387,145	$254,538	65.7%
Adjusted EBITDA	$279,547	$133,273	$146,274	109.8%
Adjusted EBITDA margin	43.6%	34.4%

    Net sales

% Change
Volume	(6.0)%
Average selling prices	68.6%
Foreign exchange	0.3%
Acquisitions	2.8%
Net sales	65.7%

Net sales increased by $254.5 million, or 65.7%, to $641.7 million for the three months ended December 24, 2021 compared to $387.1 million for the three months ended December 25, 2020. The increase in net sales is primarily attributed to increased average selling prices of $265.8 million across the Electrical product lines and increased net sales of $10.6 million from the prior period acquisitions of Queen City Plastics and FRE Composites Group. These increases were partially offset by decreased sales volume of $23.4 million. Pricing for PVC products, as well as other parts of the business, is expected to return to more normal historical levels over time, but that time is uncertain.

    Adjusted EBITDA

Adjusted EBITDA for the three months ended December 24, 2021 increased by $146.3 million, or 109.8%, to $279.5 million from $133.3 million for the three months ended December 25, 2020. Adjusted EBITDA margins increased to 43.6% for the three months ended December 24, 2021 compared to 34.4% for the three months ended December 25, 2020. The increase in Adjusted EBITDA and Adjusted EBITDA margins was largely due to higher average selling prices over input costs.

    Safety & Infrastructure

	Three months ended
($ in thousands)	December 24, 2021	December 25, 2020	Change	% Change
Net sales	$200,510	$124,765	$75,745	60.7%
Adjusted EBITDA	$27,432	$14,252	$13,180	92.5%
Adjusted EBITDA margin	13.7%	11.4%

    Net sales

% Change
Volume	(22.0)%
Average selling prices	81.9%
Acquisitions	0.1%
Other	0.7%
Net sales	60.7%

Net sales increased by $75.7 million, or 60.7%, for the three months ended December 24, 2021 to $200.5 million compared to $124.8 million for the three months ended December 25, 2020. The increase is primarily attributed to increased average selling prices of $102.2 million driven by higher input costs of steel partially offset by lower volumes of $27.4 million primarily driven by decreases in the mechanical pipe product line.

    Adjusted EBITDA

Adjusted EBITDA increased by $13.2 million, or 92.5%, to $27.4 million for the three months ended December 24, 2021 compared to $14.3 million for the three months ended December 25, 2020. Adjusted EBITDA margins increased to 13.7% for the three months ended December 24, 2021 compared to 11.4% for the three months ended December 25, 2020. The Adjusted EBITDA increase is primarily due to the price increases, partially offset by lower volume, discussed above.

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $499.0 million as of December 24, 2021, of which $54.6 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company’s intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund operational needs. As of December 24, 2021, there were no outstanding borrowings under the ABL Credit Facility and $9.5 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $325.0 million and approximately $315.5 million was available under the ABL Credit Facility as of December 24, 2021. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

The agreements governing the Senior Secured Term Loan Facility and the ABL Credit Facility (collectively, the "Credit Facilities") contain covenants that limit or restrict AII’s ability to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends) and enter into transactions with affiliates. AII has been in compliance with the covenants under the agreements for all periods presented.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Three months ended
(in thousands)	December 24, 2021	December 25, 2020
Cash flows provided by (used in):
Operating activities	$97,192	$86,276
Investing activities	(45,024)	(14,258)
Financing activities	(129,048)	(78,981)

    Operating activities

During the three months ended December 24, 2021, the Company was provided $97.2 million by operating activities compared to $86.3 million during the three months ended December 25, 2020. The $10.9 million increase in cash provided was primarily due to higher cash flows from the increase in operating income of $148.6 million. This was partially offset by a $57.0 million increase in cash used in working capital primarily due to higher inventory build during the first quarter of fiscal 2022.

    Investing activities

During the three months ended December 24, 2021, the Company used $45.0 million in investing activities compared to $14.3 million during the three months ended December 25, 2020. The increase in cash used in investing activities is primarily due to the acquisitions of Sasco and Four Star for total cash paid of $36.1 million during the three months ended December 24, 2021.

    Financing Activities

During the three months ended December 24, 2021, the Company used $129.0 million in financing activities compared to $79.0 million used during the three months ended December 25, 2020. The increase in cash used in financing activities is primarily due to $69.5 million more cash used to repurchase common stock during the three months ended December 24, 2021 compared to the same period in the prior year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On November 16, 2021, the board of directors approved a share repurchase program, under which the Company may repurchase up to $400.0 million of its outstanding common stock. As of December 24, 2021, there was $295.5 million of purchases remaining under the plan. The share repurchase program will be funded from the Company’s available cash balances. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

The following table shows our purchases of our common stock under this plan during fiscal 2021 (in thousands, except per share data):

Period (4-5-4 calendar)	Total Number Of Shares Purchased	Avg Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet Be Purchased Under the Program
October 1, 2021 to October 22, 2021	—	$—	—	$—
October 23, 2021 to November 26, 2021	—	$—	—	$—
November 27, 2021 to December 24, 2021	958	$109.14	958	$295,489
Total	958		958

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

ATKORE INC.
(Registrant)
Date:	January 31, 2022	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)