Form 10-Q
period 2022-03-25
Atkore Inc.
filed 2022-05-03
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2022
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
As of April 28, 2022, there were 43,114,175 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Six months ended
(in thousands, except per share data)	Note	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Net sales		$982,573	$639,543	$1,823,374	$1,150,625
Cost of sales		566,157	399,694	1,052,150	721,585
Gross profit		416,416	239,849	771,224	429,040
Selling, general and administrative		88,918	67,340	167,069	128,418
Intangible asset amortization	11	8,701	8,096	16,930	16,356
Operating income		318,797	164,413	587,225	284,266
Interest expense, net		7,514	8,416	14,432	16,670
Other income, net	5	(807)	(7,240)	(1,115)	(7,671)
Income before income taxes		312,090	163,237	573,908	275,267
Income tax expense	6	78,613	38,304	135,588	65,268
Net income		$233,477	$124,933	$438,320	$209,999

Net income per share
Basic	7	$5.14	$2.62	$9.51	$4.39
Diluted	7	$5.08	$2.58	$9.39	$4.33

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended		Six months ended
(in thousands)	Note	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Net income		$233,477	$124,933	$438,320	$209,999
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment		(2,554)	(818)	(4,012)	6,233
Change in unrecognized loss related to pension benefit plans	4	125	262	250	524
Total other comprehensive (loss) income	8	(2,429)	(556)	(3,762)	6,757
Comprehensive income		$231,048	$124,377	$434,558	$216,756
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	March 25, 2022	September 30, 2021
Assets
Current Assets:
Cash and cash equivalents		$390,399	$576,289
Accounts receivable, less allowance for current and expected credit losses of $3,503 and $2,510, respectively		623,361	524,926
Inventories, net	9	411,356	285,989
Prepaid expenses and other current assets		64,924	34,248
Total current assets		1,490,040	1,421,452
Property, plant and equipment, net	10	285,936	275,622
Intangible assets, net	11	242,229	241,204
Goodwill	11	212,167	199,048
Right-of-use assets, net		37,757	41,113
Deferred tax assets	6	33,970	29,693
Other long-term assets		2,021	1,967
Total Assets		$2,304,120	$2,210,099
Liabilities and Equity
Current Liabilities:
Accounts payable		269,830	243,164
Income tax payable		10,741	72,953
Accrued compensation and employee benefits		37,061	57,437
Customer liabilities		66,138	80,324
Lease obligations		11,327	11,785
Other current liabilities		63,179	59,273
Total current liabilities		458,276	524,936
Long-term debt	12	759,461	758,386
Long-term lease obligations		27,392	30,236
Deferred tax liabilities	6	18,566	16,746
Pension liabilities		2,515	3,819
Other long-term liabilities		14,636	11,240
Total Liabilities		1,280,846	1,345,363
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 43,879,446 and 45,997,159 shares issued and outstanding, respectively		440	461
Treasury stock, held at cost, 290,600 and 290,600 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		492,070	506,921
Retained earnings		565,832	388,660
Accumulated other comprehensive loss	8	(32,488)	(28,726)
Total Equity		1,023,274	864,736
Total Liabilities and Equity		$2,304,120	$2,210,099
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Six months ended
(in thousands)	Note	March 25, 2022	March 26, 2021
Operating activities:
Net income		$438,320	$209,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		40,040	38,309
Deferred income taxes	6	(4,270)	4,692
Stock-based compensation		9,555	10,390
Amortization of right-of-use assets		6,489	7,025
Other non-cash adjustments to net income		7,474	968
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		(95,016)	(124,261)
Inventories		(127,790)	(31,424)
Prepaid expenses and other current assets		(14,490)	234
Accounts payable		19,617	42,130
Accrued and other liabilities		(37,972)	(2,502)
Income taxes		(80,415)	429
Other, net		(383)	(2,743)
Net cash provided by operating activities		161,159	153,246
Investing activities:
Capital expenditures		(25,343)	(20,374)
Proceeds from sale of properties and equipment		642	3,117
Acquisition of businesses, net of cash acquired		(36,098)	(43,699)
Other, net		—	21
Net cash used in investing activities		(60,799)	(60,935)
Financing activities:
Repayments of long-term debt	12	—	(40,000)
Issuance of common stock, net of shares withheld for tax		(24,399)	(356)
Repurchase of common stock		(261,173)	(35,037)
Other, net		—	(11)
Net cash used for financing activities		(285,572)	(75,404)
Effects of foreign exchange rate changes on cash and cash equivalents		(678)	3,091
Decrease in cash and cash equivalents		(185,890)	19,998
Cash and cash equivalents at beginning of period		576,289	284,471
Cash and cash equivalents at end of period		$390,399	$304,469
Supplementary Cash Flow information
Capital expenditures, not yet paid		$4,815	$1,023
Operating lease right-of-use assets obtained in exchange for lease liabilities		$1,148	$2,379
Acquisitions of businesses, not yet paid		$2,864	$—

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2021	45,997	$461	$(2,580)	$506,921	$388,660	$(28,726)	$864,736
Net income	—	—	—	—	204,843	—	204,843
Other comprehensive loss	—	—	—	—	—	(1,333)	(1,333)
Stock-based compensation	—	—	—	3,427	—	—	3,427
Issuance of common stock, net of shares withheld for tax	355	4	—	(24,509)	—	—	(24,505)
Repurchase of common stock	(958)	(10)	—		(104,537)	—	(104,547)
Balance as of December 24, 2021	45,394	$455	$(2,580)	$485,839	$488,966	$(30,059)	$942,621

Net income	—	—	—	—	233,477	—	233,477
Other comprehensive (loss)	—	—	—	—	—	(2,429)	(2,429)
Stock-based compensation	—	—	—	6,128	—	—	6,128
Issuance of common stock, net of shares withheld for tax	24	—	—	103	—	—	103
Repurchase of common stock	(1,539)	(15)	—	—	(156,611)	—	(156,626)
Balance as of March 25, 2022	43,879	$440	$(2,580)	$492,070	$565,832	$(32,488)	$1,023,274

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2020	47,407	$475	$(2,580)	$487,223	$(64,154)	$(42,554)	$378,410
Net income	—	—	—	—	85,066	—	85,066
Other comprehensive income	—	—	—	—	—	7,313	7,313
Stock-based compensation	—	—	—	5,522	—	—	5,522
Issuance of common stock, net of shares withheld for tax	358	3	—	(3,930)	—	—	(3,927)
Repurchase of common stock	(1,140)	(11)	—	—	(35,026)	—	(35,037)
Balance as of December 25, 2020	46,625	$467	$(2,580)	$488,815	$(14,114)	$(35,241)	$437,347

Net income	—	—	—	—	124,933	—	124,933
Other comprehensive (loss)	—	—	—	—	—	(556)	(556)
Stock-based compensation	—	—	—	4,868	—	—	4,868
Issuance of common stock, net of shares withheld for tax	358	4	—	3,566	—	—	3,570
Balance as of March 26, 2021	46,983	$471	$(2,580)	$497,249	$110,819	$(35,797)	$570,162

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

Fiscal 2022

On December 21, 2021, Atkore HDPE, LLC and Allied Tube and Conduit Corporation, wholly-owned subsidiaries of the Company acquired the assets of Four Star Industries LLC (“Four Star”), for a purchase price of $23,195. Four Star is a manufacturer of high density polyethylene (HDPE) conduit, primarily serving the telecommunications, utility, infrastructure and datacom markets. As a result of the acquisition, the Company preliminarily recognized $7,348 of goodwill, $11,840 of identifiable intangible assets and $4,007 of working capital and other net tangible assets. As of March 25, 2022, the purchase price allocation has not been finalized as the Company is finalizing working capital, intangible asset and fixed asset fair values.

On December 20, 2021, Columbia-MBF Inc., a wholly-owned subsidiary of the Company acquired all of the outstanding stock of Sasco Tubes & Roll Forming Inc. (“Sasco”), for a purchase price of $15,767, of which $12,903 was paid at closing and additional purchase price payable of $2,864 was accrued. Sasco is a Canadian manufacturer of metal framing and related products serving the electrical, mechanical, construction and solar industries. As a result of the acquisition, the Company preliminarily recognized $6,398 of goodwill, $6,710 of identifiable intangible assets and $2,659 of working capital and other net tangible assets. As of March 25, 2022, the purchase price allocation has not been finalized as the Company is finalizing working capital, intangible asset and fixed asset fair values.

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

The following table summarizes the fair value of intangible assets as of the acquisition date:

	FRE Composites
(in thousands)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$14,700	12
Other	3,600	6
Total intangible assets	$18,300

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

4. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended		Six months ended
(in thousands)	Note	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Interest cost		$739	$682	$1,478	$1,364
Expected return on plan assets		(1,348)	(1,606)	(2,696)	(3,212)
Amortization of actuarial loss		158	333	316	666
Net periodic benefit credit	5	$(451)	$(591)	$(902)	$(1,182)

5. OTHER INCOME, NET

Other income, net consisted of the following:

	Three months ended		Six months ended
(in thousands)	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Business interruption insurance recovery	$—	$(6,000)	$—	$(6,000)
Undesignated foreign currency derivative instruments	(634)	793	(810)	3,410
Foreign exchange loss (gain) on intercompany loans	278	(711)	597	(3,168)
Pension-related benefits	(451)	(591)	(902)	(1,182)
Gain on purchase of business	—	(731)	—	(731)
Other income, net	$(807)	$(7,240)	$(1,115)	$(7,671)

6. INCOME TAXES

For the three months ended March 25, 2022 and March 26, 2021, the Company’s effective tax rate attributable to income before income taxes was 25.2% and 23.5%, respectively. For the three months ended March 25, 2022 and March 26, 2021, the Company’s income tax expense was $78,613 and $38,304 respectively. The increase in the current period effective tax rate was primarily driven by a decrease in the excess tax benefit associated with stock compensation.

For the six months ended March 25, 2022 and March 26, 2021, the Company’s effective tax rate attributable to income before income taxes was 23.6% and 23.7%, respectively. For the six months ended March 25, 2022 and March 26, 2021, the Company’s income tax expense was $135,588 and $65,268 respectively. The decrease in the current period effective tax rate was driven by an increase in the excess tax benefit associated with stock compensation partially offset by the increase in non-deductible executive compensation.

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

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that we have determined are more likely than not to be realized upon examination. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the six months ended March 25, 2022, the balance of unrecognized tax benefits decreased by $2,179 primarily due to the resolution of a state tax matter.

For the six months ended March 25, 2022, the Company made no additional provision for U.S. or non-U.S. income taxes for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as the investments are essentially permanent in duration.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in thousands, except per share data)	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Numerator:
Net income	$233,477	$124,933	$438,320	$209,999
Less: Undistributed earnings allocated to participating securities	3,577	2,435	7,256	4,091
Net income available to common shareholders	$229,900	$122,498	$431,064	$205,908

Denominator:
Basic weighted average common shares outstanding	44,700	46,803	45,318	46,858
Effect of dilutive securities: Non-participating employee stock options (1)	580	744	588	728
Diluted weighted average common shares outstanding	45,280	47,547	45,906	47,586
Basic earnings per share	$5.14	$2.62	$9.51	$4.39
Diluted earnings per share	$5.08	$2.58	$9.39	$4.33

(1) Stock options to purchase shares of common stock that would have been anti-dilutive are not included in the calculation. There were no anti-dilutive options outstanding during the three months ended March 25, 2022 and March 26, 2021. Additionally, there were no anti-dilutive options outstanding during the six months ended March 25, 2022 and March 26, 2021.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 25, 2022 and March 26, 2021.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of December 24, 2021	$(19,193)	$(10,866)	$(30,059)
Other comprehensive loss before reclassifications	—	(2,554)	(2,554)
Amounts reclassified from accumulated other comprehensive income, net of tax	125	—	125
Net current period other comprehensive income (loss)	125	(2,554)	(2,429)
Balance as of March 25, 2022	$(19,068)	$(13,420)	$(32,488)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of December 25, 2020	$(30,499)	$(4,742)	$(35,241)
Other comprehensive loss before reclassifications	—	(818)	(818)
Amounts reclassified from accumulated other comprehensive income, net of tax	262	—	262
Net current period other comprehensive income (loss)	262	(818)	(556)
Balance as of March 26, 2021	$(30,237)	$(5,560)	$(35,797)

The following table presents the changes in accumulated other comprehensive loss by component for the six months ended March 25, 2022 and March 26, 2021.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2021	$(19,318)	$(9,408)	$(28,726)
Other comprehensive loss before reclassifications	—	(4,012)	(4,012)
Amounts reclassified from accumulated other comprehensive income, net of tax	250	—	250
Net current period other comprehensive income (loss)	250	(4,012)	(3,762)
Balance as of March 25, 2022	$(19,068)	$(13,420)	$(32,488)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2020	$(30,761)	$(11,793)	$(42,554)
Other comprehensive income before reclassifications	—	6,233	6,233
Amounts reclassified from accumulated other comprehensive income, net of tax	524	—	524
Net current period other comprehensive income	524	6,233	6,757
Balance as of March 26, 2021	$(30,237)	$(5,560)	$(35,797)

9. INVENTORIES, NET

A majority of the Company’s inventories are recorded at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 85% and 81% of the Company’s inventories were valued at the lower of LIFO cost or market at March 25, 2022 and September 30, 2021, respectively. Interim LIFO determinations, including those at March 25, 2022, are based on management’s estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	March 25, 2022	September 30, 2021
Purchased materials and manufactured parts, net	$126,227	$105,460
Work in process, net	61,589	35,043
Finished goods, net	223,540	145,486
Inventories, net	$411,356	$285,989

Total inventories would be $121,895 higher and $108,911 higher than reported as of March 25, 2022 and September 30, 2021, respectively, if the first-in, first-out method was used for all inventories. As of March 25, 2022, and September 30, 2021, the excess and obsolete inventory reserve was $18,650 and $11,780, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

As of March 25, 2022, and September 30, 2021, property, plant and equipment and accumulated depreciation were as follows:

(in thousands)	March 25, 2022	September 30, 2021
Land	$22,768	$23,043
Buildings and related improvements	137,401	136,680
Machinery and equipment	386,350	372,503
Leasehold improvements	10,168	9,720
Software	27,988	28,288
Construction in progress	60,259	43,055
Property, plant and equipment, at cost	644,934	613,289
Accumulated depreciation	(358,998)	(337,667)
Property, plant and equipment, net	$285,936	$275,622

Depreciation expense for the three months ended March 25, 2022 and March 26, 2021 totaled $11,293 and $11,170 respectively. Depreciation expense for the six months ended March 25, 2022 and March 26, 2021 totaled $23,110 and $21,953 respectively.

11. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2021	$155,471	$43,577	$199,048
Goodwill acquired during year	7,348	6,398	13,746
Exchange rate effects	(822)	195	(627)
Balance as of March 25, 2022	$161,997	$50,170	$212,167

Goodwill balances as of September 30, 2021 and March 25, 2022 include $3,924 and $43,000 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively.

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

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible asset:

		March 25, 2022			September 30, 2021
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$387,626	$(251,093)	$136,533	$371,048	$(234,946)	$136,102
Other	7	24,443	(11,627)	12,816	23,633	(11,411)	12,222
Total		412,069	(262,720)	149,349	394,681	(246,357)	148,324
Indefinite-lived intangible assets:
Trade names		92,880	—	92,880	92,880	—	92,880
Total		$504,949	$(262,720)	$242,229	$487,561	$(246,357)	$241,204

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Amortization expense for the three months ended March 25, 2022 and March 26, 2021 was $8,701 and $8,096, respectively. Amortization expense for the six months ended March 25, 2022 and March 26, 2021 was $16,930 and $16,356, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2022 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2022	$18,923
2023	34,656
2024	29,319
2025	17,310
2026	15,740
2027	14,813
Thereafter	18,588

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

12. DEBT

Debt as of March 25, 2022 and September 30, 2021 was as follows:

(in thousands)	March 25, 2022	September 30, 2021
Senior Secured Term Loan Facility due May 26, 2028	$371,238	$371,095
Senior Notes due June 2031	400,000	400,000
Deferred financing costs	(11,777)	(12,709)
Long-term debt	$759,461	$758,386

The asset-based credit facility (the “ABL Credit Facility”) has aggregate commitments of $325,000. AII is the borrower under the ABL Credit Facility which is guaranteed by the Company and all other subsidiaries of the Company (other than AII) that are guarantors of the Senior Notes. AII’s availability under the ABL Credit Facility was $312,905 and $315,499 as of March 25, 2022 and September 30, 2021.

13. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company uses forward currency contracts to hedge the effects of foreign exchange relating to certain of the Company’s intercompany balances denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company and the terms of these instruments range from two months to six months. Short-term forward currency contracts are recorded in either other current assets or other current liabilities and long-term forward currency contracts are recorded in either other long-term assets or other long-term liabilities in the condensed consolidated balance sheet. The fair value gains and losses are included in other income, net within the condensed consolidated statements of operations. See Note 5, “Other Income, net” for further detail.

The total notional amounts of undesignated forward currency contracts were £36.7 million and £37.4 million as of March 25, 2022 and September 30, 2021, respectively. Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the Company’s assets and liabilities measured at fair value:

	March 25, 2022		September 30, 2021
(in thousands)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$250,206	$—	$489,987	$—
Forward currency contracts	—	1,026	—	127
Liabilities
Forward currency contracts	—	221	—	183

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	March 25, 2022		September 30, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan Facility due May 26, 2028	$373,000	$370,553	$373,000	$371,486
Senior Notes due June 2031	400,000	372,600	400,000	415,828
Total Debt	$773,000	$743,153	$773,000	$787,314

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

14. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of March 25, 2022, such obligations were $281,924 for the rest of fiscal year 2022 and $10,789 for fiscal year 2023 and beyond. These amounts represent open purchase orders for materials used in production.

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

Legal Contingencies — Historically, a number of lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the “Special Products Claims.” Tyco International Ltd. (“Tyco”), now Johnson Controls, Inc. (“JCI”), has a contractual obligation to indemnify the Company in respect of all remaining and future claims of incompatibility between the Company's antimicrobial coated steel sprinkler pipe and CPVC pipe used in the same sprinkler system. When Special Products Claims arise, JCI has defended and indemnified the Company as required.

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

15. GUARANTEES

The Company had outstanding letters of credit totaling $12,095 supporting workers’ compensation and general liability insurance policies as of March 25, 2022. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $19,157 as of March 25, 2022.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, stock-based compensation, loss on extinguishment of debt, certain legal matters, and other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives, gain on purchase of business, restructuring costs and transaction costs.

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

	Three months ended
	March 25, 2022			March 26, 2021
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$758,347	$1,530	$330,970	$486,924	$576	$188,826
Safety & Infrastructure	224,226	59	28,917	152,619	81	16,193
Eliminations	—	(1,589)		—	(657)
Consolidated operations	$982,573	$—		$639,543	$—

	Six months ended
	March 25, 2022			March 26, 2021
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$1,398,691	$2,869	$610,517	$873,244	$1,401	$322,099
Safety & Infrastructure	424,683	112	56,349	277,381	84	30,445
Eliminations	—	(2,981)		—	(1,485)
Consolidated operations	$1,823,374	$—		$1,150,625	$—

Presented below is a reconciliation of operating Segment Adjusted EBITDA to Income before income taxes:

	Three months ended		Six months ended
(in thousands)	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Operating segment Adjusted EBITDA
Electrical	$330,970	$188,826	$610,517	$322,099
Safety & Infrastructure	28,917	16,193	56,349	30,445
Total	$359,887	$205,019	$666,866	$352,544
Unallocated expenses (a)	(13,721)	(11,654)	(27,690)	(22,189)
Depreciation and amortization	(19,994)	(19,265)	(40,040)	(38,309)
Interest expense, net	(7,514)	(8,416)	(14,432)	(16,670)
Stock-based compensation	(6,128)	(4,868)	(9,555)	(10,390)
Other (b)	(440)	2,421	(1,241)	10,281
Income before income taxes	$312,090	$163,237	$573,908	$275,267

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

The Company’s net sales by geography were as follows for the three months ended and six months ended March 25, 2022 and March 26, 2021:

	Three months ended		Six months ended
(in thousands)	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
United States	$895,585	$572,427	$1,652,983	$1,027,191
Other Americas	24,649	12,636	47,136	19,410
Europe	52,709	43,546	103,162	82,899
Asia-Pacific	9,630	10,934	20,093	21,125
Total	$982,573	$639,543	$1,823,374	$1,150,625

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in either period for the three months ended and six months ended March 25, 2022 and March 26, 2021:

	Three months ended		Six months ended
(in thousands)	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Metal Electrical Conduit and Fittings	$153,049	$148,405	$302,925	$273,234
Electrical Cable & Flexible Conduit	137,244	85,440	252,939	158,952
Plastic Pipe and Conduit	374,775	197,139	663,764	337,674
Other Electrical products	93,279	55,940	179,063	103,384
Electrical	758,347	486,924	1,398,691	873,244

Mechanical Pipe	112,818	86,480	224,061	151,991
Other Safety & Infrastructure products	111,408	66,139	200,622	125,390
Safety & Infrastructure	224,226	152,619	424,683	277,381
Net sales	$982,573	$639,543	$1,823,374	$1,150,625

17. SUBSEQUENT EVENTS

On April 26, 2022, the board of directors approved an amendment to the previously approved share repurchase program to purchase $400 million of the Company’s outstanding stock. The amendment increased the total repurchase plan of the Company’s outstanding stock to $800 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in this report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward- looking statements. Factors that could cause or contribute to these differences include those factors discussed below and included or referenced elsewhere in this report, particularly in the sections entitled “Forward-Looking Statements” and “Risk Factors.”

Incremental Market Uncertainties

The outbreak of the novel coronavirus (“COVID-19”) has continued to spread and is currently classified as a pandemic which is contributing to volatility and uncertainty in markets and the global economy. This heightened volatility and uncertainty makes it difficult for us to predict the extent of COVID-19’s impact on our operations going forward.

Factors that contribute to our ability to adjust to the outbreak include benefiting from mostly localized supply chains and continuing to take actions within our control to minimize the disruptive impacts of the outbreak. However, there can be no assurance that we will not be materially and adversely impacted in the future.

In addition to the uncertainties brought about by COVID-19, recent events, including central bank interest rate increases and the Russia-Ukraine conflict, are creating additional uncertainty in the global economy, generally, and in the markets we operate in. COVID-19, the Russia-Ukraine conflict and other factors have had and will continue to have adverse effects on global supply chains, which may impact some aspects of our business. Furthermore, as hurricane season approaches, we are mindful of the effects that adverse weather can have on our domestic supply chain.

RESULTS OF OPERATIONS

The consolidated results of operations for the three months ended March 25, 2022 and March 26, 2021 were as follows:

	Three months ended
(in thousands)	March 25, 2022	March 26, 2021	Change	% Change
Net sales	$982,573	$639,543	$343,030	53.6%
Cost of sales	566,157	399,694	166,463	41.6%
Gross profit	416,416	239,849	176,567	73.6%
Selling, general and administrative	88,918	67,340	21,578	32.0%
Intangible asset amortization	8,701	8,096	605	7.5%
Operating income	318,797	164,413	154,384	93.9%
Interest expense, net	7,514	8,416	(902)	(10.7)%
Other income, net	(807)	(7,240)	6,433	(88.9)%
Income before income taxes	312,090	163,237	148,853	91.2%
Income tax expense	78,613	38,304	40,309	105.2%
Net income	$233,477	$124,933	$108,544	86.9%

Net sales

% Change
Volume	(1.3)%
Average selling prices	52.9%
Foreign exchange	(0.4)%
Acquisitions	2.3%
Other	0.1%
Net sales	53.6%

Net sales increased by $343.0 million, or 53.6%, to $982.6 million for the three months ended March 25, 2022, compared to $639.5 million for the three months ended March 26, 2021. The increase in net sales is primarily attributed to increased average selling prices across the Company’s products of $338.7 million which were mostly driven by the plastic pipe and conduit product category within the Electrical segment and increased net sales of $14.6 million from companies acquired during fiscal 2021 and fiscal 2022. These increases are offset by decreased sales volume of $8.5 million across varying product categories within both the Electrical and the Safety & Infrastructure segments. Pricing for PVC products, as well as other parts of the business, is expected to return to more normal historical levels over time, but that time is uncertain.

Cost of sales

% Change
Volume	(1.9)%
Average input costs	37.9%
Foreign exchange	(0.8)%
Acquisitions	2.5%
Other	3.9%
Cost of sales	41.6%

Cost of sales increased by $166.5 million, or 41.6%, to $566.2 million for the three months ended March 25, 2022 compared to $399.7 million for the three months ended March 26, 2021. The increase was primarily due to higher input costs of steel, copper and PVC resin of $151.5 million and recent acquisitions during fiscal 2021 and fiscal 2022 of $10.1 million partially offset by lower sales volume of $7.7 million across varying product categories within both the Electrical and the Safety & Infrastructure segments.

Selling, general and administrative

Selling, general and administrative expenses increased by $21.6 million, or 32.0%, to $88.9 million for the three months ended March 25, 2022 compared to $67.3 million for the three months ended March 26, 2021. The increase was primarily due to higher sales commission expense of $8.1 million, increased general spending on business improvement initiatives of $5.8 million, higher variable compensation of $2.0 million and recent acquisitions in fiscal 2021 and 2022 of $1.6 million. The remaining increase of $4.1 million is spread across a variety of other spend categories.

Intangible asset amortization

Intangible asset amortization expense increased to $8.7 million for the three months ended March 25, 2022 compared to $8.1 million for the three months ended March 26, 2021. The increase in intangible asset amortization was driven by the acquisition of definite-lived intangible assets in fiscal 2022.

Interest expense, net

Interest expense, net decreased by $0.9 million, or 10.7% to $7.5 million for the three months ended March 25, 2022 compared to $8.4 million for the three months ended March 26, 2021. The decrease is primarily due to interest expense being derived from a lower average principal balance resulting from the Company’s fiscal 2021 debt restructuring transactions.

Other income, net

Other income, net decreased to $0.8 million for the three months ended March 25, 2022 compared to $7.2 million for the three months ended March 26, 2021. The decrease was primarily due to a $6.0 million business interruption insurance recovery in fiscal 2021 from a flood at one of the Company’s manufacturing facilities.

Income tax expense

The Company’s income tax rate increased to 25.2% for the three months ended March 25, 2022 compared to 23.5% for the three months ended March 26, 2021. The increase in the current period effective tax rate was primarily driven by a decrease in the excess tax benefit associated with stock compensation.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, stock-based compensation, loss on extinguishment of debt, certain legal matters, and other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives, gain on purchase of business, restructuring costs and transaction costs. We define segment Adjusted EBITDA margin as segment Adjusted EBITDA as a percentage of segment Net sales.

Electrical

	Three months ended
(in thousands)	March 25, 2022	March 26, 2021	Change	% Change
Net sales	$759,877	$487,500	$272,377	55.9%
Adjusted EBITDA	$330,970	$188,826	$142,144	75.3%
Adjusted EBITDA margin	43.6%	38.7%

Net sales

% Change
Volume	0.1%
Average selling prices	54.1%
Foreign exchange	(0.6)%
Acquisitions	1.9%
Other	0.4%
Net sales	55.9%

Net sales increased by $272.4 million, or 55.9%, to $759.9 million for the three months ended March 25, 2022 compared to $487.5 million for the three months ended March 26, 2021. The increase in net sales is primarily attributed to increased average selling prices of $263.4 million which were mostly driven by the plastic pipe and conduit product category and increased net sales of $9.2 million from companies acquired during fiscal 2021 and fiscal 2022. Pricing for PVC products, as well as other parts of the business, is expected to return to more normal historical levels over time, but that time is uncertain.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 25, 2022 increased by $142.1 million, or 75.3%, to $331.0 million from $188.8 million for the three months ended March 26, 2021. Adjusted EBITDA margins increased to 43.6% for the three months ended March 25, 2022 compared to 38.7% for the three months ended March 26, 2021. The increase in Adjusted EBITDA and Adjusted EBITDA margins was largely due to higher average selling prices over input costs.

Safety & Infrastructure

	Three months ended
(in thousands)	March 25, 2022	March 26, 2021	Change	% Change
Net sales	$224,285	$152,700	$71,585	46.9%
Adjusted EBITDA	$28,917	$16,193	$12,724	78.6%
Adjusted EBITDA margin	12.9%	10.6%

Net sales

% Change
Volume	(5.9)%
Average selling prices	49.3%
Acquisitions	3.5%
Other	—%
Net sales	46.9%

Net sales increased by $71.6 million, or 46.9%, for the three months ended March 25, 2022 to $224.3 million compared to $152.7 million for the three months ended March 26, 2021. The increase is primarily attributed to increased average selling prices of $75.2 million driven by higher input costs of steel and increased net sales of $5.4 million from companies acquired during fiscal 2022 partially offset by lower volumes of $9.0 million primarily in the mechanical pipe product line.

Adjusted EBITDA

Adjusted EBITDA increased by $12.7 million, or 78.6%, to $28.9 million for the three months ended March 25, 2022 compared to $16.2 million for the three months ended March 26, 2021. Adjusted EBITDA margins increased to 12.9% for the three months ended March 25, 2022 compared to 10.6% for the three months ended March 26, 2021. The Adjusted EBITDA increase is primarily due to the price increases, partially offset by lower volume, discussed above.

The consolidated results of operations for the six months ended March 25, 2022 and March 26, 2021 were as follows:

	Six months ended
(in thousands)	March 25, 2022	March 26, 2021	Change	% Change
Net sales	$1,823,374	$1,150,625	$672,749	58.5%
Cost of sales	1,052,150	721,585	330,565	45.8%
Gross profit	771,224	429,040	342,184	79.8%
Selling, general and administrative	167,069	128,418	38,651	30.1%
Intangible asset amortization	16,930	16,356	574	3.5%
Operating income	587,225	284,266	302,959	106.6%
Interest expense, net	14,432	16,670	(2,238)	(13.4)%
Other income, net	(1,115)	(7,671)	6,556	(85.5)%
Income before income taxes	573,908	275,267	298,641	108.5%
Income tax expense	135,588	65,268	70,320	107.7%
Net income	$438,320	$209,999	$228,321	108.7%

Net sales

% Change
Volume	(5.1)%
Average selling prices	61.5%
Foreign exchange	(0.1)%
Acquisitions	2.2%
Net sales	58.5%

Net sales increased by $672.7 million, or 58.5%, to $1,823.4 million for the six months ended March 25, 2022, compared to $1,150.6 million for the six months ended March 26, 2021. The increase in net sales is primarily attributed to increased average selling prices of $707.9 million which were mostly driven by the plastic pipe and conduit product category within the Electrical segment and increased net sales of $25.6 million from companies acquired during fiscal 2021 and fiscal 2022. These increases are offset by decreased sales volume of $59.2 million across varying product categories within both the Electrical and the Safety & Infrastructure segments. Pricing for PVC products, as well as other parts of the business, are expected to return to more normal historical levels over time, but that time is uncertain.

Cost of sales

% Change
Volume	(5.6)%
Average input costs	44.6%
Foreign exchange	(0.2)%
Acquisitions	2.2%
Other	4.8%
Cost of sales	45.8%

Cost of sales increased by $330.6 million, or 45.8% to $1,052.2 million for the six months ended March 25, 2022 compared to $721.6 million for the six months ended March 26, 2021. The increase in cost of sales was primarily due to higher input costs for steel, copper and resin of $321.7 million and recent acquisitions in fiscal 2021 and fiscal 2022 of $15.9 million, partially offset by lower sales volume of $40.3 million across varying product categories within both the Electrical and the Safety & Infrastructure segments.

Selling, general and administrative

Selling, general and administrative expenses increased by $38.7 million, or 30.1% to $167.1 million for the six months ended March 25, 2022 compared to $128.4 million for the six months ended March 26, 2021. The increase was primarily due to higher sales commission expense of $16.0 million, increased general spending on business improvement initiatives of $9.4 million, higher variable compensation of $4.2 million, recent acquisitions in fiscal 2021 and 2022 of $1.6 million and transaction costs of $1.1 million. The remaining increase of $6.4 million is spread across a variety of other spend categories.

Intangible asset amortization

Intangible asset amortization expense increased to $16.9 million for the six months ended March 25, 2022 compared to $16.4 million for the six months ended March 26, 2021. The increase in intangible asset amortization was driven by the acquisition of definite-lived intangible assets in fiscal 2022.

Interest expense, net

Interest expense, net, decreased by $2.2 million, or 13.4% to $14.4 million for the six months ended March 25, 2022 compared to $16.7 million for the six months ended March 26, 2021. The decrease is primarily due to the Company’s principal prepayments in fiscal 2020 and 2021, resulting in a lower principal balance in fiscal 2021 from which interest expense was derived.

Other income, net

Other income, net decreased to $1.1 million for the six months ended March 25, 2022 compared to $7.7 million for the six months ended March 26, 2021. The decrease was primarily due to a $6.0 million business interruption insurance recovery in fiscal 2021 from a flood at one of the Company’s manufacturing facilities.

Income tax expense

The Company’s income tax rate decreased to 23.6% for the six months ended March 25, 2022 compared to 23.7% for the six months ended March 26, 2021. The decrease in the six month period effective tax rate was primarily due to an increase in the excess tax benefit associated with stock compensation partially offset by the increase in non-deductible executive compensation.

SEGMENT RESULTS

Electrical

	Six months ended
(in thousands)	March 25, 2022	March 26, 2021	Change	% Change
Net sales	$1,401,560	$874,645	$526,915	60.2%
Adjusted EBITDA	$610,517	$322,099	$288,418	89.5%
Adjusted EBITDA margin	43.6%	36.8%

Net sales

% Change
Volume	(2.6)%
Average selling prices	60.5%
Foreign exchange	(0.2)%
Acquisitions	2.3%
Other	0.2%
Net sales	60.2%

Net sales increased by $526.9 million, or 60.2%, to $1,401.6 million for the six months ended March 25, 2022 compared to $874.6 million for the six months ended March 26, 2021. The increase in net sales is primarily attributed to increased average selling prices of $529.6 million which were mostly driven by the plastic pipe and conduit product category and increased net sales of $20.2 million from companies acquired during fiscal 2021 and fiscal 2022. These increases were partially offset by decreased sales volume of $22.8 million. Pricing for PVC products, as well as other parts of the business, are expected to return to more normal historical levels over time, but that time is uncertain.

Adjusted EBITDA

Adjusted EBITDA for the six months ended March 25, 2022 increased by $288.4 million, or 89.5%, to $610.5 million from $322.1 million for the six months ended March 26, 2021. Adjusted EBITDA margins increased to 43.6% for the six months ended March 25, 2022 compared to 36.8% for the six months ended March 26, 2021. The increase in Adjusted EBITDA and Adjusted EBITDA margins was largely due to higher average selling prices in relation to changes in input costs, and contributions from acquisitions.

Safety & Infrastructure

	Six months ended
(in thousands)	March 25, 2022	March 26, 2021	Change	% Change
Net sales	$424,795	$277,465	$147,330	53.1%
Adjusted EBITDA	$56,349	$30,445	$25,904	85.1%
Adjusted EBITDA margin	13.3%	11.0%

Net sales

Change (%)
Volume	(13.1)%
Average selling prices	64.3%
Acquisitions	2.0%
Other	(0.1)%
Net sales	53.1%

Net sales increased by $147.3 million, or 53.1%, for the six months ended March 25, 2022 to $424.8 million compared to $277.5 million for the six months ended March 26, 2021. The increase is primarily attributed to increased average selling prices of $178.3 million primarily driven by higher input costs and increased net sales of $5.4 million from companies acquired during fiscal 2022 partially offset by lower volumes of $36.4 million primarily in the mechanical pipe product line.

Adjusted EBITDA

Adjusted EBITDA increased $25.9 million, or 85.1%, to $56.3 million for the six months ended March 25, 2022 compared to $30.4 million for the six months ended March 26, 2021. Adjusted EBITDA margins increased to 13.3% for the six months ended March 25, 2022 compared to 11.0% for the six months ended March 26, 2021. The Adjusted EBITDA increase is primarily due to the price increases, partially offset by lower volume, discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $390.4 million as of March 25, 2022, of which $53.7 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company’s intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund operational needs. As of March 25, 2022, there were no outstanding borrowings under the ABL Credit Facility and $12.1 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $325.0 million and approximately $312.9 million was available under the ABL Credit Facility as of March 25, 2022. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Six months ended
(in thousands)	March 25, 2022	March 26, 2021
Cash flows provided by (used in):
Operating activities	$161,159	$153,246
Investing activities	(60,799)	(60,935)
Financing activities	(285,572)	(75,404)

Operating activities

During the six months ended March 25, 2022, the Company was provided $161.2 million by operating activities compared to $153.2 million during the six months ended March 26, 2021. The $7.9 million increase in cash provided was primarily due to higher cash flows from the increase in operating income of $303.0 million. This increase in operating income was offset primarily by increased income tax impacts of $150.7 million and a $104.4 million increase in cash used in working capital primarily due to higher inventory build during the first two quarters of fiscal 2022,

Investing activities

During the six months ended March 25, 2022, the Company used $60.8 million in investing activities compared to $60.9 million during the six months ended March 26, 2021. Investing activities in both periods were primarily related to the acquisitions of Sasco and Four Star in fiscal 2022 and Queen City and FRE Composites in fiscal 2021, as well as consistent levels of capital expenditures in both periods.

Financing Activities

During the six months ended March 25, 2022, the Company used $285.6 million in financing activities compared to $75.4 million used during the six months ended March 26, 2021. The increase in cash used in financing activities is primarily due to $226.1 million more cash used to repurchase common stock during the six months ended March 25, 2022 compared to the same period in the prior year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On November 16, 2021, the board of directors approved a share repurchase program, under which the Company may repurchase up to $400.0 million of its outstanding common stock. As of March 25, 2022, there was $138.9 million of purchases remaining under the plan. On April 26, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase of the Company’s outstanding common stock of $800.0 million. The share repurchase program will be funded from the Company’s available cash balances. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

The following table shows our purchases of our common stock under this plan during fiscal 2022 (in thousands, except per share data):

Period (4-5-4 calendar)	Total Number Of Shares Purchased	Avg Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet Be Purchased Under the Program
December 25, 2021 to January 21, 2022	271	$107.27	271	$266,418
January 22, 2022 to February 25, 2022	729	$100.57	729	$193,103
February 26, 2022 to March 25, 2022	539	$100.49	539	$138,917
Total	1,539		1,539

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

ATKORE INC.
(Registrant)
Date:	May 3, 2022	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)