Form 10-Q
period 2022-06-24
Atkore Inc.
filed 2022-08-02
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2022
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
As of July 28, 2022, there were 41,320,866 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Nine months ended
(in thousands, except per share data)	Note	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Net sales		$1,061,590	$853,658	$2,884,963	$2,004,283
Cost of sales		607,267	514,385	1,659,416	1,235,970
Gross profit		454,323	339,273	1,225,547	768,313
Selling, general and administrative		95,952	81,832	263,020	210,250
Intangible asset amortization	11	8,624	8,707	25,554	25,063
Operating income		349,747	248,734	936,973	533,000
Interest expense, net		7,243	8,090	21,676	24,760
Loss on extinguishment of debt		—	4,202	—	4,202
Other income, net	5	150	(509)	(964)	(8,180)
Income before income taxes		342,354	236,951	916,261	512,218
Income tax expense	6	88,041	61,654	223,630	126,922
Net income		$254,313	$175,297	$692,631	$385,296

Net income per share
Basic	7	$5.81	$3.69	$15.30	$8.08
Diluted	7	$5.74	$3.64	$15.10	$7.95

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended		Nine months ended
(in thousands)	Note	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Net income		$254,313	$175,297	$692,631	$385,296
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment		(6,658)	2,152	(10,669)	8,385
Change in unrecognized loss related to pension benefit plans	4	124	262	373	786
Total other comprehensive (loss) income	8	(6,534)	2,414	(10,296)	9,171
Comprehensive income		$247,779	$177,711	$682,335	$394,467
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	June 24, 2022	September 30, 2021
Assets
Current Assets:
Cash and cash equivalents		$186,650	$576,289
Accounts receivable, less allowance for current and expected credit losses of $4,204 and $2,510, respectively		737,319	524,926
Inventories, net	9	444,661	285,989
Prepaid expenses and other current assets		65,076	34,248
Total current assets		1,433,706	1,421,452
Property, plant and equipment, net	10	343,337	275,622
Intangible assets, net	11	351,477	241,204
Goodwill	11	281,949	199,048
Right-of-use assets, net		42,124	41,113
Deferred tax assets	6	29,431	29,693
Other long-term assets		2,027	1,967
Total Assets		$2,484,051	$2,210,099
Liabilities and Equity
Current Liabilities:
Accounts payable		275,367	243,164
Income tax payable		10,176	72,953
Accrued compensation and employee benefits		48,927	57,437
Customer liabilities		95,435	80,324
Lease obligations		11,336	11,785
Other current liabilities		76,913	59,273
Total current liabilities		518,154	524,936
Long-term debt	12	759,999	758,386
Long-term lease obligations		31,714	30,236
Deferred tax liabilities	6	16,881	16,746
Pension liabilities		1,854	3,819
Other long-term liabilities		15,440	11,240
Total Liabilities		1,344,042	1,345,363
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 42,530,966 and 45,997,159 shares issued and outstanding, respectively		426	461
Treasury stock, held at cost, 290,600 and 290,600 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		496,785	506,921
Retained earnings		684,400	388,660
Accumulated other comprehensive loss	8	(39,022)	(28,726)
Total Equity		1,140,009	864,736
Total Liabilities and Equity		$2,484,051	$2,210,099
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Nine months ended
(in thousands)	Note	June 24, 2022	June 25, 2021
Operating activities:
Net income		$692,631	$385,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		60,467	58,475
Deferred income taxes	6	(12,649)	17,939
Stock-based compensation		14,180	14,158
Amortization of right-of-use assets		9,868	10,545
Loss on extinguishment of debt		—	4,202
Other non-cash adjustments to net income		13,268	(964)
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		(189,306)	(217,583)
Inventories		(152,705)	(32,556)
Prepaid expenses and other current assets		(17,236)	(7,081)
Accounts payable		15,598	69,353
Accrued and other liabilities		13,063	35,665
Income taxes		(76,996)	(15,023)
Other, net		1,592	(3,805)
Net cash provided by operating activities		371,776	318,621
Investing activities:
Capital expenditures		(81,990)	(34,242)
Proceeds from sale of properties and equipment		658	3,117
Acquisition of businesses, net of cash acquired		(255,361)	(43,195)
Other, net		—	17
Net cash used in investing activities		(336,693)	(74,303)
Financing activities:
Repayments of long-term debt	12	—	(812,120)
Proceeds from issuance of long-term debt	12	—	798,000
Payment for debt financing costs and fees		—	(11,294)
Issuance of common stock, net of shares withheld for tax		(24,312)	65
Repurchase of common stock		(396,929)	(110,063)
Net cash used for financing activities		(421,241)	(135,412)
Effects of foreign exchange rate changes on cash and cash equivalents		(3,481)	3,765
(Decrease) Increase in cash and cash equivalents		(389,639)	112,671
Cash and cash equivalents at beginning of period		576,289	284,471
Cash and cash equivalents at end of period		$186,650	$397,142
Supplementary Cash Flow information
Capital expenditures, not yet paid		$5,212	$457
Operating lease right-of-use assets obtained in exchange for lease liabilities		$2,919	$2,630
Acquisitions of businesses, not yet paid		3,266	$—
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2021	45,997	$461	$(2,580)	$506,921	$388,660	$(28,726)	$864,736
Net income	—	—	—	—	204,843	—	204,843
Other comprehensive loss	—	—	—	—	—	(1,333)	(1,333)
Stock-based compensation	—	—	—	3,427	—	—	3,427
Issuance of common stock, net of shares withheld for tax	355	4	—	(24,509)	—	—	(24,505)
Repurchase of common stock	(958)	(10)	—		(104,537)	—	(104,547)
Balance as of December 24, 2021	45,394	$455	$(2,580)	$485,839	$488,966	$(30,059)	$942,621

Net income	—	—	—	—	233,477	—	233,477
Other comprehensive loss	—	—	—	—	—	(2,429)	(2,429)
Stock-based compensation	—	—	—	6,128	—	—	6,128
Issuance of common stock, net of shares withheld for tax	24	—	—	103	—	—	103
Repurchase of common stock	(1,539)	(15)	—	—	(156,611)	—	(156,626)
Balance as of March 25, 2022	43,879	$440	$(2,580)	$492,070	$565,832	$(32,488)	$1,023,274
Net income	—	—	—	—	254,313	—	254,313
Other comprehensive loss	—	—	—	—	—	(6,534)	(6,534)
Stock-based compensation	—	—	—	4,625	—	—	4,625
Issuance of common stock, net of shares withheld for tax	25	—	—	90		—	90
Repurchase of common stock	(1,374)	(14)	—	—	(135,745)	—	(135,759)
Balance as of June 24, 2022	42,530	$426	$(2,580)	$496,785	$684,400	$(39,022)	$1,140,009

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2020	47,407	$475	$(2,580)	$487,223	$(64,154)	$(42,554)	$378,410
Net income	—	—	—	—	85,066	—	85,066
Other comprehensive income	—	—	—	—	—	7,313	7,313
Stock-based compensation	—	—	—	5,522	—	—	5,522
Issuance of common stock, net of shares withheld for tax	358	3	—	(3,930)	—	—	(3,927)
Repurchase of common stock	(1,140)	(11)	—	—	(35,026)	—	(35,037)
Balance as of December 25, 2020	46,625	$467	$(2,580)	$488,815	$(14,114)	$(35,241)	$437,347
Net income	—	—	—	—	124,933	—	124,933
Other comprehensive (loss)	—	—	—	—	—	(556)	(556)
Stock-based compensation	—	—	—	4,868	—	—	4,868
Issuance of common stock, net of shares withheld for tax	358	4	—	3,566	—	—	3,570
Balance as of March 26, 2021	46,983	$471	$(2,580)	$497,249	$110,819	$(35,797)	$570,162
Net income	—	—	—	—	175,297	—	175,297
Other comprehensive income	—	—	—	—	—	2,414	2,414
Stock-based compensation	—	—	—	3,768	—	—	3,768
Issuance of common stock	38	3	—	421	—	—	424
Repurchase of common stock	(918)	(11)	—	—	(75,017)	—	(75,028)
Balance as of June 25, 2021	46,103	463	(2,580)	501,438	211,099	(33,383)	677,037

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

Fiscal 2022

On June 22, 2022, Atkore International Inc., a wholly-owned subsidiary of the Company acquired all of the outstanding stock of United Poly Systems, LLC (“United Poly”), for a purchase price of $226,506. United Poly is a manufacturer of high density polyethylene (“HDPE”) pressure pipe and conduit, primarily serving the telecommunications, water infrastructure, renewables and energy markets. The purchase price allocation has not been finalized as the Company is finalizing working capital, inventory, intangible asset, deferred tax asset and liabilities and fixed asset fair values.

On May 19, 2022, Allied Tube and Conduit Corporation, wholly-owned subsidiary of the Company acquired the assets of Talon Products, LLC (“Talon”), for a purchase price of $4,193. Talon is a manufacturer of non-metallic, injection molded cable cleats, primarily serving the power distribution markets. The purchase price allocation has not been finalized as the Company is finalizing working capital and intangible asset fair values.

On December 21, 2021, Atkore HDPE, LLC and Allied Tube and Conduit Corporation, wholly-owned subsidiaries of the Company, acquired the assets of Four Star Industries LLC (“Four Star”), for a purchase price of $23,195. Four Star is a manufacturer of high density polyethylene (HDPE) conduit, primarily serving the telecommunications, utility, infrastructure and datacom markets. The Company finalized the purchase price allocation of Four Star in the third quarter of fiscal 2022.

On December 20, 2021, Columbia-MBF Inc., a wholly-owned subsidiary of the Company acquired all of the outstanding stock of Sasco Tubes & Roll Forming Inc. (“Sasco”), for a purchase price of $16,184, of which $13,320 was paid at closing and additional purchase price payable of $2,864 was accrued. Sasco is a Canadian manufacturer of metal framing and related products serving the electrical, mechanical, construction and solar industries. The Company finalized the purchase price allocation of Sasco in the third quarter of fiscal 2022.

The acquisitions in fiscal 2022 were funded using cash-on-hand. The Company incurred approximately $3,274 in acquisition-related expenses for these acquisitions, which were recorded as a component of selling, general and administrative expenses.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their fair values. The following table summarizes the Level 3 fair values assigned to the net assets acquired and liabilities assumed as of the acquisition date for fiscal 2022:

(in thousands)	United Poly	Other	Total
Fair value of consideration transferred:
Cash consideration	$226,506	$40,306	$266,812
Purchase price payable	—	3,266	3,266
Total consideration transferred	$226,506	$43,572	$270,078
Fair value of assets acquired and liabilities assumed:
Cash	11,451	—	11,451
Accounts receivable	23,679	5,684	29,363
Inventories	13,266	4,821	18,087
Intangible assets	118,670	19,640	138,310
Fixed assets	14,091	2,784	16,875
Accounts payable	(11,940)	(3,995)	(15,935)
Income taxes	(12,189)	(2,075)	(14,264)
Other	(103)	(129)	(232)
Net assets acquired	156,925	26,730	183,655
Excess purchase price attributed to goodwill acquired	$69,581	$16,842	$86,423

The Company estimates $11.7 million of the goodwill recognized on the United Poly acquisition is deductible for tax purposes. Goodwill recognized from the acquisitions in fiscal 2022 consists largely of the synergies and economies of scale from integrating this company with existing businesses.

The following table summarizes the fair value of intangible assets as of the acquisition date:

	United Poly		Other
(in thousands)	Fair Value	Weighted Average Useful Life (Years)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$96,100	11	$16,720	10
Other	22,570	8	2,920	8
Total intangible assets	$118,670		$19,640

The following table presents unaudited pro forma results of operations for the Company and all companies acquired in fiscal 2022 as if those acquisitions had occurred on October 1, 2020. The results presented below are for the three and nine months ended:

	Three months ended		Nine months ended
(in thousands)	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Pro forma net sales	$1,096,866	$883,980	$2,992,265	$2,068,169
Pro forma net income	256,356	175,107	696,012	378,795

The pro forma condensed financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company if the closing of the acquisitions in the current year had been completed on October 1, 2020, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma financial information for the three and nine months ended June 24, 2022 and June 25, 2021 were pro forma adjustments to reflect the results of operations of the acquisitions in the current year as though those acquisitions were completed as of the beginning of October 1, 2020, as well as the impact of amortizing certain acquisition accounting adjustments such as amortizable intangible assets. The pro forma financial information neither indicates the impact of possible business model changes nor considers any potential impact of current market conditions, expense efficiencies or other factors.

Net sales and net income of the acquired companies are included in the consolidated statement of operations for the quarter and nine months ended June 24, 2022 for the post-acquisition period.

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

The acquisitions in fiscal 2021 were funded using cash-on-hand. The Company incurred approximately $646 in acquisition-related expenses for these acquisitions, which were recorded as a component of selling, general and administrative expenses.

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

The Company estimates $1.6 million of the goodwill recognized on the FRE acquisition is deductible for tax purposes. Goodwill recognized from the acquisitions in fiscal 2021 consists largely of the synergies and economies of scale from integrating this company with existing businesses.

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

4. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended		Nine months ended
(in thousands)	Note	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Interest cost		$739	$682	$2,218	$2,047
Expected return on plan assets		(1,348)	(1,606)	(4,044)	(4,818)
Amortization of actuarial loss		158	332	473	995
Net periodic benefit credit	5	$(451)	$(592)	$(1,353)	$(1,776)

5. OTHER INCOME, NET

Other income, net consisted of the following:

	Three months ended		Nine months ended
(in thousands)	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Business interruption insurance recovery	$—	$—	$—	$(6,000)
Undesignated foreign currency derivative instruments	(2,662)	377	(3,472)	3,786
Foreign exchange loss (gain) on intercompany loans	3,263	(294)	3,860	(3,459)
Pension-related benefits	(451)	(592)	(1,352)	(1,776)
Gain on purchase of business	—	—	—	(731)
Other income, net	$150	$(509)	$(964)	$(8,180)

6. INCOME TAXES

For the three months ended June 24, 2022 and June 25, 2021, the Company’s effective tax rate attributable to income before income taxes was 25.7% and 26.0%, respectively. For the three months ended June 24, 2022 and June 25, 2021, the Company’s income tax expense was $88,041 and $61,654 respectively. The decrease in the current period effective tax rate was primarily driven by the prior year one-time tax expense from the deferred remeasurement of our UK subsidiaries due to the enactment of the Finance Act of 2021 which, among other things, changed the UK corporate tax rate from 19% to 25%.

For the nine months ended June 24, 2022 and June 25, 2021, the Company’s effective tax rate attributable to income before income taxes was 24.4% and 24.8%, respectively. For the nine months ended June 24, 2022 and June 25, 2021, the Company’s income tax expense was $223,630 and $126,922 respectively. The decrease in the current period effective tax rate was driven by an increase in the excess tax benefit associated with stock compensation.

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

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that we have determined are more likely than not to be realized upon examination. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the nine months ended June 24, 2022, the balance of unrecognized tax benefits decreased by $1,893 primarily due to the resolution of a state tax matter.

For the nine months ended June 24, 2022, the Company made no additional provision for U.S. or non-U.S. income taxes for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as the investments are essentially permanent in duration.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in thousands, except per share data)	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Numerator:
Net income	$254,313	$175,297	$692,631	$385,296
Less: Undistributed earnings allocated to participating securities	3,883	3,389	11,002	7,483
Net income available to common shareholders	$250,430	$171,908	$681,629	$377,813

Denominator:
Basic weighted average common shares outstanding	43,072	46,602	44,553	46,771
Effect of dilutive securities: Non-participating employee stock options (1)	558	684	578	742
Diluted weighted average common shares outstanding	43,630	47,286	45,131	47,513
Basic earnings per share	$5.81	$3.69	$15.30	$8.08
Diluted earnings per share	$5.74	$3.64	$15.10	$7.95

(1) Stock options to purchase shares of common stock that would have been anti-dilutive are not included in the calculation. There were no anti-dilutive options outstanding during the three months ended June 24, 2022 and June 25, 2021. Additionally, there were no anti-dilutive options outstanding during the nine months ended June 24, 2022 and June 25, 2021.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended June 24, 2022 and June 25, 2021.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of March 25, 2022	$(19,068)	$(13,420)	$(32,488)
Other comprehensive loss before reclassifications	—	(6,657)	(6,657)
Amounts reclassified from accumulated other comprehensive income, net of tax	123	—	123
Net current period other comprehensive income (loss)	123	(6,657)	(6,534)
Balance as of June 24, 2022	$(18,945)	$(20,077)	$(39,022)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of March 26, 2021	$(30,237)	$(5,560)	$(35,797)
Other comprehensive income before reclassifications	—	2,152	2,152
Amounts reclassified from accumulated other comprehensive income, net of tax	262	—	262
Net current period other comprehensive income	262	2,152	2,414
Balance as of June 25, 2021	$(29,975)	$(3,408)	$(33,383)

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended June 24, 2022 and June 25, 2021.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2021	$(19,318)	$(9,408)	$(28,726)
Other comprehensive loss before reclassifications	—	(10,669)	(10,669)
Amounts reclassified from accumulated other comprehensive income, net of tax	373	—	373
Net current period other comprehensive income (loss)	373	(10,669)	(10,296)
Balance as of June 24, 2022	$(18,945)	$(20,077)	$(39,022)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2020	$(30,761)	$(11,793)	$(42,554)
Other comprehensive income before reclassifications	—	8,385	8,385
Amounts reclassified from accumulated other comprehensive income, net of tax	786	—	786
Net current period other comprehensive income	786	8,385	9,171
Balance as of June 25, 2021	$(29,975)	$(3,408)	$(33,383)

9. INVENTORIES, NET

A majority of the Company’s inventories are recorded at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 85% and 81% of the Company’s inventories were valued at the lower of LIFO cost or market at June 24, 2022 and September 30, 2021, respectively. Interim LIFO determinations, including those at June 24, 2022, are based on management’s estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	June 24, 2022	September 30, 2021
Purchased materials and manufactured parts, net	$134,531	$105,460
Work in process, net	65,436	35,043
Finished goods, net	244,694	145,486
Inventories, net	$444,661	$285,989

Total inventories would be $101,710 higher and $108,911 higher than reported as of June 24, 2022 and September 30, 2021, respectively, if the first-in, first-out method was used for all inventories. As of June 24, 2022, and September 30, 2021, the excess and obsolete inventory reserve was $21,486 and $11,780, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

As of June 24, 2022, and September 30, 2021, property, plant and equipment and accumulated depreciation were as follows:

(in thousands)	June 24, 2022	September 30, 2021
Land	$26,596	$23,043
Buildings and related improvements	167,290	136,680
Machinery and equipment	411,808	372,503
Leasehold improvements	9,769	9,720
Software	35,485	28,288
Construction in progress	60,788	43,055
Property, plant and equipment, at cost	711,736	613,289
Accumulated depreciation	(368,399)	(337,667)
Property, plant and equipment, net	$343,337	$275,622

Depreciation expense for the three months ended June 24, 2022 and June 25, 2021 totaled $11,804 and $11,459 respectively. Depreciation expense for the nine months ended June 24, 2022 and June 25, 2021 totaled $34,914 and $33,412 respectively.

11. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2021	$155,471	$43,577	$199,048
Goodwill acquired during year	76,928	9,495	86,423
Exchange rate effects	(3,476)	(46)	(3,522)
Balance as of June 24, 2022	$228,923	$53,026	$281,949

Goodwill balances as of September 30, 2021 and June 24, 2022 include $3,924 and $43,000 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively.

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

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible asset:

		June 24, 2022			September 30, 2021
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$483,965	$(259,167)	$224,798	$371,048	$(234,946)	$136,102
Other	7	44,645	(10,846)	33,799	23,633	(11,411)	12,222
Total		528,610	(270,013)	258,597	394,681	(246,357)	148,324
Indefinite-lived intangible assets:
Trade names		92,880	—	92,880	92,880	—	92,880
Total		$621,490	$(270,013)	$351,477	$487,561	$(246,357)	$241,204

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Amortization expense for the three months ended June 24, 2022 and June 25, 2021 was $8,624 and $8,707, respectively. Amortization expense for the nine months ended June 24, 2022 and June 25, 2021 was $25,554 and $25,063, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2022 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2022	$14,334
2023	46,402
2024	41,224
2025	29,221
2026	27,200
2027	25,252
Thereafter	74,964

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

12. DEBT

Debt as of June 24, 2022 and September 30, 2021 was as follows:

(in thousands)	June 24, 2022	September 30, 2021
Senior Secured Term Loan Facility due May 26, 2028	$371,310	$371,095
Senior Notes due June 2031	400,000	400,000
Deferred financing costs	(11,311)	(12,709)
Long-term debt	$759,999	$758,386

The asset-based credit facility (the “ABL Credit Facility”) has aggregate commitments of $325,000. AII is the borrower under the ABL Credit Facility which is guaranteed by the Company and all other subsidiaries of the Company (other than AII) that are guarantors of the Senior Notes. AII’s availability under the ABL Credit Facility was $312,905 and $315,499 as of June 24, 2022 and September 30, 2021.

13. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company uses a forward currency contract to hedge the effects of foreign exchange relating to one of the Company’s intercompany balances denominated in a foreign currency. This derivative instrument is not formally designated as a hedge by the Company and the remaining term of the instrument is two months. Short-term forward currency contracts are recorded in either other current assets or other current liabilities and long-term forward currency contracts are recorded in either other long-term assets or other long-term liabilities in the condensed consolidated balance sheet. The fair value gains and losses are included in other income, net within the condensed consolidated statements of operations. See Note 5, “Other Income, net” for further detail.

The total notional amounts of undesignated forward currency contracts were £30.6 million and £37.4 million as of June 24, 2022 and September 30, 2021, respectively. Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the Company’s assets and liabilities measured at fair value:

	June 24, 2022		September 30, 2021
(in thousands)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$97,476	$—	$489,987	$—
Forward currency contracts	—	3,381	—	127
Liabilities
Forward currency contracts	—	472	—	183

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	June 24, 2022		September 30, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan Facility due May 26, 2028	$373,000	$369,852	$373,000	$371,486
Senior Notes due June 2031	400,000	340,000	400,000	415,828
Total Debt	$773,000	$709,852	$773,000	$787,314

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

14. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of June 24, 2022, such obligations were $238,059 for the rest of fiscal year 2022 and $12,334 for fiscal year 2023 and beyond. These amounts represent open purchase orders for materials used in production.

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

15. GUARANTEES

The Company had outstanding letters of credit totaling $12,095 supporting workers’ compensation and general liability insurance policies as of June 24, 2022. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $30,039 as of June 24, 2022.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, stock-based compensation, loss on extinguishment of debt, certain legal matters, and other items, such as inventory reserves and adjustments, (gain) loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives, gain on purchase of business, restructuring costs and transaction costs.

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

	Three months ended
	June 24, 2022			June 25, 2021
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$819,845	$1,721	$351,466	$660,198	$965	$267,824
Safety & Infrastructure	241,745	164	45,669	193,460	32	22,365
Eliminations	—	(1,885)		—	(997)
Consolidated operations	$1,061,590	$—		$853,658	$—

	Nine months ended
	June 24, 2022			June 25, 2021
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$2,218,535	$1,947	$961,983	$1,533,442	$2,366	$589,923
Safety & Infrastructure	666,428	276	102,018	470,841	116	52,810
Eliminations	—	(2,223)		—	(2,482)
Consolidated operations	$2,884,963	$—		$2,004,283	$—

Presented below is a reconciliation of operating Segment Adjusted EBITDA to Income before income taxes:

	Three months ended		Nine months ended
(in thousands)	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Operating segment Adjusted EBITDA
Electrical	$351,466	$267,824	$961,983	$589,923
Safety & Infrastructure	45,669	22,365	102,018	52,810
Total	$397,135	$290,189	$1,064,001	$642,733
Unallocated expenses (a)	(19,605)	(15,925)	(47,295)	(38,114)
Depreciation and amortization	(20,428)	(20,166)	(60,467)	(58,475)
Interest expense, net	(7,243)	(8,090)	(21,676)	(24,760)
Transaction costs	(1,708)	(287)	(3,274)	(646)
Loss on extinguishment of debt	—	(4,202)	—	(4,202)
Stock-based compensation	(4,625)	(3,768)	(14,180)	(14,158)
Other (b)	(1,172)	(800)	(848)	9,840
Income before income taxes	$342,354	$236,951	$916,261	$512,218

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.
(b) Represents other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, gain on purchase of business. realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives, and restructuring charges.

The Company’s net sales by geography were as follows for the three months ended and nine months ended June 24, 2022 and June 25, 2021:

	Three months ended		Nine months ended
(in thousands)	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
United States	$961,954	$773,204	$2,614,937	$1,800,395
Other Americas	30,094	15,475	77,230	34,885
Europe	56,952	52,126	160,115	135,025
Asia-Pacific	12,588	12,853	32,681	33,978
Total	$1,061,590	$853,658	$2,884,963	$2,004,283

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in either period for the three months ended and nine months ended June 24, 2022 and June 25, 2021:

	Three months ended		Nine months ended
(in thousands)	June 24, 2022	June 25, 2021	June 24, 2022	June 25, 2021
Metal Electrical Conduit and Fittings	$181,196	$200,989	$484,122	$474,223
Electrical Cable & Flexible Conduit	142,298	106,645	395,237	265,597
PVC Pipe and Conduit	389,438	270,527	1,053,203	608,201
Other Electrical products	106,913	82,037	285,973	185,421
Electrical	819,845	660,198	2,218,535	1,533,442

Mechanical Pipe	115,156	112,110	339,217	264,101
Other Safety & Infrastructure products	126,589	81,350	327,211	206,740
Safety & Infrastructure	241,745	193,460	666,428	470,841
Net sales	$1,061,590	$853,658	$2,884,963	$2,004,283

17. SUBSEQUENT EVENTS

Subsequent to quarter end, the Company has repurchased 1.2 million shares at a cost of $103.2 million as of July 29, 2022.

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

In addition to the uncertainties brought about by COVID-19, recent events, including central bank interest rate increases and the Russia-Ukraine conflict, are creating additional uncertainty in the global economy, generally, and in the markets we operate in. COVID-19, the Russia-Ukraine conflict and other factors have had and will continue to have adverse effects on global supply chains, which may impact some aspects of our business. Furthermore, with the onset of hurricane season, we are mindful of the effects that adverse weather can have on our domestic supply chain.

RESULTS OF OPERATIONS

The consolidated results of operations for the three months ended June 24, 2022 and June 25, 2021 were as follows:

	Three months ended
(in thousands)	June 24, 2022	June 25, 2021	Change	% Change
Net sales	$1,061,590	$853,658	$207,932	24.4%
Cost of sales	607,267	514,385	92,882	18.1%
Gross profit	454,323	339,273	115,050	33.9%
Selling, general and administrative	95,952	81,832	14,120	17.3%
Intangible asset amortization	8,624	8,707	(83)	(1.0)%
Operating income	349,747	248,734	101,013	40.6%
Interest expense, net	7,243	8,090	(847)	(10.5)%
Loss on extinguishment of debt	—	4,202	(4,202)	100.0%
Other income, net	150	(509)	659	(129.5)%
Income before income taxes	342,354	236,951	105,403	44.5%
Income tax expense	88,041	61,654	26,387	42.8%
Net income	$254,313	$175,297	$79,016	45.1%

Net sales

% Change
Volume	(5.1)%
Average selling prices	28.6%
Foreign exchange	(0.8)%
Acquisitions	1.6%
Other	0.1%
Net sales	24.4%

Net sales increased by $207.9 million, or 24.4%, to $1,061.6 million for the three months ended June 24, 2022, compared to $853.7 million for the three months ended June 25, 2021. The increase in net sales is primarily attributed to increased average selling prices across the Company’s products of $244.0 million which were mostly driven by the PVC pipe and conduit product category within the Electrical segment and increased net sales of $13.8 million from companies acquired during fiscal 2021 and fiscal 2022. These increases are offset by decreased sales volume of $43.9 million across varying product categories within both the Electrical and the Safety & Infrastructure segments. Pricing for PVC products, as well as other parts of the business, is expected to return to more normal historical levels over time, but that time is uncertain.

Cost of sales

% Change
Volume	(3.6)%
Average input costs	19.1%
Foreign exchange	(2.3)%
Acquisitions	1.8%
Other	3.1%
Cost of sales	18.1%

Cost of sales increased by $92.9 million, or 18.1%, to $607.3 million for the three months ended June 24, 2022 compared to $514.4 million for the three months ended June 25, 2021. The increase was primarily due to higher input costs of steel, copper and PVC resin of $98.0 million and recent acquisitions during fiscal 2021 and fiscal 2022 of $9.3 million partially offset by lower sales volume of $18.7 million across varying product categories within both the Electrical and the Safety & Infrastructure segments.

Selling, general and administrative

Selling, general and administrative expenses increased by $14.1 million, or 17.3%, to $96.0 million for the three months ended June 24, 2022 compared to $81.8 million for the three months ended June 25, 2021. The increase was primarily due to increased general spending on business improvement initiatives of $8.8 million, higher transaction costs of $1.7 million, higher sales commission expense of $3.6 million, higher variable compensation of $1.3 million and recent acquisitions in fiscal 2021 and 2022 of $1.0 million. These increases were partially offset by decreases of $2.3 million spread across a variety of other spend categories.

Intangible asset amortization

Intangible asset amortization expense remained relatively flat at $8.6 million for the three months ended June 24, 2022 compared to $8.7 million for the three months ended June 25, 2021.

Interest expense, net

Interest expense, net decreased by $0.8 million, or 10.5% to $7.2 million for the three months ended June 24, 2022 compared to $8.1 million for the three months ended June 25, 2021. The decrease is primarily due to interest expense being derived from a lower average principal balance resulting from the Company’s fiscal 2021 debt restructuring transactions.

Other income, net

Other income, net decreased to $0.2 million other expense for the three months ended June 24, 2022 compared to $0.5 million other income for the three months ended June 25, 2021. The decrease was primarily due to foreign currency fluctuations.

Income tax expense

The Company’s income tax rate decreased to 25.7% for the three months ended June 24, 2022 compared to 26.0% for the three months ended June 25, 2021. The decrease in the current period effective tax rate was primarily driven by the prior year one-time tax expense from the deferred remeasurement of our UK subsidiaries due to the enactment of the Finance Act of 2021 which, among other things, changed the UK corporate tax rate from 19% to 25%.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, stock-based compensation, loss on extinguishment of debt, certain legal matters, and other items, such as inventory reserves and adjustments, (gain) loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives, gain on purchase of business, restructuring costs and transaction costs. We define segment Adjusted EBITDA margin as segment Adjusted EBITDA as a percentage of segment Net sales.

Electrical

	Three months ended
(in thousands)	June 24, 2022	June 25, 2021	Change	% Change
Net sales	$821,566	$661,163	$160,403	24.3%
Adjusted EBITDA	$351,466	$267,824	$83,642	31.2%
Adjusted EBITDA margin	42.8%	40.5%

Net sales

% Change
Volume	(6.2)%
Average selling prices	30.3%
Foreign exchange	(1.0)%
Acquisitions	1.0%
Other	0.2%
Net sales	24.3%

Net sales increased by $160.4 million, or 24.3%, to $821.6 million for the three months ended June 24, 2022 compared to $661.2 million for the three months ended June 25, 2021. The increase in net sales is primarily attributed to increased average selling prices of $200.1 million which were mostly driven by the PVC pipe and conduit product category and increased net sales of $6.9 million from companies acquired during fiscal 2021 and fiscal 2022. These increases are offset by decreased sales volume of $41.2 million across varying product categories. Pricing for PVC products, as well as other parts of the business, is expected to return to more normal historical levels over time, but that time is uncertain.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 24, 2022 increased by $83.6 million, or 31.2%, to $351.5 million from $267.8 million for the three months ended June 25, 2021. Adjusted EBITDA margins increased to 42.8% for the three months ended June 24, 2022 compared to 40.5% for the three months ended June 25, 2021. The increase in Adjusted EBITDA and Adjusted EBITDA margins was largely due to higher average selling prices over input costs.

Safety & Infrastructure

	Three months ended
(in thousands)	June 24, 2022	June 25, 2021	Change	% Change
Net sales	$241,909	$193,492	$48,417	25.0%
Adjusted EBITDA	$45,669	$22,365	$23,304	104.2%
Adjusted EBITDA margin	18.9%	11.6%

Net sales

% Change
Volume	(1.4)%
Average selling prices	22.7%
Acquisitions	3.6%
Other	0.1%
Net sales	25.0%

Net sales increased by $48.4 million, or 25.0%, for the three months ended June 24, 2022 to $241.9 million compared to $193.5 million for the three months ended June 25, 2021. The increase is primarily attributed to increased average selling prices of $43.9 million driven by higher input costs of steel and increased net sales of $6.9 million from companies acquired during fiscal 2022 partially offset by lower volumes of $2.8 million primarily across various steel product categories.

Adjusted EBITDA

Adjusted EBITDA increased by $23.3 million, or 104.2%, to $45.7 million for the three months ended June 24, 2022 compared to $22.4 million for the three months ended June 25, 2021. Adjusted EBITDA margins increased to 18.9% for the three months ended June 24, 2022 compared to 11.6% for the three months ended June 25, 2021. The Adjusted EBITDA increase is primarily due to higher average prices over input costs.

The consolidated results of operations for the nine months ended June 24, 2022 and June 25, 2021 were as follows:

	Nine months ended
(in thousands)	June 24, 2022	June 25, 2021	Change	% Change
Net sales	$2,884,963	$2,004,283	$880,680	43.9%
Cost of sales	1,659,416	1,235,970	423,446	34.3%
Gross profit	1,225,547	768,313	457,234	59.5%
Selling, general and administrative	263,020	210,250	52,770	25.1%
Intangible asset amortization	25,554	25,063	491	2.0%
Operating income	936,973	533,000	403,973	75.8%
Interest expense, net	21,676	24,760	(3,084)	(12.5)%
Loss on extinguishment of debt	—	4,202	(4,202)	100.0%
Other income, net	(964)	(8,180)	7,216	(88.2)%
Income before income taxes	916,261	512,218	404,043	78.9%
Income tax expense	223,630	126,922	96,708	76.2%
Net income	$692,631	$385,296	$307,335	79.8%

Net sales

% Change
Volume	(5.1)%
Average selling prices	47.4%
Foreign exchange	(0.4)%
Acquisitions	1.9%
Other	0.1%
Net sales	43.9%

Net sales increased by $880.7 million, or 43.9%, to $2,885.0 million for the nine months ended June 24, 2022, compared to $2,004.3 million for the nine months ended June 25, 2021. The increase in net sales is primarily attributed to increased average selling prices of $950.8 million which were mostly driven by the PVC pipe and conduit product category within the Electrical segment and increased net sales of $39.1 million from companies acquired during fiscal 2021 and fiscal 2022. These increases are offset by decreased sales volume of $103.1 million across varying product categories within both the Electrical and the Safety & Infrastructure segments. Pricing for PVC products, as well as other parts of the business, are expected to return to more normal historical levels over time, but that time is uncertain.

Cost of sales

% Change
Volume	(4.8)%
Average input costs	33.6%
Foreign exchange	(0.7)%
Acquisitions	2.0%
Other	4.2%
Cost of sales	34.3%

Cost of sales increased by $423.4 million, or 34.3% to $1,659.4 million for the nine months ended June 24, 2022 compared to $1,236.0 million for the nine months ended June 25, 2021. The increase in cost of sales was primarily due to higher input costs for steel, copper and resin of $414.8 million and recent acquisitions in fiscal 2021 and fiscal 2022 of $25.2 million, partially offset by lower sales volume of $59.6 million across varying product categories within both the Electrical and the Safety & Infrastructure segments.

Selling, general and administrative

Selling, general and administrative expenses increased by $52.8 million, or 25.1% to $263.0 million for the nine months ended June 24, 2022 compared to $210.3 million for the nine months ended June 25, 2021. The increase was primarily due to higher sales commission expense of $19.7 million, increased general spending on business improvement initiatives of $18.2 million, transaction costs of $3.3 million, higher variable compensation of $5.5 million, and recent acquisitions in fiscal 2021 and 2022 of $2.6 million. The remaining increase of $3.5 million is spread across a variety of other spend categories.

Intangible asset amortization

Intangible asset amortization expense increased to $25.6 million for the nine months ended June 24, 2022 compared to $25.1 million for the nine months ended June 25, 2021. The increase in intangible asset amortization was driven by the acquisition of definite-lived intangible assets in fiscal 2022.

Interest expense, net

Interest expense, net, decreased by $3.1 million, or 12.5% to $21.7 million for the nine months ended June 24, 2022 compared to $24.8 million for the nine months ended June 25, 2021. The decrease is primarily due to the Company’s principal prepayments in fiscal 2020 and 2021, resulting in a lower principal balance in fiscal 2021 from which interest expense was derived.

Other income, net

Other income, net decreased to $1.0 million for the nine months ended June 24, 2022 compared to $8.2 million for the nine months ended June 25, 2021. The decrease was primarily due to a $6.0 million business interruption insurance recovery in fiscal 2021 from a flood at one of the Company’s manufacturing facilities.

Income tax expense

The Company’s income tax rate decreased to 24.4% for the nine months ended June 24, 2022 compared to 24.8% for the nine months ended June 25, 2021. The decrease in the six month period effective tax rate was primarily due to an increase in the excess tax benefit associated with stock compensation.

SEGMENT RESULTS

Electrical

	Nine months ended
(in thousands)	June 24, 2022	June 25, 2021	Change	% Change
Net sales	$2,220,482	$1,535,808	$684,674	44.6%
Adjusted EBITDA	$961,983	$589,923	$372,060	63.1%
Adjusted EBITDA margin	43.3%	38.4%

Net sales

% Change
Volume	(4.1)%
Average selling prices	47.5%
Foreign exchange	(0.5)%
Acquisitions	1.7%
Other	—%
Net sales	44.6%

Net sales increased by $684.7 million, or 44.6%, to $2,220.5 million for the nine months ended June 24, 2022 compared to $1,535.8 million for the nine months ended June 25, 2021. The increase in net sales is primarily attributed to increased average selling prices of $729.5 million which were mostly driven by the PVC pipe and conduit product category and increased net sales of $26.7 million from companies acquired during fiscal 2021 and fiscal 2022. These increases were partially offset by decreased sales volume of $64.0 million. Pricing for PVC products, as well as other parts of the business, are expected to return to more normal historical levels over time, but that time is uncertain.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended June 24, 2022 increased by $372.1 million, or 63.1%, to $962.0 million from $589.9 million for the nine months ended June 25, 2021. Adjusted EBITDA margins increased to 43.3% for the nine months ended June 24, 2022 compared to 38.4% for the nine months ended June 25, 2021. The increase in Adjusted EBITDA and Adjusted EBITDA margins was largely due to higher average selling prices in relation to changes in input costs, and contributions from acquisitions.

Safety & Infrastructure

	Nine months ended
(in thousands)	June 24, 2022	June 25, 2021	Change	% Change
Net sales	$666,704	$470,957	$195,747	41.6%
Adjusted EBITDA	$102,018	$52,810	$49,208	93.2%
Adjusted EBITDA margin	15.3%	11.2%

Net sales

Change (%)
Volume	(8.3)%
Average selling prices	47.0%
Acquisitions	2.7%
Other	0.2%
Net sales	41.6%

Net sales increased by $195.7 million, or 41.6%, for the nine months ended June 24, 2022 to $666.7 million compared to $471.0 million for the nine months ended June 25, 2021. The increase is primarily attributed to increased average selling prices of $221.3 million primarily driven by higher input costs and increased net sales of $12.5 million from companies acquired during fiscal 2022 partially offset by lower volumes of $39.2 million primarily across various steel product categories.

Adjusted EBITDA

Adjusted EBITDA increased $49.2 million, or 93.2%, to $102.0 million for the nine months ended June 24, 2022 compared to $52.8 million for the nine months ended June 25, 2021. Adjusted EBITDA margins increased to 15.3% for the nine months ended June 24, 2022 compared to 11.2% for the nine months ended June 25, 2021. The Adjusted EBITDA increase is primarily due to higher average prices over input costs.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $186.7 million as of June 24, 2022, of which $46.8 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company’s intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund operational needs. As of June 24, 2022, there were no outstanding borrowings under the ABL Credit Facility and $12.1 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $325.0 million and approximately $312.9 million was available under the ABL Credit Facility as of June 24, 2022. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Nine months ended
(in thousands)	June 24, 2022	June 25, 2021
Cash flows provided by (used in):
Operating activities	$371,776	$318,621
Investing activities	(336,693)	(74,303)
Financing activities	(421,241)	(135,412)

Operating activities

During the nine months ended June 24, 2022, the Company was provided $371.8 million by operating activities compared to $318.6 million during the nine months ended June 25, 2021. The $53.2 million increase in cash provided was primarily due to higher cash flows from the increase in operating income of $404.0 million. This increase in operating income was offset primarily by increased income tax impacts of $173.7 million and a $173.0 million increase in cash used in working capital primarily due to higher inventory build during the first two quarters of fiscal 2022,

Investing activities

During the nine months ended June 24, 2022, the Company used $336.7 million in investing activities compared to $74.3 million during the nine months ended June 25, 2021. Cash used in acquisitions increased in fiscal 2022 by $212.2 million primarily as a result of the acquisition of United Poly in the third quarter of fiscal 2022. The remaining increase in cash used in investing activities was driven by $47.7 million of additional capital expenditures.

Financing Activities

During the nine months ended June 24, 2022, the Company used $421.2 million in financing activities compared to $135.4 million used during the nine months ended June 25, 2021. The increase in cash used in financing activities is primarily due to $286.9 million more cash used to repurchase common stock during the nine months ended June 24, 2022 compared to the same period in the prior year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On November 16, 2021, the board of directors approved a share repurchase program, under which the Company may repurchase up to $400.0 million of its outstanding common stock. On April 26, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase of the Company’s outstanding common stock of $800.0 million. As of June 24, 2022, there was $403.2 million of purchases remaining under the plan. The share repurchase program will be funded from the Company’s available cash balances. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

The following table shows our purchases of our common stock under this plan during fiscal 2022 (in thousands, except per share data):

Period (4-5-4 calendar)	Total Number Of Shares Purchased	Avg Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet Be Purchased Under the Program
March 26, 2022 to April 22, 2022	708	$95.32	708	$71,479
April 23, 2022 to May 27, 2022	388	$102.63	388	$431,642
May 28, 2022 to June 24, 2022	278	$102.33	278	$403,206
Total	1,374		1,374

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

ATKORE INC.
(Registrant)
Date:	August 2, 2022	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)