Form 10-K
period 2022-09-30
Atkore Inc.
filed 2022-11-18
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act . ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
The aggregate market value of the voting and non-voting common equity of Atkore Inc. held by non-affiliates as of the close of business as of March 25, 2022 was $4.4 billion.
The number of shares of the registrant's common stock outstanding as of November 11, 2022 was 39,715,917 shares of common stock, par value $0.01 per share.
Documents incorporated by reference:
Portions of the registrant's proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant's 2023 annual meeting of stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant's fiscal year ended September 30, 2022.

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
•Widespread public health conditions including pandemics could have a material adverse impact on our business, financial position, results of operations and cash flows.
•Climate change, and the regulatory and legislative developments related to climate change, may have a material adverse impact on our business and results of operations
•Labor disputes, increased labor costs or work stoppages could adversely affect our operations and impair our financial performance.
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

Our Products

Atkore is committed to providing our customers with a safe, sustainable, and innovative portfolio of high quality electrical, mechanical, safety, and infrastructure products and solutions. In total, we serve several end-markets, including new non-residential construction, maintenance, repair and remodel (“MR&R”), residential, OEM, and international markets.

We continuously seek to improve our product offerings and develop innovative new products that meet the changing needs of our customers, which include industry trends toward digital design tools and labor saving solutions. The majority of Atkore products have Building Information Modeling (“BIM”) models available for our customers’ use.

Significant product categories within our Electrical segment include metal electrical conduit and fittings, plastic pipe and conduit, electrical cable and flexible conduit, and international cable management systems, which are critical components of the electrical infrastructure for new construction and MR&R markets. Significant product categories within our Safety & Infrastructure segment include mechanical pipe, metal framing & fittings, construction services and perimeter security. Our metal framing products are used in the installation of electrical systems and various support structures, and our mechanical tube products can commonly be found in solar applications.

Atkore continues to invest to add capabilities and capacity to develop innovative products and solutions to make installation faster and easier. Recent examples of our innovation include the patented MC Glide Tuff armored cable, the winner of the EC&M 2022 Product of the Year in the Wire & Cable category, which facilitates faster and smoother pull through during installations; Eagle Basket, which quickly latches together; and Cellular Core Conduit, which bends easier than PVC conduit.

Customers

We are acutely aware of the importance of our equipment operating reliably, and we strive to deliver the safest, highest quality products. Our sales and marketing processes are primarily focused on serving our customers, including electrical, industrial and specialty distributors, who sell to contractors, and OEMs. We believe customers view Atkore as offering a strong value proposition based on our broad product offering, strong brands, short order cycle times, reliability and consistent product quality. For each of fiscal 2022, 2021 and 2020, approximately 91%, 90%, and 89% respectively, of our net sales were sold to customers located in the United States. Our net sales by geographic area were as follows:

	Fiscal Year Ended
(in millions)	September 30, 2022	September 30, 2021	September 30, 2020
United States	$3,553	$2,637	$1,563
International	361	291	202
Total	$3,914	$2,928	$1,765

Atkore has a well-established customer base, which includes many of the largest companies in their categories. In fiscal 2022, our top ten customers accounted for approximately 38% of net sales. No single customer, even after consolidating all branches of such customer, which often make independent purchasing decisions, accounted for more than 10% of our net sales in fiscal 2022, 2021 or 2020.

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

Manufacturing

We currently manufacture products in 47 facilities and operate a total footprint of approximately 6.8 million square feet of manufacturing and distribution space in eight countries. Our headquarters are located in Harvey, Illinois, which is also the location of our largest manufacturing facility. Similar to our distribution footprint, our manufacturing footprint is currently concentrated in the United States, with additional facilities in Australia, Belgium, Canada, New Zealand, and the United Kingdom.

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

Suppliers and Raw Materials

We use a variety of raw materials in manufacturing our products. Our primary raw materials are steel, copper and polyvinyl chloride (“PVC”) resin. We believe that sources for these raw materials are well-established, generally available and are in sufficient quantity that we may avoid disruption to our business if we encounter an interruption from one of our existing suppliers. Our primary suppliers of steel are Cleveland-Cliffs, Steel Dynamics and Nucor; our primary suppliers of copper are AmRod and SDI LaFarga; and our primary suppliers of PVC resin are Westlake, Formosa and Oxy Vinyls. We strive to maintain strong relationships with our suppliers.

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

Distribution-based sales accounted for approximately 84% of our net sales in fiscal 2022. We distribute our products to electrical and industrial distributors from our manufacturing and distribution facilities as well as from over 40 dedicated distribution facilities operated by our agents. Our products are also stocked by electrical and industrial distributors who are located across the United States. Some of our products are purchased by OEMs and used as part of their products and solutions in applications such as utility solar framing, and conveyor systems. OEM sales accounted for approximately 14% of our net sales for fiscal 2022.

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

Marketing

Our marketing efforts are focused on key stakeholder audiences including electrical and industrial distributors, contractors, engineers, government entities, and OEM customers. These combined efforts communicate the value proposition of the overall Atkore brand by bringing together complementary solutions in our portfolio while reinforcing the individual value propositions of our leading sub-brands such as Allied Tube & Conduit, AFC Cable Systems, Kaf-Tech, Heritage Plastics, Unistrut, Power-Strut, Cope, US Tray, FRE Composites, United Poly Systems, Calbond and Calpipe.

Atkore sales are enabled through external commissioned sales agents and internal sales teams that drive customer acquisition and retention. Our comprehensive portfolio of products and solutions is continually enhanced by driving innovation into our markets with new product introductions, such as the digital tools that support project design and selection.

Prompted by evolving customer needs in an increasingly competitive, cost-and-efficiency conscious construction industry, we refreshed our branding strategy in 2020 from a house of brands to a branded house, uniting all brands under one master brand, Atkore, and adopted the “Building Better Together” theme to demonstrate how we work with our customers and our customers’ customers. An indicator of the effectiveness of our marketing and branding strategy is the marketplace recognition Atkore has garnered through several awards in the last 2 years, including the tED Best of the Best Award for Marketing Excellence, an AD Electrical Marketing Excellence Award, and a tED Advertising Award.

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

The main competitors in each of these segments are listed below:

Electrical: Zekelman Industries, Inc., Mitsubishi Corporation, Nucor Corporation, Southwire Company, LLC, Dura-Line Corporation, and Encore Wire Corporation plc.

Safety & Infrastructure: Zekelman Industries, Inc., Eaton Corporation plc, ABB Ltd., Hubbell Incorporated, nVent Electric plc., and Haydon Corporation

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

Human Capital Resources

Culture

Atkore believes that a culture of engagement and alignment drives continuous improvement, enhances our customers’ experience, and delivers strong performance.

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

Employee Base

As of September 30, 2022, we employed approximately 5,000 full-time equivalent employees of whom approximately 20% are temporary or contract workers. Our employees are primarily located in the United States, with about 14% employed at our international locations in Australia, Belgium, Canada, China, New Zealand, and the United Kingdom.

As of September 30, 2022, approximately 18% of our domestic and international employees were represented by a union under a collective bargaining agreement. All unions are either located in the United States or Canada with no unions or Worker’s Councils at any of our other locations abroad.

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

We provide opportunities for advancement through rotational and stretch assignments and best practice leadership roles. In fiscal 2022, approximately 34% of our total positions filled came from internal promotions, highlighting our commitment to developing our employees.

The Company rewards employees with competitive compensation and benefits packages, including attractive medical plans, retirement plans, opportunities for annual bonuses and, for eligible employees, long-term incentives and equity-based compensation. The Company believes our compensation program allows us to attract and retain talented employees.

Engagement and Alignment

We have a culture of engagement and alignment and believe fully engaged employees stay focused on being a standout leader, support the decisions of the leadership team and strive for breakthrough results. An aligned employee lives our mission and values, learns our strategic priorities and links their individual goals to those priorities. Our 2022 engagement and alignment survey had an overall participation rate of 78%. In fiscal 2022, 67% of our hourly workforce participated in the survey, compared to 61% of hourly employees in fiscal 2021. The result of the survey showed the following favorable percentages: Engagement 83%; Alignment 86%; Safety 91%; and Diversity Equity & Inclusion 83%.

Human Rights

Atkore is committed to supporting human rights and fair labor practices. We will not tolerate human rights abuses of any kind, including human trafficking, child labor or incidents of corruption within our company or supply chain. Employees are encouraged to report any potential violations or concerns, and all reports are promptly and impartially investigated.

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

In August 2014, we received from the IEPA the terms of a proposed new stormwater discharge permit for our Harvey, Illinois manufacturing facility. Because the facility did not meet the zinc limit set forth in the proposed permit, the Company commenced negotiations with the IEPA to agree upon mutually acceptable discharge limits. During these negotiations, the facility was operating under an extension of the terms of our existing stormwater discharge permit. In October 2016, we received the final permit. A mutually agreed upon compliance plan was part of the permit. The compliance plan included studies to reduce zinc emitted from galvanizing manufacturing operations, implementation of more rigorous discharge management practices, evaluation of the installation of passive/cost effective stormwater treatment and receiving stream studies to determine if a less stringent permit limit would be as protective of the water system as the October 2016 permit limit. The permit was modified in December 2019 to accommodate trials of a metal coating technology that would nearly eliminate the largest source of zinc emissions from our galvanizing operations. Although the metal coating trials were not successful, we have completed the installation of zinc treatment systems for the storm water discharges, are further reducing the zinc emitted from the galvanizing manufacturing operations and are capturing stormwater for treatment and use in our manufacturing process. A new permit was issued August 5, 2021 that included a less stringent permit limit based on the receiving stream evaluation, which also included a one-year start-up / shake-down period to meet the new zinc limit. We continued to keep the IPEA informed on our progress. The facility achieved compliance within the one-year start-up / shake-down period. Ongoing compliance with the stormwater discharge permit is not expected to have a material effect on our financial position, results of operations or cash flows.

We are continually investigating, remediating or addressing contamination at our current and former facilities. For example, we are currently monitoring and passively remediating groundwater contamination at our Wayne, Michigan facility. Future remediation activities may be required to address contamination at or migrating from the Wayne, Michigan site. We have maintained good working relationships with the State of Michigan Department of Environment, Great Lakes, Energy, the City of Wayne and the residents surrounding our facility. We hold periodic public meetings to keep the community apprised of the current monitoring data and the remedial efforts taken or planned. We do not expect planned remedial efforts to have a material adverse effect on our financial position, results of operations or cash flows.

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

The success of our business is affected by a number of general business and economic conditions. Our primary end markets are new non-residential construction, MR&R, residential, OEM, and international markets. Decrease in global economic activity may result in downturns or periods of economic weakness in our primary end markets. Such decreases may be instigated by factors beyond our control, including economic recessions, the COVID-19 pandemic, supply chain disruptions, availability of raw materials and other items sourced for production and delivery of finished product, changes in end-user preferences, consumer confidence, inflation, availability of credit, fluctuations in interest and currency exchange rates and changes in the fiscal or monetary policies of governments in the regions in which we operate. In turn, we may experience diminished demand for our products, which could create excess capacity and reduce the prices which we are able to charge for our products. The materialization of any of these risks could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

Our business is largely dependent on the non-residential construction industry. For new construction, we estimate that our product installation typically lags United States non-residential starts by six to twelve months. The United States non-residential construction industry is cyclical, with product demand based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. United States non-residential construction starts, as reported by Dodge, reached a historic low of 690 million square feet in our fiscal 2010 and increased to 1,389 million square feet in our fiscal 2022, which was above historical average levels.

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

Our results of operations are impacted by changes in commodity prices, primarily steel, copper and resin. Historically, we have not engaged in material hedging strategies for raw material purchases. Substantially all of the products we sell (such as steel conduit, tubing and framing, copper wiring in our cables, and PVC and HDPE conduit) are subject to price fluctuations because they are composed primarily of steel, copper or resin, industrial commodities that are subject to price volatility. This volatility can significantly affect our gross profit. We also watch the market trends of certain other commodities, such as zinc (used in the galvanization process for a number of our products), electricity, natural gas and diesel fuel, as such commodities can be important to us as they impact our cost of sales, both directly through our plant operations and indirectly through transportation and freight expense.

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

Interruptions in the proper functioning of our information technology (“IT”) systems and the IT systems of those with whom we do business, including from cybersecurity threats, could disrupt operations and cause unanticipated increases in costs or decreases in revenues, or both.

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

When the networks of our business partners are comprised, this also raises risks regarding payments and orders.

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

Certain of our customers, in particular buying groups representing consortia of independent electrical distributors, national electrical distributors, OEMs, data centers and medical center general contractors are material to our business, financial position, results of operations and cash flows because they account for a significant portion of our net sales. In fiscal 2022, although no single customer accounted for more than 10% of our net sales, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 38% of our net sales. Our percentage of sales to our major customers may increase if we are successful in our strategy of expanding the range of products which we sell to existing customers. In such an event, or in the event of any consolidation in certain segments we serve, including retailers selling building products, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. Our top customers may also be able to exert influences on us with respect to pricing, delivery, payment or other terms. Any termination of a business relationship with, or a significant sustained reduction in business received from, one or more of our largest customers could have a material adverse effect on our business, financial position, results of operations or cash flows.

The majority of our net sales are facilitated through the extension of credit to our customers, and a significant asset included in our working capital is accounts receivable from customers. As of September 30, 2022, one customer, CED National represented 10% of the Company’s accounts receivable, with no significant amounts past due. As of September 30, 2021, one customer, CED National represented 11% of the Company’s accounts receivable, with no significant amounts past due. See Note 17, “Segment Information” to the accompanying consolidated financial statements included elsewhere in this Annual Report. If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our business, financial position, results of operations or cash flows could be materially and adversely affected.

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

Widespread public health conditions including pandemics could have a material adverse impact on our business, financial position, results of operations and cash flows.

We continue to monitor developments related to the COVID-19 pandemic to assess its impact on our business. While we have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to the COVID-19 pandemic or any future pandemic and such measures may not adequately protect our business from the impact of such events. These impacts include disruptions or restrictions on our employees’ ability to work in proximity to others or even to travel to or for work, as well as temporary closures of our facilities or the facilities of our customers, suppliers and other constituents of our supply chain.

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

Climate change, and the regulatory and legislative developments related to climate change, may have a material adverse impact on our business and results of operations.

The potential physical impacts of climate change on our business operations are highly uncertain and differ in each geographic region where we operate. These impacts may include changes in weather patterns and increased weather intensity, water shortages, changing sea levels and changing temperatures. The impacts of climate change may materially and adversely impact the cost of production, insurance availability, and financial performance of our operations. Further, any impacts to our business and financial condition as a result of climate change are likely to occur over a sustained period of time and are therefore difficult to quantify with any degree of specificity. For example, extreme weather events may result in adverse physical effects on portions of our or others infrastructure, which could disrupt our supply chain and our customers and ultimately our business operations. In addition, disruption of transportation and distribution systems could result in reduced operational efficiency and customer service interruption. Climate-related events have the potential to disrupt our business, including the business of our suppliers and customers, and may cause us to experience higher attrition, and additional costs to resume operations.

Labor disputes, increased labor costs or work stoppages could adversely affect our operations and impair our financial performance.

As of September 30, 2022, approximately 18% of our domestic and international employees were represented with a collective bargaining agreement by labor unions. Work stoppages or production interruptions could occur at our facilities or our suppliers’ facilities. Such disputes may arise under existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress or for other reasons. Any amendments to existing collective bargaining agreements, or the implementation of new collective bargaining agreements, could result in increased labor costs.

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

We provide pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible United States employees. As of September 30, 2022, we estimated that our pension plans were overfunded by approximately $2.7 million, both of which are frozen and do not accrue any additional service cost. As such, the funded status is primarily impacted by the performance of the underlying assets supporting the plan and changes in interest rates or other factors, which may trigger additional cash contributions. Our pension obligations are calculated annually and are based on several assumptions, including then-prevailing conditions, which may change from year to year. If in any year our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

As of September 30, 2022, we had goodwill of $289.3 million, intangible assets of $382.7 million, and other long-lived assets of $461.3 million. Goodwill and indefinite-lived intangible assets are not amortized and are subject to impairment testing at least annually. Future events, such as declines in our cash flow projections or customer demand, may cause impairments of our goodwill or long-lived assets based on factors such as the price of our common stock, projected cash flows, assumptions used or other variables.

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

As of September 30, 2022, we employed approximately 5,000 total full-time equivalent employees, a significant percentage of whom work at our 47 manufacturing facilities. Our business involves complex manufacturing processes and there is a risk that an accident resulting in property damage, personal injury or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test such products under rigorous conditions, which could potentially result in injury or death. The outcome of any personal injury, wrongful death or other litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith or negative effects on employee morale, could have a negative effect on our business, financial position, results of operations or cash flows. In addition, any accident could result in manufacturing or product delays, which could negatively affect our business, financial position, results of operations or cash flows. See Item 8, “Financial Statements and Supplementary Data”.

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

Our business operates and serves customers in certain foreign countries, including Australia, Belgium, Canada, China, New Zealand, and the United Kingdom. There are certain risks inherent in doing business internationally, including economic volatility and sustained economic downturns, difficulties in enforcing contractual and intellectual property rights, currency exchange rate fluctuations and currency exchange controls, import or export restrictions, sanctions and changes in trade regulations, difficulties in developing, staffing, and simultaneously managing a number of foreign operations as a result of distance, issues related to occupational safety and adherence to local labor laws and regulations, potentially adverse tax developments, longer payment cycles, exposure to different legal standards, political or social unrest, including terrorism, risks related to government regulation and uncertain protection and enforcement of our intellectual property rights, the presence of corruption in certain countries and higher than anticipated costs of entry.

One or more of these factors could materially and adversely affect our business, financial position, results of operations or cash flows.

Changes in foreign laws and legal systems could materially impact our business.

Evolving foreign laws and legal systems, including those that occurred as a result of the United Kingdom’s withdrawal from the European Union (“Brexit”), may adversely affect global economic and market conditions and could contribute to volatility in the foreign exchange markets.

The United Kingdom left the E.U. on January 31, 2020. On May 1, 2021, the E.U.-U.K. Trade and Cooperation Agreement (the “TCA”) became effective. The TCA provides the United Kingdom and E.U. members with preferential access to each other’s markets, without tariffs or quotas on imported products between the jurisdictions, provided that certain rules of origin requirements are complied with. However, economic relations between the United Kingdom and the E.U. are now on more restricted terms than existed prior to Brexit. It is difficult to predict the severity of the impact of these changes on our United Kingdom and E.U. based operations. Goods moving between the United Kingdom and any member of the E.U. are subject to additional customs requirements and documentation checks, leading to possible higher transportation and regulatory costs, as well as delays at ports of entry and departure. Such delays could adversely impact elements of our supply chain and also our ability to meet customers’ delivery schedules. The United Kingdom has yet to determine which E.U. laws and regulations to replace or replicate and compliance with any amended or additional laws and regulations could increase our costs. To the extent that higher costs are incurred which cannot be passed on to our customers, this could decrease the profitability of our United Kingdom and E.U. operations.

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

As of September 30, 2022, we had approximately $771.4 million of total long-term consolidated indebtedness outstanding (including current portion) under AI and AII’s credit facilities (“Credit Facilities”), which consist of: (i) an asset-based credit facility (“ABL Credit Facility”); (ii) the new senior secured term loan facility (the “New Senior Secured Term Loan Facility”); and (iii) the 4.25% Senior Notes due 2031 (the “Senior Notes”). As of September 30, 2022, AII had $312.9 million of available borrowing capacity under the ABL Credit Facility and there were no outstanding borrowings (excluding $12.1 million of letters of credit issued under the facility). Our indebtedness could have important consequences for you. Because of our indebtedness:

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the credit agreements and indenture governing the Credit Facilities do not fully prohibit us or our subsidiaries from incurring additional debt. If our subsidiaries are in compliance with certain leverage or coverage ratios set forth in the agreements governing the Credit Facilities, they may be able to incur substantial additional indebtedness, which may increase the risks created by our current indebtedness. Subject to certain conditions and without the consent of the then existing lenders, the loans under the New Senior Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to $235.0 million, plus an additional amount not to exceed specified leverage or coverage ratios. In addition, subject to certain conditions and without the consent of the then existing lenders, the loans under the ABL Credit Facility may be expanded by up to $150 million, and the credit agreements governing the Credit Facilities allow for up to $50.0 million of second lien facilities. As of September 30, 2022, we had an additional $312.9 million in availability under the ABL Credit Facility.

Increases in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

A portion of our outstanding indebtedness bears interest or will bear interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially and adversely affect our business, financial position, results of operations or cash flows. As of September 30, 2022, each one percentage point change in interest rates would have resulted in a change of approximately $3.8 million in the annual interest expense on the New Senior Secured Term Loan Facility. As of September 30, 2022, assuming availability was fully utilized, each one percentage point change in interest rates would have resulted in a change of approximately $3.3 million in annual interest expense on the ABL Credit Facility. Additionally, if the ABL Credit Facility were fully utilized, the margin we pay on borrowings would increase by 0.5% from the current level and we would incur additional interest expense of $1.6 million. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our indebtedness, thereby affecting our profitability.

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

Both the ABL Credit Facility and Senior Secured Term Loan Facility contain provisions for an alternative base rate to LIBOR. As described in Note 13, “Debt” to the accompanying consolidated financial statements included elsewhere in this Annual Report, the ABL Credit Facility can alternatively bear interest under an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%. The Senior Secured Term Loan Facility can bear interest under an alternate base rate (with a floor of 1.50%) plus 1.00%. We expect to transition to the Secured Overnight Financing Rate (“SOFR”) as the alternative base rate for both instruments in fiscal 2023.

A lowering or withdrawal of the ratings, outlook or watch assigned to our indebtedness by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our Senior Secured Term Loan Facility is currently rated as investment grade while our ABL Credit Facility and the Senior Notes are currently rated as non-investment grade, and our overall corporate rating is non-investment grade. Any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook or watch, such as adverse changes to our business, so warrant. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.

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

The outstanding borrowings under the ABL Credit Facility are scheduled to mature on May 26, 2026, the New Senior Secured Term Loan Facility has a maturity date of May 26, 2028, and the Senior Notes mature on June 1, 2031. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our indebtedness. Market disruptions, as well as our indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

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
On November 16, 2021, the board of directors approved a share repurchase program for the repurchase of up to an aggregate amount of $400.0 million of the Company’s common stock over a two-year period. On April 6, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase of the Company’s outstanding stock of $800.0 million. On November 11, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase authorization of the Company’s outstanding stock of $1,300 million. We expect that share repurchases under the program will be funded with cash on hand. The amount and timing of share repurchases will be based on a variety of factors. Important factors that could cause the Company to limit, suspend or delay its share repurchases include unfavorable trading market conditions, the price of the Company’s common stock, the nature of other investment opportunities presented to us from time to time, the ability to obtain financing at attractive rates and the availability of U.S. cash. The share repurchase program does not obligate us to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA contains significant tax law changes, including a corporate alternative minimum tax of 15% on adjusted financial statement income, which if applicable for us would be effective beginning October 1, 2023, a 1% excise tax on stock repurchases after December 31, 2022, and various tax incentives which include, but are not limited to, credits related to the manufacturing of solar powered energy which will take effect January 1, 2023. We are currently evaluating this legislation and determining what impact it would have on our financial statements.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in owned premises at 16100 South Lathrop Avenue, Harvey, Illinois. We and our operating companies own and lease a variety of facilities, principally in the United States, for manufacturing, distribution and light assembly. Our manufacturing, distribution and assembly centers are strategically located to optimize route efficiency, market coverage and overhead. The following chart identifies the number of owned and leased facilities used by each of our reportable segments as of September 30, 2022. We believe that these facilities, when considered with our corporate headquarters, offices and warehouses are suitable and adequate to support the current needs of our business.

Reportable Segment	Owned Facilities	Leased Facilities
Electrical	15	41
Safety & Infrastructure	7	14

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

## Comparison of Cumulative Total Return

$600
$500
$400
$300
$200
$100
$0
10/2/17
12/29/17
3/29/18
6/29/18
9/28/18
12/28/18
3/29/19
6/28/19
9/30/19
12/27/19
3/27/20
6/26/20
9/30/20
12/24/20
3/26/21
6/25/21
9/30/21
12/23/21
3/25/22
6/24/22
9/30/22
Atkore Inc.
Peer Companies (Old)
S&P 600 SmallCap
Peer Companies (New)

** Assumes $100 invested on October 2, 2017 in stock or index, including reinvestment of dividends.

The following group of 10 public companies represents the Company's peer group:

•	Acuity Brands	•	Encore Wire Corporation
•	AZZ Inc.	•	Hubbell Incorporated Class B
•	Belden Inc.	•	Littelfuse, Inc.
•	Cornerstone Building Brands, Inc.	•	nVent Electric plc
•	Eaton Corp. Plc	•	Valmont Industries, Inc.

The Company has updated its peer group by adding Belden Inc., Encore Wire Corporation and Valmont Industries, Inc. and removing Schneider Electric SE, ABB Ltd. Sponsored ADR, and Legrand SA. The Company made these changes to its peer group to reflect companies in the Company’s industry more comparable in size to Atkore, based on market capitalization.

Holders

As of November 11, 2022, there was one stockholder of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Issuer Purchases of Equity Securities

The following table shows our share repurchase programs, on a trade date basis, for each of our fiscal months for the quarter ended September 30, 2022 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
June 25, 2022 to July 22, 2022	1,210	$85.27	1,210	$300,017
July 23, 2022 to August 26, 2022	—	$—	—	$300,017
August 27, 2022 - September 30, 2022	—	$—	—	$300,017
Total	1,210		1,210

(1) On November 16, 2021, the board of directors approved a share repurchase program, under which the Company may repurchase up to $400.0 million of its outstanding common stock. On April 6, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase of the Company’s outstanding common stock of up to $800.0 million. On November 11, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase authorization of the Company’s outstanding stock of $1,300 million. These share repurchase programs were funded from the Company's available cash balances. Under the share repurchase programs, the Company was not obligated to acquire any particular amount of common stock, and it may have been terminated at any time at the Company's discretion.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information, as of September 30, 2022, about the amount of common shares to be issued upon the exercise of outstanding options, performance share options (“PSUs”) and restricted stock units (“RSUs”) granted under the 2020 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (together, the “Omnibus Incentive Plan”).

	Equity Compensation Plan Information
(share amounts in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options	Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in (1))

Equity compensation plans approved by shareholders	1,288	$26.00	4,383
Equity compensation plans not approved by shareholders	—	—	—
Total	1,288	$26.00	4,383

(1) Includes 713 stock options, 313 PSUs and 262 RSUs granted to officers pursuant to the Omnibus Incentive Plan. Shares underlying RSUs and PSUs are deliverable without payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted-average exercise price of outstanding options. PSUs are reflected at the target level of performance. For a description of the Omnibus Incentive Plan, see Note 5, “Stock Incentive Plan” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities in fiscal 2022.

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

The following factors may affect our results of operations in any given period:

Economic Conditions. Our business depends on demand from customers across various end markets, including wholesale distributors, OEMs, retail distributors and general contractors. Our products are primarily used by trade contractors in the construction and renovation of non-residential structures such as commercial office buildings, healthcare facilities and manufacturing plants. In fiscal 2022, 91% of our net sales were to customers located in the United States. As a result, our business is heavily dependent on the health of the United States economy, in general, and on United States non-residential construction activity, in particular. A stronger United States economy and robust non-residential construction generally increase demand for our products. In fiscal 2022, our sales and cost of sales continued to be impacted by high prices of the raw materials used in our products. We generally sell our products on a spot basis and as such, were able to pass some of these increases on to our customers. Additionally, we participated in the broader economic recovery from the COVID-19 pandemic as our customers began to resume their operations at pre-pandemic levels of activity.

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

Additionally, central bank interest rate increases, inflation and the Russia-Ukraine conflict, are creating additional uncertainty in the global economy, generally, and in the markets in which we operate. COVID-19, the Russia-Ukraine conflict and other factors have had and will continue to have adverse effects on global supply chains, which may impact some aspects of our business. Furthermore, we are mindful of the effects that adverse weather, such as hurricanes, can have on our domestic supply chain.

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

Our acquisition strategy has focused primarily on growing market share by complementing our existing portfolio with synergistic products and expanding into end-markets that we have not previously served. In total, we have invested $376.1 million in acquisitions since 2020.

We expect to continue to pursue synergistic acquisitions as part of our growth strategy to expand our product offerings. See Note 3, “Acquisitions” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Foreign Currencies. In fiscal 2022, approximately 9% of our net sales came from customers located outside the United States, most of which were foreign currency sales denominated in British pounds sterling, European euros, Canadian dollars, Australian dollars, and New Zealand dollars. The functional currency of our operations outside the United States is generally the local currency. Assets and liabilities of our non-U.S. subsidiaries are translated into United States dollars using period-end exchange rates. Foreign revenue and expenses are translated at the monthly average exchange rates in effect during the period. Foreign currency translation adjustments are included as a component of other comprehensive income (loss) within our statements of comprehensive income. See “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

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
Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, loss on extinguishment of debt, restructuring charges, impairment charges, stock-based compensation, certain legal matters, transaction costs, gain on purchase of business, gain on sale of a business and other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, and realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives. See Note 17, “Segment Information” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

Results of Operations

Fiscal 2022 Compared to Fiscal 2021

The results of operations for the fiscal years ended September 30, 2022 and September 30, 2021 were as follows:

	Fiscal year ended
($ in thousands)	September 30, 2022	September 30, 2021	Change ($)	Change (%)
Net sales	$3,913,949	$2,928,014	$985,935	33.7%
Cost of sales	2,273,924	1,802,401	471,523	26.2%
Gross profit	1,640,025	1,125,613	514,412	45.7%
Selling, general and administrative	370,044	293,019	77,025	26.3%
Intangible asset amortization	36,176	33,644	2,532	7.5%
Operating income	1,233,805	798,950	434,855	54.4%
Interest expense, net	30,676	32,899	(2,223)	(6.8)%
Loss on extinguishment of debt	—	4,202	(4,202)	(100.0)%
Other income, net	(490)	(18,152)	17,662	(97.3)%
Income before income taxes	1,203,620	780,001	423,619	54.3%
Income tax expense	290,186	192,144	98,042	51.0%
Net income	$913,434	$587,857	$325,577	55.4%

Net sales

Change (%)
Volume	(3.2)%
Average selling prices	34.0%
Acquisitions	3.3%
Other	(0.4)%
Net sales	33.7%

Net sales for fiscal 2022 increased $985.9 million to $3,913.9 million, an increase of 33.7%, compared to $2,928.0 million for fiscal 2021. The increase in net sales is primarily attributed to increased average selling prices of $996.2 million which were mostly driven by the plastic pipe and conduit category within the Electrical segment and increased net sales of $96.4 million from companies acquired during fiscal 2021 and 2022. These increases are offset by decreased sales volume of $94.8 million across varying product categories within both the Electrical and the Safety & Infrastructure segments. Pricing for PVC products, as well as other products, has begun to decline from historic highs.

Cost of sales

Change (%)
Volume	(2.9)%
Average input costs	22.5%
Acquisitions	3.9%
Other	2.7%
Cost of sales	26.2%

Cost of sales increased $471.5 million, or 26.2%, to $2,273.9 million for fiscal 2022 compared to $1,802.4 million for fiscal 2021. The increase was primarily due to higher input costs of steel, copper and PVC resin of $405.5 million and recent acquisitions during fiscal 2021 and 2022 of $70.4 million partially offset by lower sales volume of $52.8 million across varying product categories within both the Electrical and the Safety & Infrastructure segments.

Selling, general and administrative

Selling, general and administrative expenses increased $77.0 million, or 26.3%, to $370.0 million for fiscal 2022 compared to $293.0 million for fiscal 2021. The increase was primarily due to higher sales commission expense of $21.1 million, increased general spending on business improvement initiatives of $29.8 million, higher variable compensation of $6.5 million, transaction costs of $2.6 million, and recent acquisitions in fiscal 2021 and 2022 of $7.4 million. The remaining increase of $9.6 million is spread across a variety of other spend categories.

Intangible asset amortization

Intangible asset amortization expense increased $2.5 million, or 7.5%, to $36.2 million for fiscal 2022 compared to $33.6 million for fiscal 2021. The increase in intangible asset amortization is primarily driven by the acquisition of definite-lived intangible assets in fiscal 2022.

Interest expense, net

Interest expense, net, decreased $2.2 million, or 6.8% to $30.7 million for fiscal 2022, compared to $32.9 million for fiscal 2021. The decrease is primarily due to debt refinancing and principal prepayments in the second half of 2021 resulting in a lower average principal balance in fiscal 2022 from which interest expense was derived.

Other income, net

Other income, net decreased $17.7 million to income of $0.5 million for fiscal 2022, compared to income of $18.2 million for fiscal 2021. The decrease was primarily due to a $15.5 million business interruption insurance recovery from a flood at one of the Company’s manufacturing facilities recognized in fiscal 2021. See Note 15, “Commitments and Contingencies” and Note 6, “Other Income, net” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Income tax expense

Income tax expense increased $98.0 million to $290.2 million, compared to $192.1 million for fiscal 2021. The Company's income tax rate decreased to 24.1% for fiscal 2022, compared to 24.6% for fiscal 2021. The increase in income tax expense is due to higher income before taxes, while the decrease in effective tax rate was primarily due to a decrease in state income taxes. See Note 7, “Income Taxes” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Segment results

Electrical

	Fiscal year ended
($ in thousands)	September 30, 2022	September 30, 2021	Change ($)	Change (%)
Net sales	$3,013,755	$2,233,299	$780,456	34.9%
Adjusted EBITDA	1,273,410	873,868	399,542	45.7%
Adjusted EBITDA Margin	42.3%	39.1%

Net sales

Change (%)
Volume	(3.1)%
Average selling prices	35.2%
Acquisitions	3.5%
Other	(0.7)%
Net sales	34.9%

Net sales increased by $780.5 million, or 34.9%, to $3,013.8 million for fiscal 2022 compared to $2,233.3 million for fiscal 2021. The increase in net sales is primarily attributed to increased average selling prices of $788.8 million which were mostly driven by the plastic pipe and conduit category and increased net sales of $78.0 million from companies acquired during fiscal 2021 and 2022. These increases were partially offset by decreased sales volume of $67.4 million. Pricing for PVC products, as well as other products, has begun to decline from historic highs.

Adjusted EBITDA

Adjusted EBITDA increased $399.5 million, or 45.7%, to $1,273.4 million for fiscal 2022 compared to $873.9 million for fiscal 2021. The increase in Adjusted EBITDA was largely due to the increase in average selling prices and acquisitions offset by volume declines as discussed above.

Safety & Infrastructure

	Fiscal year ended
($ in thousands)	September 30, 2022	September 30, 2021	Change ($)	Change (%)
Net sales	$900,588	$698,320	$202,268	29.0%
Adjusted EBITDA	$138,390	$81,827	$56,563	69.1%
Adjusted EBITDA Margin	15.4%	11.7%

Net sales

Change (%)
Volume	(4.1)%
Average selling prices	29.9%
Other	3.2%
Net sales	29.0%

Net sales increased $202.3 million, or 29.0%, to $900.6 million for fiscal 2022 compared to $698.3 million for fiscal 2021. The increase is primarily attributed to increased average selling prices of $207.4 million and increased net sales of $18.4 million from companies acquired during fiscal 2022, partially offset by lower volumes of $27.3 million across various steel product categories.

Adjusted EBITDA

Adjusted EBITDA increased $56.6 million, or 69.1%, to $138.4 million for fiscal 2022 compared to $81.8 million for fiscal 2021. The Adjusted EBITDA increase was primarily due to the increase in average selling prices and acquisitions, offset by volume declines as discussed above.

Fiscal 2021 Compared to Fiscal 2020

The results of operations for the fiscal years ended September 30, 2021 and September 30, 2020 were as follows:

	Fiscal year ended
($ in thousands)	September 30, 2021	September 30, 2020	Change ($)	Change (%)
Net sales	$2,928,014	$1,765,421	$1,162,593	65.9%
Cost of sales	1,802,401	1,274,107	528,294	41.5%
Gross profit	1,125,613	491,314	634,299	129.1%
Selling, general and administrative	293,019	219,496	73,523	33.5%
Intangible asset amortization	33,644	32,262	1,382	4.3%
Operating income	798,950	239,556	559,394	233.5%
Interest expense, net	32,899	40,062	(7,163)	(17.9)%
Loss on extinguishment of debt	4,202	273	3,929	1,439.2%
Other income, net	(18,152)	(2,777)	(15,375)	553.7%
Income before income taxes	780,001	201,998	578,003	286.1%
Income tax expense	192,144	49,696	$142,448	286.6%
Net income	$587,857	$152,302	$435,555	286.0%

Net sales

Change (%)
Volume	5.0%
Average selling prices	55.4%
Foreign exchange	1.0%
Acquisitions	4.5%
Net sales	65.9%

Net sales for fiscal 2021 increased $1,162.6 million to $2,928.0 million, an increase of 65.9%, compared to $1,765.4 million for fiscal 2020. The increase in net sales is primarily attributed to increased average selling prices of $977.9 million, which were mostly driven by the plastic pipe and conduit category within the Electrical segment and increased net sales of $79.1 million due to the acquisitions of Queen City Plastics and FRE Composites Group. Pricing for PVC products, as well as other parts of the business, are expected to return to more normal historical levels over time, but that time is uncertain. The increase in net sales was also driven by an increase in sales volume of $88.4 million across the majority of product categories within both the Electrical and the Safety & Infrastructure segments.

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

Selling, general and administrative

Selling, general and administrative expenses increased $73.5 million, or 33.5%, to $293.0 million for fiscal 2021 compared to $219.5 million for fiscal 2020. The increase was primarily due to higher variable compensation of $24.1 million, higher sales commission expense of $22.4 million, increased general spending on business improvement initiatives of $10.8 million, the acquisitions of Queen City Plastics and the FRE Composites Group of $5.4 million, and higher stock compensation expense of $3.5 million partially offset by productivity efficiencies of $4.1 million. The majority of the remaining increase was primarily driven by the tight controls on expenditures put into place in fiscal 2020 at the onset of the COVID-19 pandemic.

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

Other income, net

Other income, net increased $15.4 million to $18.2 million for fiscal 2021, compared to income of $2.8 million for fiscal 2020. The increase was primarily due to a $15.5 million business interruption insurance recovery from a flood at one of the Company’s manufacturing facilities. See Note 15, “Commitments and Contingencies” and Note 6, “Other Income, net” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

Net sales increased by $962.8 million, or 75.8%, to $2,233.3 million for fiscal 2021 compared to $1,270.5 million for fiscal 2020. The increase in net sales is primarily attributed to increased average selling prices of $817.4 million, which were mostly driven by the plastic pipe and conduit and the metal electrical conduit and fittings product categories, increased sales volume across most product categories and increased net sales of $78.8 million from the acquisitions of Queen City Plastics and FRE Composites Group.

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

Liquidity and Capital Resources

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $388.8 million as of September 30, 2022, of which $67.3 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company's intention to permanently reinvest such income were to change and cash was repatriated to the United States. Our cash and cash equivalents decreased $187.5 million from September 30, 2021, primarily due to acquisitions, capital expenditures and share repurchases and partially offset by cash provided from operating activities.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund our operational needs. As of September 30, 2022, there were no outstanding borrowings under the ABL Credit Facility (excluding $12.1 million of standby letters of credit issued under the ABL Credit Facility). The borrowing base was estimated to be $325.0 million and approximately $312.9 million was available under the ABL Credit Facility as of September 30, 2022.

Our use of cash may fluctuate during the year and from year to year due to differences in demand and changes in economic conditions primarily related to the prices of commodities we purchase.

Capital expenditures have historically been necessary to expand and update the production capacity and improve the productivity of our manufacturing operations and IT initiatives aimed to facilitate the ease of doing business with Atkore. During fiscal 2022, we made an investment of $24.4 million in new mills for our Hobart, Indiana facility. Additionally, we purchased new land and buildings for $34.2 million in Dallas, Texas to expand our operations.

We have purchase commitments of $175.3 million and $4.7 million for the years 2022 and 2023, which represent purchases of raw materials in the normal course of business for which all significant terms have been confirmed.

As of September 30, 2022, we had $5.5 million of income tax liability, gross unrecognized tax benefits of $1.0 million and gross interest and penalties of $0.1 million. Of these amounts, $1.0 million is classified as a non-current liability in the consolidated balance sheet.

The projected company pension contribution for fiscal 2023 is $0.2 million.

Servicing of our existing debt instruments includes the following estimated cash outflows:

($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Senior Notes due June 2031	$—	$—	$—	$400,000	$400,000
New Senior Secured Term Loan Facility Due May 2028	—	—	—	$371,381	$371,381
Interest payments (a)	45,198	90,002	80,013	81,389	296,602
Total	$45,198	$90,002	$80,013	$852,770	$1,067,983

(a) Interest expense is estimated based on outstanding loan balances assuming principal payments are made according to the payment schedule and interest rates as of September 30, 2022 (4.25% for the Senior Notes, between 6.0% and 7.9% for the New Senior Secured Term Loan Facility).

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

Cash Flows

The table below summarizes cash flow information derived from our statements of cash flows for the fiscal years ended September 30, 2022 and September 30, 2021.

	Fiscal year ended
(in thousands)	September 30, 2022	September 30, 2021	Change ($)	Change (%)
Cash flows provided by (used in):
Operating activities	$786,835	$572,902	$213,933	37.3%
Investing activities	(442,802)	(97,961)	(344,841)	352.0%
Financing activities	(524,206)	(184,456)	(339,750)	184.2%

Operating activities

During fiscal 2022, operating activities provided $786.8 million of cash, compared to $572.9 million during fiscal year 2021. The $213.9 million increase was primarily driven by improved operating income of $434.9 million year over year and was partially offset by increased tax impacts of $224.8 million, with cash used in working capital relatively flat year over year.

Investing activities

During fiscal 2022, we used $442.8 million of cash for investing activities compared to $98.0 million during fiscal 2021. The $344.8 million increase in cash used by investing activities was primarily driven by $264.6 million in increased cash used for acquisitions in fiscal 2022 over the prior year as well as increased capital expenditures of $71.3 million, which includes the purchase of facilities in Dallas, Texas.

Financing Activities

During fiscal 2022, we used $524.2 million for financing activities compared to $184.5 million during fiscal 2021. Cash used for financing activities during fiscal 2022 was primarily driven by repurchases of shares of $500.2 million as compared to $135.1 million of share repurchases in fiscal 2021.

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

Critical Accounting Estimates

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

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed, including amounts attributable to noncontrolling interests, are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when market value is not readily available. For intangible assets acquired in a business combination, we typically use the income method. Significant estimates in valuing certain intangible assets include, but are not limited to, the amount and timing of future cash flows, growth rates, discount rates and useful lives. The excess of the purchase price over fair values of identifiable assets and liabilities is recorded as goodwill.

Indefinite-Lived Intangible Assets and Goodwill Impairments

Goodwill and other intangible assets primarily result from business combinations. The Company assesses the recoverability of goodwill and indefinite-lived trade names on an annual basis in accordance with Accounting Standards Codification (“ASC”) 350 “Intangibles - Goodwill and Other.” The measurement date is the first day of the fourth fiscal quarter, or more frequently, if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or the respective indefinite-lived trade name is less than the carrying value. The Company can elect to perform a quantitative or qualitative test of impairment.

For fiscal 2022, 2021 and 2020 the Company performed a quantitative impairment assessment for goodwill. The Company calculated the fair value of its six reporting units considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) the comparable transaction method.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance.  The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and EBITDA margins, as well as the perceived risk associated with those forecasts. Fair value under the guideline public company method is determined for each reporting unit by applying market multiples for comparable public companies to the reporting unit’s financial results. Fair value under the comparable transaction method is determined based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the guideline public company method and the comparable transaction method calculations are the assumptions used in determining the reporting unit's comparable public companies, comparable transactions and the selection of the market multiples.

The Company did not record any goodwill impairments in fiscal 2022, 2021 or 2020. As of September 30, 2022, the fair values of the reporting units exceeded their respective carrying amount by 10% or more. A 10% decrease in the discounted cash flows utilized in quantitative impairment assessment for each of the reporting units would not have changed our determination that the fair value of each reporting unit was in excess of its carrying value.

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

During fiscal year 2022, 2021, and 2020 the results indicated all indefinite-lived intangible assets had significant excess of fair value over the carrying value. A reasonably possible change in the estimated revenues associated with the indefinite-lived intangible assets, selected royalty rates or the residual growth rate would not result in an impairment of any of these assets.

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

Interest Rate Risk

The Credit Facilities, excluding our Senior Notes, bear interest at a floating rate. The ABL Credit Facility currently bears interest at a floating rate of LIBOR plus an applicable margin.  The Senior Secured Term Loan Facility currently bears interest at the greater of LIBOR or 1.00% plus an applicable margin. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the New Senior Secured Term Loan, which were $373.0 million at September 30, 2022. As of September 30, 2022,

LIBOR exceeded 1.00%; therefore, each one percentage point change in interest rates would result in an approximately $3.8 million change in the annual interest expense on our Senior Secured Term Loan Facility. As of September 30, 2022, assuming availability was fully utilized, each one percentage point change in interest rates would result in an approximately $3.3 million change in annual interest expense on the ABL Credit Facility. Additionally, if the ABL Credit Facility were fully utilized, the margin we pay on borrowings would increase by 0.5% from the current level and we would incur additional interest expense of $1.6 million.

Both the ABL Credit Facility and Senior Secured Term Loan Facility contain provisions for an alternative base rate to LIBOR. As described in Note 13, “Debt” to the accompanying consolidated financial statements included elsewhere in this Annual Report, the ABL Credit Facility can alternatively bear interest under an alternate base rate plus an applicable margin ranging from 0.25% to 0.75%. The Senior Secured Term Loan Facility can bear interest under an alternate base rate (with a floor of 1.50%) plus 1.00%. We expect to transition to SOFR as the alternative base rate for both instruments in fiscal 2023.

Credit Risk

We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base. In fiscal 2022, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 38% of our net sales. However, no single customer comprised more than 10% of our consolidated net sales in fiscal 2022, 2021 or 2020. As of September 30, 2022, one customer, CED National represented 10% of the Company’s accounts receivable, with no significant amounts past due. As of September 30, 2021, one customer, CED National represented 11% of the Company’s accounts receivable, with no significant amounts past due. See Note 17, “Segment Information” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

Foreign Currency Risk

Because we conduct our business on an international basis in multiple currencies, we may be adversely affected by foreign exchange rate fluctuations. Although we report financial results in United States dollars, approximately 9% of our net sales and expenses are denominated in currencies other than the United States dollar, particularly British pounds sterling, European euros, Canadian dollars, Australian dollars, and New Zealand dollars. Fluctuations in exchange rates could therefore significantly affect our reported results from period to period as we translate results in local currencies into United States dollars. With the exception of certain foreign denominated intercompany loans, we generally do not use derivative instruments to hedge translation risks in the ordinary course of business, including the risk related to earnings of foreign subsidiaries. Due to limited cross border transactions, we do not experience material foreign exchange transactional gains or losses.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Atkore Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atkore Inc. and subsidiaries (the "Company") as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' equity, for each of the three years in the period ended September 30, 2022, and the related notes and the schedules listed in the Index at Part IV, Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

United Poly Systems, LLC (“United Poly”) - Acquisitions - Refer to Note 3 to the financial statements

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, the Company completed multiple acquisitions for total consideration of $332.9 million in the year ended September 30, 2022. These acquisitions were accounted for as business combinations. The Company allocated the purchase price of its acquisitions to the assets acquired and liabilities assumed based upon their respective fair values at acquisition data utilizing management estimates and input from an independent third-party valuation firm to assist in determining these fair values. The purchase price allocation of all acquisitions during the year ended September 30, 2022 resulted in identifiable intangible assets of $183.2 million, of which $111.7 million related to the customer relationships acquired in connection with the acquisition of United Poly. Management estimated the fair value of the United Poly customer relationships using the multi-period excess earnings discounted cash flow method. The fair value determination of this intangible asset required management to make significant estimates and assumptions related to business and valuation assumptions, related to the revenue growth rate, profit margins, the discount rate, and the customer attrition rate.

We identified management’s estimate of the fair value of the acquired United Poly customer relationships as a critical audit matter because of the significant judgments made by management to estimate the fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate management’s assumptions related to the revenue growth rate, profit margins, discount rate, and the customer attrition rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue growth rate, profit margins, discount rate, and the customer attrition rate to estimate the fair value of this intangible asset included the following, among others:

•We tested the design and operating effectiveness of controls over management’s determination of the fair value of the acquired customer relationship intangible asset, including those over the revenue growth rate, profit margins, discount rate, and the customer attrition rate.

•We assessed the reasonableness of management’s selection of the revenue growth rate and profit margins, by comparing the projections to historical results, and certain industry and market trends, and the reasonableness of the customer attrition rate by comparing to historical results.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate and customer attrition rate, by:

◦Assessing the appropriateness of the methodology used to determine the discount rate and customer attrition rate.

◦Testing the source information underlying the determination of the discount rate.

◦Testing the mathematical accuracy of the discount rate and customer attrition rate calculations.

◦Developing a range of independent estimates of the discount rate, and comparing the discount rate selected by management to the range of independent estimates.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 18, 2022

We have served as the Company’s auditor since 2011.

ATKORE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Fiscal Year Ended
(in thousands, except per share data)	Note	September 30, 2022	September 30, 2021	September 30, 2020
Net sales		$3,913,949	$2,928,014	$1,765,421
Cost of sales		2,273,924	1,802,401	1,274,107
Gross profit		1,640,025	1,125,613	491,314
Selling, general and administrative		370,044	293,019	219,496
Intangible asset amortization	12	36,176	33,644	32,262
Operating income		1,233,805	798,950	239,556
Interest expense, net		30,676	32,899	40,062
Loss on extinguishment of debt	13	—	4,202	273
Other income, net	6	(490)	(18,152)	(2,777)
Income before income taxes		1,203,620	780,001	201,998
Income tax expense	7	290,186	192,144	49,696
Net income		$913,434	$587,857	$152,302

Net income per share
Basic	8	$20.56	$12.38	$3.15
Diluted	8	$20.30	$12.19	$3.10
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Fiscal Year Ended
(in thousands)	Note	September 30, 2022	September 30, 2021	September 30, 2020
Net income		$913,434	$587,857	$152,302
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment		(23,943)	2,385	6,087
Change in unrecognized (loss) income related to pension benefit plans		2,523	11,443	(6,943)
Total other comprehensive (loss) income	9	(21,420)	13,828	(856)
Comprehensive income		$892,014	$601,685	$151,446
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	Note	September 30, 2022	September 30, 2021
Assets
Current Assets:
Cash and cash equivalents		$388,751	$576,289
Accounts receivable, less allowance for current and expected credit losses of $2,544 and $2,510, respectively		528,904	524,926
Inventories, net	10	454,511	285,989
Prepaid expenses and other current assets		80,654	34,248
Total current assets		1,452,820	1,421,452
Property, plant and equipment, net	11	390,220	275,622
Intangible assets, net	12	382,706	241,204
Goodwill	12	289,330	199,048
Right-of-use assets, net	2	71,035	41,113
Deferred income taxes	7	9,409	29,693
Other long-term assets		3,476	1,967
Total Assets		$2,598,996	$2,210,099
Liabilities and Equity
Current Liabilities:
Accounts payable		$244,100	$243,164
Income tax payable		5,521	72,953
Accrued compensation and employee benefits		61,273	57,437
Customer liabilities	1	99,447	80,324
Lease obligations	2	13,789	11,785
Other current liabilities		77,781	59,273
Total current liabilities		501,911	524,936
Long-term debt	13	760,537	758,386
Long-term lease obligations	2	57,975	30,236
Deferred income taxes	7	15,640	16,746
Other long-term liabilities		13,146	15,059
Total Liabilities		1,349,209	1,345,363
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 41,351,350 and 45,997,159 shares issued and outstanding, respectively		415	461
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		500,117	506,921
Retained earnings		801,981	388,660
Accumulated other comprehensive loss	9	(50,146)	(28,726)
Total Equity		1,249,787	864,736
Total Liabilities and Equity		$2,598,996	$2,210,099
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Fiscal year ended
(in thousands)	Note	September 30, 2022	September 30, 2021	September 30, 2020
Operating activities
Net income		$913,434	$587,857	$152,302
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization		84,415	78,557	74,470
Amortization of debt issuance costs and original issue discount		2,151	2,497	1,876
Deferred income taxes	7	3,054	(43,306)	4,483
Loss on extinguishment of debt	13	—	4,202	273
Provision for losses on accounts receivable and inventory		10,235	645	5,014
Stock-based compensation expense	5	17,245	17,047	13,064
Amortization of right-of-use assets	2	13,916	14,515	14,803
Other adjustments to net income		4,850	(208)	2,157
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		17,749	(219,659)	16,920
Inventories		(160,980)	(81,544)	24,642
Prepaid expenses and other current assets		(21,718)	(6,462)	(11,164)
Accounts payable		(28,968)	98,444	(5,835)
Income taxes		(92,802)	80,291	(6,261)
Accrued and other liabilities		27,198	63,459	(32,942)
Other, net		(2,944)	(23,433)	(5,040)
Net cash provided by operating activities		786,835	572,902	248,762
Investing activities
Capital expenditures		(135,776)	(64,474)	(33,770)
Insurance proceeds for properties, plant and equipment		—	9,627	2,337
Proceeds from sale of properties, plant and equipment		779	81	3,920
Acquisitions of businesses, net of cash acquired	3	(307,805)	(43,195)	—
Net cash used for investing activities		(442,802)	(97,961)	(27,513)
Financing activities
Repayments of short-term debt	13	—	(4,000)	—
Issuance of long-term debt	13	—	798,000	—
Repayments of long-term debt	13	—	(835,120)	(40,000)
Issuance of common stock, net of taxes withheld	5	(24,045)	2,660	(2,972)
Repurchase of common stock		(500,161)	(135,066)	(15,011)
Payments for debt financing costs and fees	13	—	(10,930)	(3,204)
Other, net		—	—	8
Net cash used for financing activities		(524,206)	(184,456)	(61,179)
Effects of foreign exchange rate changes on cash and cash equivalents		(7,365)	1,333	986
Increase (decrease) in cash and cash equivalents		(187,538)	291,818	161,056
Cash and cash equivalents at beginning of period		576,289	284,471	123,415
Cash and cash equivalents at end of period		$388,751	$576,289	$284,471

		Fiscal year ended
(in thousands)	Note	September 30, 2022	September 30, 2021	September 30, 2020

Supplementary Cash Flow information
Interest paid		$30,529	$23,726	$38,791
Income taxes paid, net of refunds		379,769	155,114	50,993
Capital expenditures, not yet paid		8,653	1,094	1,278
Acquisitions of businesses, not yet paid		12,628	—	—
Operating cash flows from cash paid on operating lease liabilities		12,549	13,035	12,939
Operating lease right-of-use assets obtained in exchange for lease liabilities		38,794	13,538	15,278
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three year period ended September 30, 2022

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2019	46,955	$471	$(2,580)	$477,139	$(200,396)	$(41,698)	$232,936
Net income	—	—	—	—	152,302	—	152,302
Other comprehensive loss	—	—	—	—	—	$(856)	(856)
ASU 2016-02 modified retrospective adoption					(1,053)	—	(1,053)
Stock-based compensation	—	—	—	13,064	—	—	13,064
Issuance of common stock, net of shares withheld for tax	846	8	—	(2,980)	—	—	(2,972)
Repurchase of common stock	(394)	(4)	—	—	(15,007)	—	(15,011)
Balance as of September 30, 2020	47,407	475	(2,580)	487,223	(64,154)	(42,554)	378,410
Net income	—	—	—	—	587,857	—	587,857
Other comprehensive loss	—	—	—	—	—	13,828	13,828
Stock-based compensation	—	—	—	17,047	—	—	17,047
Issuance of common stock, net of shares withheld for tax	918	9	—	2,651	—	—	2,660
Repurchase of common stock	(2,328)	(23)	—	—	(135,043)	—	(135,066)
Balance as of September 30, 2021	45,997	461	(2,580)	506,921	388,660	(28,726)	864,736
Net income	—	—	—	—	913,434	—	913,434
Other comprehensive loss	—	—	—	—	—	(21,420)	(21,420)
Stock-based compensation	—	—	—	17,245	—	—	17,245
Issuance of common stock, net of shares withheld for tax	434	4	—	(24,049)	—	—	(24,045)
Repurchase of common stock	(5,080)	(51)	—	—	(500,113)	—	(500,161)
Balance as of September 30, 2022	41,351	$415	$(2,580)	$500,117	$801,981	$(50,146)	$1,249,787

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

On November 16, 2021, the board of directors approved a share repurchase program, under which the Company may repurchase up to $400 million of its outstanding common stock. On April 26, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase of the Company’s outstanding common stock of up to $800.0 million. As of September 30, 2022, $300.0 million of repurchases remained available under the plan.

On November 11, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase authorization of the Company’s outstanding stock of $1,300 million.

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

The Company has certain arrangements that require it to estimate at the time of sale the amounts of variable consideration that should not be recorded as revenue as certain amounts are not expected to be collected from customers, as well as an estimate of the value of products to be returned. The Company principally relies on historical experience, specific customer agreements, and anticipated future trends to estimate these amounts at the time of sale and to reduce the transaction price. These arrangements include sales discounts and allowances, volume rebates, and returned goods. The Company records its obligations related to these items within the Customer Liabilities line on the balance sheet.

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

Business Combinations — The Company accounts for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed, including amounts attributable to noncontrolling interests, are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when market value is not readily available. For intangible assets acquired in a business combination, the Company typically use the income method. Significant estimates in valuing certain intangible assets include, but are not limited to, the amount and timing of future cash flows, growth rates, discount rates and useful lives. The excess of the purchase price over fair values of identifiable assets and liabilities is recorded as goodwill.

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

The Company also considers potential impairment indicators associated with other finite-lived intangible assets, including its customer relationships, patents, and non-compete agreements. An impairment is recognized if the carrying value of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The Company's key customers are primarily wholesale and national distributors. The terms of these relationships are based on purchase orders and are not contractually based. Customer relationships are amortized on a straight-line basis over their useful lives, ranging from 6 to 14 years. The Company evaluates the appropriateness of remaining useful lives based on customer attrition rates. Other intangible assets are amortized on a straight-lined basis over their estimated useful lives, ranging from 1 to 20 years. The Company did not have a triggering event during fiscal 2022, 2021 and 2020.

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

For fiscal 2022, 2021, and 2020 the Company performed a quantitative impairment assessment for goodwill. The Company calculated the fair value of its six reporting units considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) the comparable transaction method.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance.  The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and EBITDA margins, as well as the perceived risk associated with those forecasts. Fair value under the guideline public company method is determined for each reporting unit by applying market multiples for comparable public companies to the reporting unit’s financial results. Fair value under the comparable transaction method is determined based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the guideline public company method and the comparable transaction method calculations are the assumptions used in determining the reporting unit's comparable public companies, comparable transactions and the selection of the market multiples.

The Company did not record any goodwill impairments in fiscal 2022, 2021, and 2020.

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

The Company did not record any indefinite-lived asset impairments in fiscal 2022, 2021, and 2020.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA contains significant tax law changes, including a corporate alternative minimum tax of 15% on adjusted financial statement income, which if applicable for the Company would be effective beginning October 1, 2023, a 1% excise tax on stock repurchases after December 31, 2022, and various tax incentives which include, but are not limited to, credits related to the manufacturing of equipment used in solar powered energy which will take effect January 1, 2023. The Company is currently evaluating this legislation and determining what impact it would have on the Company’s financial statements.

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

Leases

(in thousands)	September 30, 2022	September 30, 2021
Assets
Operating lease assets	$68,715	$38,569
Finance lease assets	5,209	4,966
Right-of-use assets, at cost	$73,924	$43,535
Less: accumulated amortization	(2,889)	(2,422)
Right-of-use assets, net	$71,035	$41,113

Liabilities
Current liabilities:
Current portion of operating lease liabilities	$12,777	$10,873
Current portion of finance lease liabilities	1,012	912
Current lease obligations	$13,789	$11,785

Noncurrent liabilities:
Operating lease liabilities	$56,601	$28,434
Finance lease liabilities	1,374	1,802
Long-term lease obligations	$57,975	$30,236
Total lease obligations	$71,764	$42,021

Lease Cost

The following table summarizes lease costs by type of cost for the fiscal year ended September 30, 2022, and the fiscal year ended September 30, 2021. In the consolidated statements of operations, cost of sales and selling, general and administrative expenses included lease costs of $15,583 and $3,732 for the fiscal year ended September 30, 2022 and $14,536 and $2,781 for the fiscal year end September 30, 2021.

	Fiscal year ended
(in thousands)	September 30, 2022	September 30, 2021
Amortization of right-of-use assets	$13,916	$14,515
Interest on lease liabilities	71	49
Variable lease costs	2,471	938
Short term lease costs	2,857	1,815
Total lease costs	$19,315	$17,317

Maturity of Lease Liabilities

The Company's maturity analysis of its lease liabilities as of September 30, 2022 is as follows:

(in thousands)	Financing Leases	Operating Leases
2023	$1,068	$15,259
2024	796	13,651
2025	443	11,023
2026	241	9,416
2027	23	7,769
2028 and after	—	19,277
Total lease payments	$2,571	$76,395
Less: Interest	(185)	(7,017)
Present value of lease liabilities	$2,386	$69,378

Lease Term and Discount Rate

	Fiscal year ended
	September 30, 2022	September 30, 2021
Weighted-average remaining lease term (years)
Operating leases	8.1	5.2
Finance leases	2.7	3.3

Weighted-average discount rate
Operating leases	4.5%	4.0%
Finance leases	3.0%	2.5%

3. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers. The Company had no acquisitions in fiscal 2020.

Fiscal 2022

On August 31, 2022, Atkore International Inc., and Atkore HDPE, LLC, wholly-owned subsidiaries of the Company, acquired the outstanding stock of two separate, but related, companies doing business as Cascade Poly Pipe & Conduit (“Cascade”) and Northwest Polymers, for a total purchase price of $62,100, of which $52,738 was paid at closing and an additional purchase price payable of $9,362 was accrued. Cascade is a manufacturer specializing in smooth wall HDPE conduit made from recycled materials, primarily serving the telecommunications, utility and datacom markets. Northwest Polymers is a leading recycler of PVC, HDPE and other plastics and a strategic supply partner to Cascade and other manufacturers. The purchase price allocation has not been finalized as the Company is finalizing working capital, inventory, intangible assets, deferred tax assets and liabilities and fixed asset fair values.

On June 22, 2022, Atkore International Inc., a wholly-owned subsidiary of the Company acquired all of the outstanding stock of United Poly Systems, LLC (“United Poly”), for a purchase price of $227,234. United Poly is a manufacturer of high density polyethylene (“HDPE”) pressure pipe and conduit, primarily serving the telecommunications, water infrastructure, renewables and energy markets. The purchase price allocation has not been finalized as the Company is finalizing inventory, intangible assets, deferred tax assets and liabilities fair values.

On May 19, 2022, Allied Tube and Conduit Corporation, wholly-owned subsidiary of the Company acquired the assets of Talon Products, LLC (“Talon”), for a purchase price of $4,193. Included in Talon’s purchase price is a purchase price payable of $402. Talon is a manufacturer of non-metallic, injection molded cable cleats, primarily serving the power distribution markets. The Company finalized the purchase price allocation of Talon in the fourth quarter of fiscal 2022.

On December 21, 2021, Atkore HDPE, LLC and Allied Tube and Conduit Corporation, wholly-owned subsidiaries of the Company, acquired the assets of Four Star Industries LLC (“Four Star”), for a purchase price of $23,195. Four Star is a manufacturer of HDPE conduit, primarily serving the telecommunications, utility, infrastructure and datacom markets. The Company finalized the purchase price allocation of Four Star in the third quarter of fiscal 2022.

On December 20, 2021, Columbia-MBF Inc., a wholly-owned subsidiary of the Company acquired all of the outstanding stock of Sasco Tubes & Roll Forming Inc. (“Sasco”), for a purchase price of $16,184, of which $13,320 was paid at closing and an additional purchase price payable of $2,864 was accrued. Sasco is a Canadian manufacturer of metal framing and related products serving the electrical, mechanical, construction and solar industries. The Company finalized the purchase price allocation of Sasco in the third quarter of fiscal 2022.

The acquisitions in fiscal 2022 were funded using cash-on-hand. The Company incurred approximately $3,424 in acquisition-related expenses for these acquisitions, which were recorded as a component of selling, general and administrative expenses.

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their fair values. The following table summarizes the Level 3 fair values assigned to the net assets acquired and liabilities assumed as of the acquisition date for fiscal 2022:

(in thousands)	United Poly	Other	Total
Fair value of consideration transferred:
Cash consideration	$227,234	$93,044	$320,278
Purchase price payable	—	12,628	12,628
Working Capital Adjustment	—	—	—
Total consideration transferred	$227,234	$105,672	$332,906
Fair value of assets acquired and liabilities assumed:
Cash	11,639	126	11,765
Accounts receivable	23,679	9,291	32,970
Inventories	13,455	8,111	21,566
Intangible assets	128,840	54,330	183,170
Fixed assets	13,648	8,533	22,181
Accounts payable	(11,940)	(5,086)	(17,026)
Income taxes	(15,542)	(2,075)	(17,617)
Other	(1,742)	244	(1,498)
Net assets acquired	162,037	73,474	235,511
Excess purchase price attributed to goodwill acquired	$65,197	$32,198	$97,395

The Company estimates $31.1 million of the goodwill recognized by the fiscal 2022 acquisitions is deductible for tax purposes, $11.7 million that relates to United Poly and $19.4 million that relates to Cascade and Northwest Polymer. The Company estimates Goodwill recognized from the acquisitions in fiscal 2022 consists largely of the synergies and economies of scale from integrating this company with existing businesses.

The following table summarizes the fair value of intangible assets as of the acquisition date:

	United Poly		Other
(in thousands)	Fair Value	Weighted Average Useful Life (Years)	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$111,700	11	$50,020	9
Other	17,140	8	4,310	8
Total intangible assets	$128,840		$54,330

The following table presents unaudited pro forma results of operations for the Company and all companies acquired in fiscal 2022 as if those acquisitions had occurred on October 1, 2020. The results presented below are for the fiscal years ended:

	Fiscal year ended
(in thousands)	September 30, 2022	September 30, 2021
Pro forma net sales	$4,060,993	$3,048,378
Pro forma net income	920,022	584,754

The pro forma condensed financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company if the closing of the acquisitions in the current year had been completed on October 1, 2020, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma financial information for the years ended September 30, 2022 and September 30, 2021 were pro forma adjustments to reflect the results of operations of the acquisitions in the current year as though those acquisitions were completed as of October 1, 2020, as well as the impact of amortizing certain acquisition accounting adjustments such as amortizable intangible assets. The pro forma financial information neither indicates the impact of possible business model changes nor considers any potential impact of current market conditions, expense efficiencies or other factors.

Net sales and net income of the acquired companies are included in the consolidated statement of operations for the year ended September 30, 2022 for the post-acquisition period.

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

The acquisitions in fiscal 2021 were funded using cash-on-hand. The Company incurred approximately $667 in acquisition-related expenses for these acquisitions, which were recorded as a component of selling, general and administrative expenses.

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

The Company estimates $1.6 million of the goodwill recognized from the FRE Composites acquisition is deductible for tax purposes. The goodwill consists largely of the synergies and economies of scale from integrating FRE Composites with existing businesses.

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

	Fiscal Year Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2020
Interest cost	2,958	2,729	3,739
Expected return on plan assets	(5,392)	(6,424)	(6,331)
Amortization of actuarial loss	631	1,327	888
Net periodic cost	$(1,803)	$(2,368)	$(1,704)

The weighted-average assumptions used to determine net periodic pension cost during the period were as follow:

	September 30, 2022	September 30, 2021	September 30, 2020
Discount rate	2.7%	2.5%	3.1%
Expected return on plan assets	4.0%	6.2%	6.3%
Rate of compensation increase	N/a	N/a	N/a

The change in the benefit obligations, plan assets and the amounts recognized on the consolidated balance sheets was as follows (in thousands):

Change in benefit obligations:
Balance as of September 30, 2020	$146,759
Interest cost	2,729
Actuarial loss	(3,170)
Benefits and administrative expenses paid	(5,573)
Balance as of September 30, 2021	140,745
Interest cost	2,958
Actuarial gain	(36,411)
Benefits and administrative expenses paid	(6,090)
Balance as of September 30, 2022	$101,202

Change in plan assets:
Balance as of September 30, 2020	106,736
Actual return on plan assets	17,258
Employer contributions	19,635
Benefits and administrative expenses paid	(5,573)
Balance as of September 30, 2021	138,056
Actual return on plan assets	(28,230)
Employer contributions	188
Benefits and administrative expenses paid	(6,090)
Balance as of September 30, 2022	$103,925

Funded status:
Funded status as of September 30, 2021	$(2,689)
Funded status as of September 30, 2022	$2,723

(in thousands)	September 30, 2022	September 30, 2021
Amounts recognized in the consolidated balance sheets consist of:
Pension Non-Current Assets	$2,723	$1,130
Pension liabilities	$—	$(3,819)
Net amount recognized	$2,723	$(2,689)

Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Net actuarial loss	$(23,616)	$(27,036)
Total loss recognized	$(23,616)	$(27,036)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	5.4%	2.7%
Rate of compensation increase	N/a	N/a

The following table summarizes the defined benefit pension plans with accumulated benefit obligations in excess of plan assets:

(in thousands)	September 30, 2022	September 30, 2021
Accumulated benefit obligation	$—	$122,655
Fair value of plan assets	—	118,843

Neither plan had accumulated benefit obligations in excess of plan assets as of September 30, 2022.

The following table summarizes the defined benefit pension plans with projected benefit obligations in excess of plan assets:

(in thousands)	September 30, 2022	September 30, 2021
Projected benefit obligation	$—	$122,655
Fair value of plan assets	—	118,843
Neither plan had projected benefit obligations in excess of plan assets as of September 30, 2022.

In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions. The Company’s investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to maximize the return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. For the pension plans, this policy targets a 50% allocation to equity securities and a 50% allocation to debt securities.

Pension plans have the following weighted-average asset allocations:

Asset Category:	September 30, 2022	September 30, 2021
Equity securities	50%	56%
Debt securities	46%	43%
Cash and cash equivalents	4%	1%
Total	100%	100%

The Company evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk, such as investments in a single entity, industry, foreign country and individual fund manager. As of September 30, 2022, there were no significant concentrations of risk in the Company’s defined benefit plan assets.

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

	September 30, 2022			September 30, 2021
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
United States equity securities	$29,583	$—	$29,583	$48,274	$—	$48,274
Non-U.S. equity securities	22,913	—	22,913	28,787	—	28,787
Fixed income securities	22,639	24,794	47,433	59,488	—	59,488
Cash and cash equivalents	3,996	—	3,996	1,507	—	1,507
Total	$79,131	$24,794	$103,925	$138,056	$—	$138,056

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

Fixed income securities consist primarily of government and agency securities, corporate debt securities, and mortgage and other asset-backed securities. When available, fixed income securities are valued at the closing price reported in the active market in which the individual security is traded. Government and agency securities and corporate debt securities are valued using the most recent bid prices or occasionally the mean of the latest bid and ask prices when markets are less liquid. Asset-backed securities including mortgage-backed securities are valued using broker/dealer quotes when available. When quotes are not available, fair value is determined by utilizing a discounted cash flow approach, which incorporates other observable inputs such as cash flows, underlying security structure and market information including interest rates and bid evaluations of comparable securities. As of September 30, 2022 and September 30, 2021, the Company did not have any Level 3 pension assets. Certain fixed income securities are held within commingled funds, which are valued utilizing NAV as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

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

Contribution amounts are determined and funded based on laws and regulations and with the assistance of professionally qualified actuaries. The Company contributed $188 and $19,635 to its pension plans for the fiscal years ended September 30, 2022 and September 30, 2021. The Company anticipates that it will contribute at least the minimum required contribution of $234 to its pension plans in fiscal 2023.

Benefit payments, which reflect future expected service as appropriate, are expected to be paid in each fiscal year as follows:

(in thousands)
2023	$6,693
2024	6,893
2025	7,101
2026	7,294
2027	7,390
2028 to 2032	37,238

Defined Contribution Retirement Plans — The Company also sponsors several defined contribution retirement plans - the 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $4,615, $3,400 and $3,718 for the fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020, respectively.

Multi-Employer Plan — The Company has a liability of $4,685 as of September 30, 2022 and $5,021 as of September 30, 2021 representing the Company’s proportionate share of a multi-employer pension plan which was exited prior to fiscal 2017.

5. STOCK INCENTIVE PLAN

On November 21, 2019, the Company's board of directors approved the Atkore International Group Inc. 2020 Omnibus Incentive Plan (the “2020 Omnibus Incentive Plan”), which was subsequently approved by the Company’s shareholders on January 30, 2020. The 2020 Omnibus Incentive Plan provides for stock purchases and grants of other equity awards, including non-qualified stock options, stock purchase rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance stock units (“PSUs”), stock appreciation rights, dividend equivalents and other stock-based awards to directors, officers, other employees and consultants. The 2020 Omnibus Incentive Plan replaces and succeeds the Atkore International Group Inc. 2016 Omnibus Incentive Plan (the “2016 Omnibus Incentive Plan”). The Company no longer grants awards from the 2016 Omnibus Incentive Plan. Awards previously granted under the 2016 Omnibus Incentive Plan were unaffected by the termination. A maximum of 2.0 million shares of common stock is reserved for issuance under the 2020 Omnibus Incentive Plan. All stock option awards have a ten year life. All share-based awards are expected to be fulfilled with new shares of common stock. Stock compensation expense is included in selling, general and administrative in the Company's consolidated statements of operations and was $17,245, $17,047 and $13,064 for fiscal years 2022, 2021 and 2020, respectively. The total income tax benefit recognized for share-based compensation arrangements was $1,634, $2,073 and $3,014 for fiscal years 2022, 2021 and 2020, respectively.

Stock Options

In accordance with ASC 718 Compensation - Stock Compensation, stock compensation expense for stock options is recorded on a straight-line basis over the requisite service period (generally the vesting period), net of actual forfeitures based on the grant-date fair value of the option under the equity accounting method.

The assumptions used in the Black-Scholes option pricing model to value the options granted were as follows:

	Fiscal Year Ended
	September 30, 2022	September 30, 2021	September 30, 2020
Expected dividend yield	—%	—%	—%
Expected volatility	49%	59%	36%
Range of risk-free interest rates	1.40%	0.52%	1.67%
Range of expected option lives	6 years	6 years	6 years

Dividends are not paid on the Company’s common stock. For grants during fiscal year ended 2022 and 2021, the expected volatility is based on the Company’s stock price volatility. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. The expected life of options is estimated using the simplified method due to limited historical exercise activity. The Company does not estimate forfeitures, which are accounted for as they occur.

Stock option activity for the period September 30, 2019 to September 30, 2022 was as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of September 30, 2019	1,836	12.94		$31,957
Granted	67	37.24
Exercised	(508)	8.55		$14,548
Forfeited	(20)	19.13
Outstanding as of September 30, 2020	1,375	15.66		$11,443
Granted	72	29.80
Exercised	(678)	12.30		$33,075
Forfeited	—	—
Outstanding as of September 30, 2021	769	19.95	$10.89	$51,441
Granted	42	105.94	$49.39
Exercised	(98)	12.58	$9.84	$8,703
Forfeited	—	—
Outstanding as of September 30, 2022	713	26.00	$13.29	38,062	5.22
Exercisable as of September 30, 2022	505	$18.56		$29,938	4.38

As of September 30, 2022, there was $948 of total unrecognized compensation expense related to non-vested options granted expected to be recognized over a weighted-average period of approximately 5.2 years. The total fair value of shares vested during fiscal years 2022, 2021 and 2020 was $1,447, $1,465 and $1,894, respectively.

Cash received from stock option exercises for the fiscal years 2022, 2021 and 2020 was $1,230, $8,535 and $4,347, respectively. The actual tax benefit for the tax deductions from stock option exercises totaled $2,176, $8,228 and $3,681, respectively, for fiscal years 2022, 2021 and 2020. The Company does not settle any option exercises, under its current stock incentive plan, in cash.

Restricted Stock Units

Generally, RSUs granted under the 2020 Omnibus Incentive Plan vest ratably over three years. The fair value of RSU grants was based on the closing price of the Company's common stock on the date of grant. RSU compensation expense is recorded on a straight-line basis over the remaining vesting period.

Changes to the Company’s nonvested RSU awards for the year ended September 30, 2022 were as follows:

	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested as of September 30, 2019	674	$19.37
Granted	166	37.24
Vested	(403)	19.43
Forfeited	(32)	22.29
Nonvested as of September 30, 2020	405	26.44
Granted	218	32.01
Vested	(229)	23.78
Forfeited	(10)	28.48
Nonvested as of September 30, 2021	384	30.30
Granted	100	103.94
Vested	(208)	27.40
Forfeited	(14)	49.23
Nonvested as of September 30, 2022	262	$58.72

As of September 30, 2022, there was $7,712 of total unrecognized compensation expense related to non-vested RSUs granted, expected to be recognized over a weighted-average period of approximately 1.30 years. The total fair value of RSUs vested during fiscal years 2022, 2021 and 2020 was $20,342, $8,897 and $14,513 respectively.

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

The grant-date fair value for the performance condition based awards represents the closing stock price on the date of grant. For the grants in fiscal 2022, 2021, and 2020, the closing stock price on the date of grant was $105.94, $29.80 and $37.24 respectively. The grant-date fair value for the market condition based awards was determined using the Monte-Carlo method. The assumptions used in the Monte-Carlo method to value the performance share awards granted during the fiscal year ended September 30, 2022 were as follows:

	September 30, 2022	September 30, 2021	September 30, 2020
Expected dividend yield	—%	—%	—%
Expected volatility	63%	61%	21% - 53%
Risk free interest rates	0.83%	0.21%	1.59%
Expected life	3 years	3 years	3 years
Fair value	$122.25	$33.80	$44.22

Dividends are not paid on the Company’s common stock. For grants during fiscal year ended 2022 and 2021, the expected volatility is based on the Company’s stock price volatility. For grants during fiscal year 2020, expected volatility is based on historical volatilities of comparable companies. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the award. The expected life of the award represents the weighted-average period of time that awards granted are expected to be outstanding, giving consideration to vesting schedules and expected exercise patterns. The Company does not estimate forfeitures, which are accounted for as they occur.

Changes to the Company’s non-vested PSU awards for the year ended September 30, 2022 were as follows:

	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested as of September 30, 2019	455	$21.11
Granted	115	40.43
Vested	(162)	25.21
Adjustment for achieved performance upon issuance	31	21.68
Forfeited	(14)	22.82
Nonvested as of September 30, 2020	425	$25.15
Granted	156	31.67
Vested	(171)	21.55
Adjustment for achieved performance upon issuance	57	22.95
Forfeited	(14)	29.43
Nonvested as of September 30, 2021	453	$28.07
Granted	52	113.51
Vested	(381)	18.17
Adjustment for achieved performance upon issuance	190	18.17
Forfeited	(1)	57.61
Nonvested as of September 30, 2022	313	$48.19

As of September 30, 2022, there was $5,369 of total unrecognized compensation expense related to non-vested PSUs granted, expected to be recognized over a weighted-average period of approximately 0.96 years.

6. OTHER INCOME, NET

Other income, net consisted of the following:

	Fiscal Year Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2020
Gain on purchase of business	$—	$(731)	$—
Undesignated foreign currency derivative instruments	(4,379)	2,201	1,269
Business interruption insurance recovery	—	(15,500)	—
Foreign exchange loss (gain) on intercompany loans	5,342	(1,534)	(2,342)
Pension-related benefits	(1,803)	(2,368)	(1,704)
Other	350	(220)	—
Other income, net	$(490)	$(18,152)	$(2,777)

7. INCOME TAXES

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA contains significant tax law changes, including a corporate alternative minimum tax of 15% on adjusted financial statement income, which if applicable for the Company would be effective beginning October 1, 2023, a 1% excise tax on stock repurchases after December 31, 2022, and various tax incentives which include, but are not limited to, credits related to the manufacturing of solar powered energy which will take effect January 1, 2023. The Company is currently evaluating this legislation and determining what impact it would have on the Company’s financial statements.

Significant components of income before income taxes and income tax expense for the fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020 consisted of the following:

(in thousands)	September 30, 2022	September 30, 2021	September 30, 2020
Components of income before income taxes:
United States	$1,174,109	$770,350	$201,784
Non-U.S	29,511	9,651	214
Income before income taxes	$1,203,620	$780,001	$201,998

Income tax expense:
Current:
United States:
Federal	$228,141	$182,105	$32,335
State	49,793	46,913	9,668
Non-U.S:	9,198	6,432	3,210
Current income tax expense	$287,132	$235,450	$45,213

Deferred:
United States:
Federal	$3,174	$(35,442)	$5,102
State	753	(7,281)	49
Non-U.S:	(873)	(583)	(668)
Deferred income (benefit) tax expense	3,054	(43,306)	4,483
Income tax expense	$290,186	$192,144	$49,696

Differences between the statutory federal income tax rate and effective income tax rate are summarized below:

(in thousands)	September 30, 2022	September 30, 2021	September 30, 2020
Statutory federal tax	21%	21%	21%
Adjustments to reconcile to the effective income tax rate:
State income taxes	3%	4%	4%
Stock-based compensation	(1)%	(1)%	(2)%
Other	1%	1%	2%
Effective income tax rate	24%	25%	25%

The Company’s effective tax rate for fiscal 2022 differs from the statutory rate primarily due to state income taxes of $39,759, and limitations on executive compensation of $6,996 partially offset by $11,438 of excess tax benefit from share-based compensation.

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

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax assets are as follows:

(in thousands)	September 30, 2022	September 30, 2021
Deferred tax assets:
Accrued liabilities and reserves	$47,582	$42,932
Tax loss and credit carryforwards	17,272	16,096
Postretirement benefits	583	2,057
Inventory	29,501	36,021
Lease obligations	17,779	10,616
Other	1,079	633
	$113,796	$108,355
Deferred tax liabilities:
Property, plant and equipment	$(28,475)	$(21,784)
Intangible assets	(56,886)	(43,657)
Loss on investment	—	(5,102)
Right-of-use assets, net	(17,095)	(10,247)
Other	(4,156)	(3,095)
	$(106,612)	$(83,885)
Net deferred tax liability before valuation allowance	7,184	24,470
Valuation allowance	(13,415)	(11,523)
Net deferred tax liability	$(6,231)	$12,947

As of September 30, 2022, the Company has $12,942 of federal net operating loss carryforwards which do not expire and $29,094 of state net operating loss carryforwards which expire beginning in 2022 through 2036. In certain non-U.S. jurisdictions, the Company has net operating loss carryforwards of $52,250 which have an expiration period ranging from five years to unlimited.

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

As of September 30, 2022, and September 30, 2021, the Company had unrecognized tax benefits of $985 and $3,333 which, if recognized, would positively benefit the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2022 and September 30, 2021, the Company had accrued interest and penalties of $77 and $260, respectively, in the consolidated balance sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefit, excluding interest and penalties, is as follows:

(in thousands)	For the period from September 30, 2019 to September 30, 2022
Balance as of September 30, 2019	$794
Additions based on tax positions related to prior years	925
Additions based on tax positions related to current year	122
Settlements	(227)
Balance as of September 30, 2020	1,614
Additions based on tax positions related to prior years	291
Additions based on tax positions related to current year	1,658
Settlements	(230)
Balance as of September 30, 2021	3,333
Additions based on tax positions related to prior years	322
Additions based on tax positions related to current year	342
Settlements	(3,012)
Balance as of September 30, 2022	$985

During fiscal 2022, the balance of unrecognized tax benefits decreased by $3,012 as a result of completing state tax audits and the expiration of the statute of limitations in various state jurisdictions, partially offset by an increase of $664, primarily related to various state jurisdictions’ uncertain tax positions. The related accrued penalties and interest for uncertain tax positions decreased by $183.

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

Jurisdiction	Years Open to Audit
United States	2019, 2020 and 2021

The Company's income tax returns are examined periodically by various taxing authorities. The Company is currently under examination in various state jurisdictions. Based on the current status of its income tax audits, the Company believes that it is reasonably possible that there would be no material changes to the unrecognized tax benefits in the next twelve months.

Other Income Tax Matters — Prior to the passage of the TCJA, foreign undistributed earnings were generally subject to U.S. taxation when repatriated. The TCJA imposed a one-time transition tax on previously untaxed accumulated earnings of foreign subsidiaries. The Company has accumulated earnings and profits deficit, therefore did not record an additional tax liability for the transition tax. The TCJA adopts a new quasi-territorial tax regime that eliminates U.S income taxes on dividends from foreign subsidiaries. The Company may still be liable for foreign taxes, such as withholding taxes, if earnings are repatriated.

For the fiscal year ended September 30, 2022, the Company recorded no additional liability for United States or non-U.S. income taxes on the undistributed income of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such income is expected to be indefinitely reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such income.

For the fiscal year ended September 30, 2022, the Company did not record income tax or non-income tax expense related to the remaining foreign earnings, and did not record any deferred tax liabilities for any basis differences in investments in subsidiaries as the earnings are expected to be indefinitely reinvested, the investments are essentially permanent in duration, or the Company has concluded that there will be no additional tax liability as a result of the distribution of the income.

As of September 30, 2022, certain subsidiaries had approximately $100,493 of undistributed income that the Company intends to permanently reinvest. A liability could arise if the Company's intention to permanently reinvest such income were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed of. It is not practicable to estimate the additional income taxes related to permanently reinvested income or the basis differences related to investments in subsidiaries.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
(in thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2020
Numerator:
Net income	$913,434	$587,857	$152,302
Less: Undistributed earnings allocated to participating securities	14,460	11,380	3,356
Net income available to common shareholders	$898,974	$576,477	$148,946

Denominator:
Basic weighted average common shares outstanding	43,717	46,569	47,265
Effect of dilutive securities: Non-participating employee stock options (1)	563	737	779
Diluted weighted average common shares outstanding	44,280	47,306	48,044

Basic earnings per share	$20.56	$12.38	$3.15
Diluted earnings per share	$20.30	$12.19	$3.10

(1) Stock options to purchase approximately 0.0 million, 0.0 million, and 0.3 million shares of common stock were outstanding during the years ended September 30, 2022, September 30, 2021, and September 30, 2020, respectively, but were not included in the calculation of diluted earnings per share as the impact of these would have been anti-dilutive.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component, net of tax:

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2020	$(30,761)	$(11,793)	$(42,554)
Other comprehensive (loss) income before reclassifications	10,453	2,385	12,838
Amounts reclassified from accumulated other comprehensive loss	990	—	990
Net current period other comprehensive (loss) income	11,443	2,385	13,828
Balance as of September 30, 2021	$(19,318)	$(9,408)	$(28,726)
Other comprehensive income (loss) before reclassifications	2,051	(23,943)	(21,892)
Amounts reclassified from accumulated other comprehensive loss	472	—	472
Net current period other comprehensive income (loss)	2,523	(23,943)	(21,420)
Balance as of September 30, 2022	$(16,795)	$(33,351)	$(50,146)

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

	Fiscal Year Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2020
Amortization of defined benefit pension items:
Amortization of net loss (included within other income, net)	$631	$1,327	$888
Tax expense	(159)	(337)	(227)
Net reclassifications for the period	$472	$990	$661

10. INVENTORIES, NET

A majority of the Company records inventory at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 82% and 81% of the Company's inventories are valued at the lower of LIFO cost or market at September 30, 2022 and September 30, 2021, respectively.

(in thousands)	September 30, 2022	September 30, 2021
Purchased materials and manufactured parts, net	$166,038	$105,460
Work in process, net	61,182	35,043
Finished goods, net	227,291	145,486
Inventories, net	$454,511	$285,989

Total inventories would be $64,550 higher and $108,911 higher than reported as of September 30, 2022 and September 30, 2021, respectively, if the first-in, first-out method was used for all inventories. During the years ended September 30, 2022 and September 30, 2021, inventory quantities in specific pools were lower at the end of the period than the quantities at the beginning of the period. This reduction resulted in a liquidation of LIFO inventory quantities carried at net lower costs prevailing in the respective prior years as compared with the cost of respective current year purchases. The effect of this inventory reduction resulted in decreased cost of goods sold and increased operating income of approximately $248 and $6,592.

As of September 30, 2022 and September 30, 2021, the excess and obsolete inventory reserve was $18,996 and $11,780, respectively.

11. PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2022 and September 30, 2021, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	September 30, 2022	September 30, 2021
Land	$22,113	$23,043
Buildings and related improvements	172,633	136,680
Machinery and equipment	427,460	372,503
Leasehold improvements	10,512	9,720
Software	36,884	28,288
Construction in progress	99,491	43,055
Property, plant and equipment, at cost	769,093	613,289
Accumulated depreciation	(378,873)	(337,667)
Property, plant and equipment, net	$390,220	$275,622

Depreciation expense for fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020 was $48,239, $44,913 and $42,208, respectively.

12. GOODWILL AND INTANGIBLE ASSETS

Goodwill — Changes in the carrying amount of goodwill are as follows:

	Segment
(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2020	$144,662	$43,577	$188,239
Goodwill acquired during year	9,948	—	9,948
Exchange rate effects	861	—	861
Balance as of September 30, 2021	$155,471	$43,577	$199,048
Goodwill acquired during year	87,964	9,431	97,395
Exchange rate effects	(6,727)	(386)	(7,113)
Balance as of September 30, 2022	$236,708	$52,622	$289,330

Goodwill balances include $3,924 and $43,000 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively, as of September 30, 2022 and September 30, 2021.

Intangible Assets — The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets:

		September 30, 2022			September 30, 2021
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Customer relationships	11	$532,768	$(267,940)	$264,828	$371,048	$(234,946)	$136,102
Other	8	35,681	(10,602)	25,079	23,633	(11,411)	12,222
Total		568,449	(278,542)	289,907	394,681	(246,357)	148,324
Indefinite-lived Intangible Assets:
Trade names		92,799	—	92,799	92,880	—	92,880
Total		$661,248	$(278,542)	$382,706	$487,561	$(246,357)	$241,204

Amortization expense for the fiscal years ended September 30, 2022, September 30, 2021 and September 30, 2020 was $36,176, $33,644 and $32,262, respectively. Expected amortization expense for intangible assets over the next five years and thereafter is as follows (in thousands):

2023	$50,650
2024	47,457
2025	36,938
2026	32,515
2027	30,537
2028 and thereafter	91,810

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in estimated useful lives, impairment of intangible assets, and other events.

13. DEBT

Debt as of September 30, 2022 and September 30, 2021 was as follows:

(in thousands)	September 30, 2022	September 30, 2021
New Senior Secured Term Loan Facility due May 26, 2028	$371,381	$371,095
Senior Notes Due June 1, 2031	400,000	400,000
ABL Credit Facility	—	—
Deferred financing costs	(10,844)	(12,709)
Long-term debt	$760,537	$758,386

During fiscal 2021, the Company made voluntary prepayments of principal on the New Senior Secured Term Loan Facility of $26,000. The voluntary prepayment on the New Senior Secured Term Loan Facility resulted in the removal of all principal payment requirements until the contractual maturity of the debt in fiscal 2028.

As of September 30, 2022, future contractual maturities of long-term debt are as follows (in thousands):

2023	$—
2024	—
2025	—
2026	—
2027	—
2028 and thereafter	$773,000

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

The Company expects to transition to SOFR as the alternative base rate for both the ABL Credit Facility and New Senior Secured Term Loan in fiscal 2023.

The Amended ABL Credit Facility has aggregate commitments of $325,000 and is guaranteed by AIH, the United States subsidiaries owned directly or indirectly by AII and certain other restricted subsidiaries of AII that AII causes to be a subsidiary guarantor from time to time including as of the closing date for the Amended ABL Credit Facility, Columbia-MBF, Inc., a corporation formed by amalgamation under the laws of Canada (“Columbia-MBF”). AII's availability under the ABL Credit Facility was $312,905 and $315,499 as of September 30, 2022 and September 30, 2021, respectively. Availability under the ABL Credit Facility is subject to a borrowing base equal to the sum of 85% of eligible accounts receivable plus the lesser of (i) 80% of eligible inventory of each borrower and guarantor, valued at the lower of cost and fair market value and (ii) 85% of the net orderly liquidation value of eligible inventory, subject to certain limitations. There were no borrowings outstanding under the ABL Credit Facility as of September 30, 2022 and September 30, 2021, respectively.

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

The aforementioned debt instruments contain customary covenants typical for this type of financing, including limitations on indebtedness, restricted payments including dividends, liens, restrictions on distributions from restricted subsidiaries, sales of assets, affiliate transactions and mergers and consolidations. Many of these covenants are only applicable when the Company has surpassed certain thresholds relating to its indebtedness and availability under the ABL Credit Facility. Additionally, these debt instruments include customary events of default, including, among other things, payment default, covenant default, payment defaults and accelerations under other indebtedness, judgment defaults and bankruptcy, insolvency or reorganization affecting the Company or certain of its subsidiaries.

Use of Proceeds - In fiscal 2021, the proceeds from the Senior Notes and the New Senior Secured Term Loan Facility were used to repay the remaining principal of the existing First Lien Term Loan Facility of $772.0 million and $4.0 million of accrued interest. The Company accounted for the repayment of the First Lien Term Loan Facility as an extinguishment of debt and recorded a $4.2 million loss on extinguishment of debt. The Company accounted for the amendment to the ABL Credit Facility as a modification of debt.

14. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company used forward currency contracts to hedge the effects of foreign exchange relating to certain of the Company's intercompany receivables denominated in a foreign currency. These derivative instruments expired during the year. These were not formally designated as hedges by the Company. Short-term forward currency contracts are recorded in prepaid expenses and other current assets or other current liabilities and long-term forward currency contracts are recorded in other long-term assets or other long-term liabilities in the consolidated balance sheets for the applicable period. The fair value gains and losses are included in other income, net within the consolidated statements of operations. See Note 6, “Other Income, net” for further detail.

The total notional amounts of undesignated forward currency contracts were £0.0 million, £37.4 million and £43.3 million as of September 30, 2022, September 30, 2021 and September 30, 2020. Cash flows associated with derivative financial instruments are recognized in the operating section of the consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the recurring assets and liabilities measured at fair value as of September 30, 2022 and September 30, 2021 in accordance with the fair value hierarchy:

	September 30, 2022			September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$291,757	$—	$—	$489,987	$—	$—
Forward currency contracts	—	—	—	—	127	—
Liabilities
Forward currency contracts	—	$—	—	—	$183	—

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the consolidated balance sheets were as follows:

	September 30, 2022		September 30, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
New Senior Secured Term Loan Facility due May 26, 2028	$373,000	$370,203	$373,000	$371,486
Senior Notes due June 2031	400,000	318,912	400,000	415,828
Total debt	$773,000	$689,115	$773,000	$787,314

In determining the approximate fair value of its long-term debt, the Company used the trading value among financial institutions, which were classified within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being market-linked variable rate debt.

15. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of September 30, 2022, such obligations were $175,282 for fiscal 2023, $4,731 for fiscal 2024 and $5,600 thereafter. These amounts represent open purchase orders for materials used in production.

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

As of September 30, 2022, the Company believes that the range of reasonably possible losses for Special Products Claims and other product liabilities is between $1,000 and $8,000.

At this time, the Company does not expect the outcome of the Special Products Claims proceedings, either individually or in the aggregate, to have a material adverse effect on its business, financial condition, results of operations or cash flows, and the Company believes that its reserves are adequate for all remaining contingencies for Special Products Claims.

During the year ended September 30, 2020, one of the Company’s manufacturing facilities experienced a flood which resulted in damages to certain property, plant and equipment.  This facility was covered under the Company’s property and casualty loss and business interruption insurance policies.  During the year ended September 30, 2021, the Company settled the related insurance claim and received $15,500 of business interruption recovery proceeds related to this incident. The amount was recorded as other income within the consolidated statements of operations for the year ended September 30, 2021.

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

16. GUARANTEES

The Company has outstanding letters of credit totaling $12,095 supporting workers’ compensation and general liability insurance policies and surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $26,782 as of September 30, 2022.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, loss on extinguishment of debt, restructuring charges, impairment charges, stock-based compensation, certain legal matters, transaction costs, gain on purchase of business, gain on sale of a business and other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, and realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives.

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

	Fiscal year ended
	September 30, 2022			September 30, 2021			September 30, 2020
(in thousands)	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA
Electrical	$3,013,755	$—	$1,273,410	$2,229,862	$3,437	$873,868	$1,267,988	$2,559	$292,809
Safety & Infrastructure	900,194	394	$138,390	698,152	168	$81,827	497,433	90	$67,821
Eliminations		(394)		—	(3,605)		—	(2,649)
Consolidated operations	$3,913,949	$—		$2,928,014	$—		$1,765,421	$—

	Capital Expenditures			Total Assets
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2020	September 30, 2022	September 30, 2021	September 30, 2020
Electrical	$61,721	$34,995	$16,067	$1,524,670	$1,122,835	$794,931
Safety & Infrastructure	38,280	22,407	15,470	618,331	482,942	255,903
Unallocated	35,775	7,072	2,233	455,995	604,322	507,691
Consolidated operations	$135,776	$64,474	$33,770	$2,598,996	$2,210,099	$1,558,525

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Fiscal Year Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2020
Operating segment Adjusted EBITDA
Electrical	$1,273,410	$873,868	$292,809
Safety & Infrastructure	138,390	81,827	67,821
Total	$1,411,800	$955,695	$360,630
Unallocated expenses (a)	(70,010)	(58,148)	(33,995)
Depreciation and amortization	(84,415)	(78,557)	(74,470)
Interest expense, net	(30,676)	(32,899)	(40,062)
Loss on extinguishment of debt	—	(4,202)	(273)
Stock-based compensation	(17,245)	(17,047)	(13,064)
Transaction costs	(3,424)	(667)	(196)
Other (b)	(2,410)	15,826	3,428
Income before income taxes	$1,203,620	$780,001	$201,998

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.
(b) Represents other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions and realized or unrealized gain (loss) on foreign currency impacts of intercompany loans, restructuring charges, gain on purchase of business, impairment charges, and related forward currency derivatives.

The Company’s long-lived assets and net sales by geography were as follows:

	Long-lived assets			Net sales
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2020	September 30, 2022	September 30, 2021	September 30, 2020
United States	$410,263	$258,069	$203,694	$3,552,893	$2,637,118	$1,563,258
Other Americas	7,195	6,180	146	102,626	53,151	26,421
Europe	38,396	45,917	41,283	213,581	183,985	132,299
Asia-Pacific	5,400	6,569	1,759	44,849	53,760	43,443
Total	$461,255	$316,735	$246,882	$3,913,949	$2,928,014	$1,765,421

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in any of the last three fiscal years:

	Fiscal Year Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2020
Metal Electrical Conduit and Fittings	$635,481	$612,137	$484,476
Plastic Pipe and Conduit	1,479,331	893,199	308,561
Electrical Cable and Flexible Conduit	535,194	424,411	322,888
Other Electrical products	363,749	300,115	152,063
Electrical	3,013,755	2,229,862	1,267,988

Mechanical Pipe	445,453	395,289	244,902
Other Safety & Infrastructure products	454,741	302,863	252,531
Safety & Infrastructure	900,194	698,152	497,433
Net sales	$3,913,949	$2,928,014	$1,765,421

Risks and Concentrations

Concentration of Credit Risk — The Company extends credit to various customers in the retail and construction industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company's overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of customers and maintains reserves for potential credit losses. As of September 30, 2022, one customer, CED National represented 10% of the Company’s accounts receivable, with no significant amounts past due. As of September 30, 2021, one customer, CED National represented 11% of the Company’s accounts receivable, with no significant amounts past due. For fiscal 2021, 2020 and 2019, no single customer accounted for more than 10% of sales.

Concentration of Employees — As of September 30, 2022, approximately 18% of the Company's employees were represented by a union under a collective bargaining agreement. All unions are located in either the United States or Canada, with no unions or Worker's Councils at any of the other locations abroad. On July 14, 2020, the Company and the United Steelworkers Union, representing approximately 350 employees, reached agreement on the terms of a new collective bargaining agreement for our largest facility in Harvey, Illinois, which expires in April 2024. The Company believes its relationship with its employees is good.

18. SUBSEQUENT EVENTS
On November 7, 2022, Atkore HDPE, LLC and Allied Tube and Conduit Corporation, wholly-owned subsidiaries of the Company, acquired the assets of Elite Polymer Solutions (“Elite Polymer”), for a purchase price of $91.6 million. Elite Polymer is a manufacturer of HDPE conduit, primarily serving the telecommunications, utility, and transportation markets.

Subsequent to fiscal year end 2022, the Company has repurchased 1.7 million shares at an aggregate cost of $150.1 million.
On November 11, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase authorization of the Company’s outstanding stock of $1,300 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and CEO, William E. Waltz, and our Vice President and CFO, David P. Johnson, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Waltz and Johnson have concluded that both the design and operation of our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company’s management assessed, under the supervision and with the participation of our President and CEO, William E. Waltz, and our Vice President and CFO, David P. Johnson, the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of September 30, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment excluded the internal control over financial reporting at United Poly Systems, Cascade Poly Pipe & Conduit, and Northwest Polymers, all of which were acquired in fiscal 2022. These excluded companies represent 3.7% of total assets (excluding goodwill and intangibles, net), 1.2% of net sales, and 0.5% of net income as of and for the year ended September 30, 2022.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting for fiscal 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Atkore Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Atkore Inc. and subsidiaries (the “Company”) as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended September 30, 2022, of the Company and our report dated November 18, 2022, expressed an unqualified opinion on those financial statements.

As described in Management's Report on Internal Control over Financial Reporting, management excluded United Poly Systems, Cascade Poly Pipe & Conduit, and Northwest Polymers from its assessment the internal control over financial reporting, as these acquisitions occurred in 2022. The combined total assets (excluding goodwill and intangible assets which were included in management’s assessment of internal control over financial reporting as of September 30, 2022), net sales, and net income of these acquisitions constitute approximately 3.7%, 1.2%, and 0.5%, respectively, of the consolidated financial statement amounts as of and for the year ended September 30, 2022. Accordingly, our audit did not include the internal control over financial reporting at United Poly Systems, Cascade Poly Pipe & Conduit, and Northwest Polymers.

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
November 18, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 11. Executive Compensation

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a).         Financial Statements, Schedules and Exhibits.
1.           Financial Statements

Report of Independent Registered Public Accounting Firm contained in Item 8 of this Annual Report on Form 10-K.	54
Consolidated Statements of Operations for the years ended September 30, 2022, September 30, 2021, and September 30, 2020 contained in Item 8 of this Annual Report on Form 10-K.	56
Consolidated Statements of Comprehensive Income for the years ended September 30, 2022, September 30, 2021, and September 30, 2020 contained in Item 8 of this Annual Report on Form 10-K.	57
Consolidated Balance Sheets for the years ended September 30, 2022, and September 30, 2021 contained in Item 8 of this Annual Report on Form 10-K.	58
Consolidated Statements of Cash Flows for the years ended September 30, 2022, September 30, 2021, and September 30, 2020 contained in Item 8 of this Annual Report on Form 10-K.	59
Consolidated Statements of Shareholders’ Equity for the three year period ended September 30, 2022 contained in Item 8 of this Annual Report on Form 10-K.	61
Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.	62
2.           Financial Statements Schedules
The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I-Atkore Inc. (Parent) Condensed Financial Information	106
Schedule II-Valuation and Qualifying Accounts	111

3. Exhibits	102
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

10.2
Second Amended and Restated Guarantee and Collateral Agreement, dated as of May 26, 2021, made by Atkore Inc., Atkore International Holdings Inc., Atkore International, Inc. and certain of its subsidiaries from time to time party thereto, in favor of Wells Fargo Bank, National Association, as collateral agent and administrative agent.

10.3
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

10.5
Intercreditor Agreement, dated as of May 26, 2021, by and between Wells Fargo Bank, National Association, in its capacity as collateral agent for the ABL secured parties and JPMorgan Chase Bank, N.A., in its capacity as collateral agent for the Term Loan secured parties, together with additional parties from time to time party thereto.

10.6
Guarantee and Collateral Agreement, dated as of May 26, 2021, made by Atkore Inc., Atkore International Holdings Inc., Atkore International, Inc. and certain subsidiaries of Atkore Inc. from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., as collateral agent and administrative agent.

10.7
Canadian Guarantee and Collateral Agreement, dated as of May 26, 2021, made by Columbia-MBF Inc. and certain subsidiaries of Atkore Inc., in favor of JPMorgan Chase Bank, N.A., as collateral agent and administrative agent.

10.8†*	Severance Policy, dated January 3, 2022

10.9†	Atkore International Group Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.15 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.10†	Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.16 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.11†	Form of Employee Stock Subscription Agreement (Purchased Shares), incorporated by reference to Exhibit 10.17 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.12†	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.25 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.12.1†*	Schedule of Signatories to a Director Indemnification Agreement.

10.13†	Atkore International Group Inc. Annual Incentive Plan, incorporated by reference to Exhibit 10.26 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.14†
Atkore International Group Inc. 2020 Omnibus Incentive Plan, incorporated by reference to Annex A to Atkore International Group Inc.’s Definitive Proxy Statement on Schedule 14A filed on December 13, 2019.

10.14.1†	Form of Employee Restricted Stock Unit Agreement under the 2020 Omnibus Incentive Plan.

10.14.2†	Employee Performance Share Agreement under the 2020 Omnibus Incentive Plan.

10.15†	Non-Employee Director Compensation Program of Atkore Inc.

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

10.21†
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

10.22.3†	Form of Employee Stock Option Agreement under the 2016 Omnibus Incentive Plan.

21.1*	List of Subsidiaries of Atkore Inc. as of September 30, 2022.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer of Atkore Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Atkore Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††
Certification of Chief Executive Officer of Atkore Inc. pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††
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
†† Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATKORE INC.
(Registrant)
Date:	November 18, 2022	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 18, 2022	By:	/s/ Michael V. Schrock
			Name:	Michael V. Schrock
			Title:	Director and Chairman of the Board

Date:	November 18, 2022	By:	/s/ William E. Waltz
			Name:	William E. Waltz
			Title:	President and Chief Executive Officer, Director (Principal Executive Officer)

Date:	November 18, 2022	By:	/s/ David P. Johnson
			Name:	David P. Johnson
			Title:	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 18, 2022	By:	/s/ Betty R. Johnson
			Name:	Betty R. Johnson
			Title:	Director

Date:	November 18, 2022	By:	/s/ Jeri L. Isbell
			Name:	Jeri L. Isbell
			Title:	Director

Date:	November 18, 2022	By:	/s/ Wilbert W. James Jr.
			Name:	Wilbert W. James Jr.
			Title:	Director

Date:	November 18, 2022	By:	/s/ Justin A. Kershaw
			Name:	Justin A. Kershaw
			Title:	Director

Date:	November 18, 2022	By:	/s/ Scott H. Muse
			Name:	Scott H. Muse
			Title:	Director

Date:	November 18, 2022	By:	/s/ William VanArsdale
			Name:	William VanArsdale
			Title:	Director

Date:	November 18, 2022	By:	/s/ A. Mark Zeffiro
			Name:	A. Mark Zeffiro
			Title:	Director

SCHEDULE I
ATKORE INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2022	September 30, 2021
Assets
Investment in subsidiary	$1,249,787	$864,736
Total Assets	1,249,787	864,736
Liabilities and Equity
Total Liabilities	$—	$—
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 41,351,350 and 45,997,159 shares issued and outstanding, respectively	$415	$461
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively	(2,580)	(2,580)
Additional paid-in capital	500,117	506,921
Retained earnings	801,981	388,660
Accumulated other comprehensive loss	(50,146)	(28,726)
Total Equity	1,249,787	864,736
Total Liabilities and Equity	$1,249,787	$864,736

See Notes to Condensed Financial Information

SCHEDULE I
ATKORE INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2020
Equity in net income of subsidiary	$913,434	$587,857	$152,302
Net income	913,434	587,857	152,302
Other comprehensive (loss) income of subsidiary, net of tax	(21,420)	13,828	(856)
Comprehensive income	$892,014	$601,685	$151,446

See Notes to Condensed Financial Information

SCHEDULE I
ATKORE INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net cash provided by operating activities	$—	$—	$—

Cash Flows from Investing Activities:
Distribution received from subsidiary	500,161	135,066	15,011
Distribution paid to subsidiary	24,045	(2,660)	2,972
Net cash provided by investing activities	524,206	132,406	17,983

Cash Flows from Financing Activities:
Issuance of common stock, net of taxes withheld	(24,045)	2,660	(2,972)
Repurchase of common shares	(500,161)	(135,066)	(15,011)
Net cash used in financing activities	(524,206)	(132,406)	(17,983)

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—

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

3. Dividends and Distributions from Subsidiaries

The Company received distributions of $500,161, $135,066, and $15,011 from its subsidiaries for the years ended September 30, 2022, September 30, 2021 and September 30, 2020, respectively. The distributions received in fiscal 2021, 2020 and 2019 were used to repurchase shares of the Company's common stock. These dividends were permissible under an exception to the net asset restrictions of the agreements governing AII's borrowings, which allow for dividend payments from AII to AIH or the Parent for the purpose of repurchasing shares of Parent's common stock.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additional (Charges)/Benefit to Income	Write offs and Other	Balance at End of Year
Accounts Receivable Allowance for Current and Expected Credit Losses:
For the fiscal year ended:
2022	$(2,510)	(1,276)	1,242	$(2,544)
2021	$(3,167)	(339)	996	$(2,510)
2020	$(2,608)	(1,990)	1,431	$(3,167)

Deferred Tax Valuation Allowance:
For the fiscal year ended:
2022	$(11,523)	(5,265)	3,373	$(13,415)
2021	$(10,203)	(2,190)	870	$(11,523)
2020	$(7,764)	(2,047)	(392)	$(10,203)