Form 10-Q
period 2022-12-30
Atkore Inc.
filed 2023-02-01
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2022
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
As of January 27, 2023, there were 39,504,703 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended
(in thousands, except per share data)	Note	December 30, 2022	December 24, 2021
Net sales		$833,821	$840,801
Cost of sales		499,468	485,993
Gross profit		334,353	354,808
Selling, general and administrative		89,977	78,151
Intangible asset amortization	11	12,796	8,229
Operating income		231,580	268,428
Interest expense, net		9,488	6,918
Other (income) and expense, net	5	41	(308)
Income before income taxes		222,051	261,818
Income tax expense	6	48,559	56,975
Net income		$173,492	$204,843

Net income per share
Basic	7	$4.26	$4.38
Diluted	7	$4.20	$4.32

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended
(in thousands)	Note	December 30, 2022	December 24, 2021
Net income		$173,492	$204,843
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment		11,262	(1,458)
Change in unrecognized loss related to pension benefit plans	4	62	125
Total other comprehensive (loss) income	8	11,324	(1,333)
Comprehensive income		$184,816	$203,510
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	December 30, 2022	September 30, 2022
Assets
Current Assets:
Cash and cash equivalents		$307,827	$388,751
Accounts receivable, less allowance for current and expected credit losses of $2,488 and $2,544, respectively		506,854	528,904
Inventories, net	9	445,780	454,511
Prepaid expenses and other current assets		63,342	80,654
Total current assets		1,323,803	1,452,820
Property, plant and equipment, net	10	418,550	390,220
Intangible assets, net	11	426,900	382,706
Goodwill	11	323,214	289,330
Right-of-use assets, net		69,733	71,035
Deferred tax assets	6	5,683	9,409
Other long-term assets		3,481	3,476
Total Assets		$2,571,364	$2,598,996
Liabilities and Equity
Current Liabilities:
Accounts payable		210,850	244,100
Income tax payable		12,941	5,521
Accrued compensation and employee benefits		29,903	61,273
Customer liabilities		111,154	99,447
Lease obligations		13,850	13,789
Other current liabilities		68,326	77,781
Total current liabilities		447,024	501,911
Long-term debt	12	761,074	760,537
Long-term lease obligations		56,835	57,975
Deferred tax liabilities	6	16,152	15,640
Other long-term liabilities		15,237	13,146
Total Liabilities		1,296,322	1,349,209
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 39,867,895 and 41,351,350 shares issued and outstanding, respectively		400	415
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		490,611	500,117
Retained earnings		825,433	801,981
Accumulated other comprehensive loss	8	(38,822)	(50,146)
Total Equity		1,275,042	1,249,787
Total Liabilities and Equity		$2,571,364	$2,598,996
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three months ended
(in thousands)	Note	December 30, 2022	December 24, 2021
Operating activities:
Net income		$173,492	$204,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		25,967	20,046
Deferred income taxes	6	3,275	(5,720)
Stock-based compensation		5,270	3,427
Amortization of right-of-use assets		3,538	3,124
Other non-cash adjustments to net income		1,410	4,050
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		26,841	(12,301)
Inventories		11,565	(75,091)
Prepaid expenses and other current assets		(6,930)	(11,591)
Accounts payable		(48,826)	(13,335)
Accrued and other liabilities		(36,070)	(23,171)
Income taxes		38,787	1,823
Other, net		532	1,088
Net cash provided by operating activities		198,851	97,192
Investing activities:
Capital expenditures		(35,006)	(9,358)
Proceeds from sale of properties and equipment		—	432
Acquisition of businesses, net of cash acquired		(82,181)	(36,098)
Net cash used in investing activities		(117,187)	(45,024)
Financing activities:
Issuance of common stock, net of shares withheld for tax		(14,775)	(24,505)
Repurchase of common stock		(150,056)	(104,543)
Net cash used for financing activities		(164,831)	(129,048)
Effects of foreign exchange rate changes on cash and cash equivalents		2,243	(450)
Decrease in cash and cash equivalents		(80,924)	(77,330)
Cash and cash equivalents at beginning of period		388,751	576,289
Cash and cash equivalents at end of period		$307,827	$498,959
Supplementary Cash Flow information
Capital expenditures, not yet paid		$7,227	$1,501
Operating lease right-of-use assets obtained in exchange for lease liabilities		$1,181	$1,066
Acquisitions of businesses, not yet paid		14,125	$2,864
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2022	41,351	$415	$(2,580)	$500,117	$801,981	$(50,146)	$1,249,787
Net income	—	—	—	—	173,492	—	173,492
Other comprehensive income	—	—	—	—	—	11,324	11,324
Stock-based compensation	—	—	—	5,270	—	—	5,270
Issuance of common stock, net of shares withheld for tax	200	1	—	(14,776)	—	—	(14,775)
Repurchase of common stock	(1,683)	(16)	—	—	(150,040)	—	(150,056)
Balance as of December 30, 2022	39,868	$400	$(2,580)	$490,611	$825,433	$(38,822)	$1,275,042

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2021	45,997	$461	$(2,580)	$506,921	$388,660	$(28,726)	$864,736
Net income	—	—	—	—	204,843	—	204,843
Other comprehensive loss	—	—	—	—	—	(1,333)	(1,333)
Stock-based compensation	—	—	—	3,427	—	—	3,427
Issuance of common stock, net of shares withheld for tax	355	4	—	(24,509)	—	—	(24,505)
Repurchase of common stock	(958)	(10)	—		(104,537)	—	(104,547)
Balance as of December 24, 2021	45,394	$455	$(2,580)	$485,839	$488,966	$(30,059)	$942,621

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Organization and Ownership Structure — Atkore Inc. (the “Company”, “Atkore” or “AI”) is a leading manufacturer of Electrical products primarily for the non-residential construction and renovation markets and Safety & Infrastructure solutions for the construction and industrial markets. Atkore was incorporated in the State of Delaware on November 4, 2010 under the name Atkore International Group, Inc. As of December 30, 2022, Atkore was the sole stockholder of Atkore International Holdings Inc. (“AIH”), which in turn was the sole stockholder of Atkore International Inc. ("AII"). On December 31, 2022, AIH merged into AII, with AII being the surviving entity. Accordingly, Atkore is now the sole stockholder of AII.

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies and on the same basis as those financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 18, 2022, and should be read in conjunction with those consolidated financial statements and the notes thereto. Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

Recent Accounting Pronouncements

Atkore has not adopted any accounting standards in the current fiscal year. There are no accounting standards with adoption dates in the next fiscal year that are applicable to the Company.

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

Fiscal 2023

On November 7, 2022, Atkore International Inc., acquired the assets of Elite Polymer Solutions (“Elite”), for a purchase price of $89,981. Elite is a manufacturer of high density polyethylene (HDPE) conduit, primarily serving the telecommunications, utility, and transportation markets. As a result of the acquisition, the Company preliminarily recognized $30,806 of goodwill, $55,260 of identifiable intangible assets, of which $55,000 relates to customer relationships with an estimated useful life of 7 years, and $3,915 of working capital and other net tangible assets. As of December 30, 2022, the purchase price allocation has not been finalized as the Company is finalizing working capital, inventory, intangible assets, deferred tax assets and liabilities and fixed asset fair values.

The acquisition in fiscal 2023 was funded using cash-on-hand. The Company incurred approximately $839 in acquisition-related expenses for this acquisition, which was recorded as a component of selling, general and administrative expenses.

Net sales and net income of the above acquisition are included in the condensed consolidated financial statement of operations for the post-acquisition period. Due to the immaterial nature of this acquisition, the Company did not include the pro forma results of operations for this acquisition for the current period or the previous interim period.

Fiscal 2022

On August 31, 2022, Atkore International Inc., and Atkore HDPE, LLC, wholly-owned subsidiaries of the Company, acquired the outstanding stock of two separate, but related, companies doing business as Cascade Poly Pipe & Conduit (“Cascade”) and Northwest Polymers, for a total purchase price of $62,100, of which $52,738 was paid at closing and an additional purchase price payable of $9,362 was accrued. In the first quarter of fiscal 2023, the Company paid $3,111 of the accrued purchase price. Cascade is a manufacturer specializing in smooth wall HDPE conduit made from recycled materials, primarily serving the telecommunications, utility and datacom markets. Northwest Polymers is a leading recycler of PVC, HDPE and other plastics and a strategic supply partner to Cascade and other manufacturers. The purchase price allocation has not been finalized as the Company is finalizing working capital, inventory, intangible assets, deferred tax assets and liabilities and fixed asset fair values.

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

Net sales and net income of the acquired companies are included in the consolidated statement of operations for the post-acquisition period. Due to the immaterial nature of the acquisitions acquired in the first quarter of fiscal 2022, the Company did not include the pro forma results of operations for these acquisitions for the current period or the previous interim period.

4. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended
(in thousands)	Note	December 30, 2022	December 24, 2021
Interest cost		$1,294	$739
Expected return on plan assets		(1,257)	(1,348)
Amortization of actuarial loss		167	158
Net periodic benefit cost (credit)	5	$204	$(451)

5. OTHER (INCOME) AND EXPENSE, NET

Other (income) and expense, net consisted of the following:

	Three months ended
(in thousands)	December 30, 2022	December 24, 2021
Undesignated foreign currency derivative instruments	(14)	(176)
Foreign exchange loss (gain) on intercompany loans	(149)	319
Pension-related benefits	204	(451)
Other (income) and expense, net	$41	$(308)

6. INCOME TAXES

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA contains significant tax law changes, including a corporate alternative minimum tax of 15% on adjusted financial statement income, which if applicable for the Company would be effective beginning October 1, 2023, a 1% excise tax on stock repurchases after December 31, 2022, and various tax incentives which include, but are not limited to, credits related to the manufacturing of solar powered energy which will take effect January 1, 2023. The Company is currently evaluating this legislation and determining what impact it would have to the Company’s financial statements.

For the three months ended December 30, 2022 and December 24, 2021, the Company’s effective tax rate attributable to income before income taxes was 21.9% and 21.8%, respectively. For the three months ended December 30, 2022 and December 24, 2021, the Company’s income tax expense was $48,559 and $56,975 respectively. The increase in the current period effective tax rate was driven by a decrease in the excess tax benefit associated with stock compensation offset by a decrease in state tax expense.

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

The Company recognizes the benefits of uncertain tax positions taken or expected to be taken in tax returns in the provision for income taxes only for those positions that we have determined are more likely than not to be realized upon examination. We record interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three months ended December 30, 2022, the balance of unrecognized tax benefits increased by $1,671 primarily due to uncertain tax positions in various state jurisdictions.

For the three months ended December 30, 2022, the Company made no additional provision for U.S. or non-U.S. income taxes for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as the investments are essentially permanent in duration.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in thousands, except per share data)	December 30, 2022	December 24, 2021
Numerator:
Net income	$173,492	$204,843
Less: Undistributed earnings allocated to participating securities	2,807	3,642
Net income available to common shareholders	$170,685	$201,201

Denominator:
Basic weighted average common shares outstanding	40,085	45,980
Effect of dilutive securities: Non-participating employee stock options (1)	528	595
Diluted weighted average common shares outstanding	40,613	46,575
Basic earnings per share	$4.26	$4.38
Diluted earnings per share	$4.20	$4.32

(1) Stock options to purchase shares of common stock that would have been anti-dilutive are not included in the calculation. There were zero anti-dilutive options outstanding during the three months ended December 30, 2022 and December 24, 2021, respectively.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended December 30, 2022 and December 24, 2021.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2022	$(16,795)	$(33,351)	$(50,146)
Other comprehensive income before reclassifications	—	11,262	11,262
Amounts reclassified from accumulated other comprehensive income, net of tax	62	—	62
Net current period other comprehensive income (loss)	62	11,262	11,324
Balance as of December 30, 2022	$(16,733)	$(22,089)	$(38,822)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2021	$(19,318)	$(9,408)	$(28,726)
Other comprehensive loss before reclassifications	—	(1,458)	(1,458)
Amounts reclassified from accumulated other comprehensive income, net of tax	125	—	125
Net current period other comprehensive income (loss)	125	(1,458)	(1,333)
Balance as of December 24, 2021	$(19,193)	$(10,866)	$(30,059)

9. INVENTORIES, NET

A majority of the Company’s inventories are recorded at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 80% and 82% of the Company’s inventories were valued at the lower of LIFO cost or market at December 30, 2022 and September 30, 2022, respectively. Interim LIFO determinations, including those at December 30, 2022, are based on management’s estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	December 30, 2022	September 30, 2022
Purchased materials and manufactured parts, net	$152,805	$166,038
Work in process, net	50,059	61,182
Finished goods, net	242,916	227,291
Inventories, net	$445,780	$454,511

Total inventories would be $29,358 higher and $64,550 higher than reported as of December 30, 2022 and September 30, 2022, respectively, if the first-in, first-out method was used for all inventories. As of December 30, 2022, and September 30, 2022, the excess and obsolete inventory reserve was $19,598 and $18,996, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

As of December 30, 2022, and September 30, 2022, property, plant and equipment and accumulated depreciation were as follows:

(in thousands)	December 30, 2022	September 30, 2022
Land	$26,696	$22,113
Buildings and related improvements	171,799	172,633
Machinery and equipment	437,739	427,460
Leasehold improvements	12,101	10,512
Software	40,022	36,884
Construction in progress	123,863	99,491
Property, plant and equipment, at cost	812,220	769,093
Accumulated depreciation	(393,670)	(378,873)
Property, plant and equipment, net	$418,550	$390,220

Depreciation expense for the three months ended December 30, 2022 and December 24, 2021 totaled $13,171 and $11,817 respectively.

11. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2022	$236,708	$52,622	$289,330
Goodwill acquired during year	30,806	14	30,820
Exchange rate effects	2,996	68	3,064
Balance as of December 30, 2022	$270,510	$52,704	$323,214

Goodwill balances as of September 30, 2022 and December 30, 2022 include $3,924 and $43,000 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively.

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

`

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible asset:

		December 30, 2022			September 30, 2022
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$587,768	$(281,404)	$306,364	$532,768	$(267,940)	$264,828
Other	8	39,328	(11,603)	27,725	35,681	(10,602)	25,079
Total		627,096	(293,007)	334,089	568,449	(278,542)	289,907
Indefinite-lived intangible assets:
Trade names		92,811	—	92,811	92,799	—	92,799
Total		$719,907	$(293,007)	$426,900	$661,248	$(278,542)	$382,706

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Amortization expense for the three months ended December 30, 2022 and December 24, 2021 was $12,796 and $8,229, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2023 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2023	$41,749
2024	49,999
2025	37,538
2026	36,017
2027	35,093
2028	25,808
Thereafter	107,885

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

12. DEBT

Debt as of December 30, 2022 and September 30, 2022 was as follows:

(in thousands)	December 30, 2022	September 30, 2022
Senior Secured Term Loan Facility due May 26, 2028	$371,452	$371,381
Senior Notes due June 2031	400,000	400,000
Deferred financing costs	(10,378)	(10,844)
Long-term debt	$761,074	$760,537

The asset-based credit facility (the “ABL Credit Facility”) has aggregate commitments of $325,000. AII is the borrower under the ABL Credit Facility which is guaranteed by the Company and all other subsidiaries of the Company (other than AII) that are guarantors of the Senior Notes. AII’s availability under the ABL Credit Facility was $312,905 as of December 30, 2022 and September 30, 2022.

13. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company periodically uses forward currency contracts to hedge the effects of foreign exchange relating to intercompany balances denominated in a foreign currency. These derivative instruments are not formally designated as a hedge by the Company. Short-term forward currency contracts are recorded in either other current assets or other current liabilities and long-term forward currency contracts are recorded in either other long-term assets or other long-term liabilities in the condensed consolidated balance sheet. The fair value gains and losses are included in other (income) and expense, net within the condensed consolidated statements of operations. See Note 5, “Other (Income) and Expense, net” for further detail.

Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The Company had no active forward currency contracts or other derivative instruments as of December 30, 2022 or September 30, 2022, with the last such contract having expired in the third quarter of fiscal 2022.

The following table presents the Company’s assets and liabilities measured at fair value:

	December 30, 2022		September 30, 2022
(in thousands)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$234,940	$—	$291,757	$—

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	December 30, 2022		September 30, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan Facility due May 26, 2028	$373,000	$373,157	$373,000	$370,203
Senior Notes due June 2031	400,000	348,388	400,000	318,912
Total Debt	$773,000	$721,545	$773,000	$689,115

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

14. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of December 30, 2022, such obligations were $262,500 for the rest of fiscal year 2023 and $9,067 for fiscal year 2024 and beyond. These amounts represent open purchase orders for materials used in production.

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

15. GUARANTEES

The Company had outstanding letters of credit totaling $12,095 supporting workers’ compensation and general liability insurance policies as of December 30, 2022. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $17,548 as of December 30, 2022.

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

	Three months ended
	December 30, 2022			December 24, 2021
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$638,705	$—	$243,836	$640,344	$1,339	$279,547
Safety & Infrastructure	195,116	143	33,404	200,457	53	27,432
Eliminations	—	(143)		—	(1,392)
Consolidated operations	$833,821	$—		$840,801	$—

Presented below is a reconciliation of operating Segment Adjusted EBITDA to Income before income taxes:

	Three months ended
(in thousands)	December 30, 2022	December 24, 2021
Operating segment Adjusted EBITDA
Electrical	$243,836	$279,547
Safety & Infrastructure	33,404	27,432
Total	$277,240	$306,979
Unallocated expenses (a)	(13,395)	(13,969)
Depreciation and amortization	(25,967)	(20,046)
Interest expense, net	(9,488)	(6,918)
Stock-based compensation	(5,270)	(3,427)
Other (b)	(1,069)	(801)
Income before income taxes	$222,051	$261,818

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

The Company’s net sales by geography were as follows for the three months ended December 30, 2022 and December 24, 2021:

	Three months ended
(in thousands)	December 30, 2022	December 24, 2021
United States	$750,087	$757,398
Other Americas	20,554	22,487
Europe	52,030	50,454
Asia-Pacific	11,150	10,462
Total	$833,821	$840,801

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in either period for the three months ended December 30, 2022 and December 24, 2021:

	Three months ended
(in thousands)	December 30, 2022	December 24, 2021
Metal Electrical Conduit and Fittings	$111,158	$149,876
Electrical Cable & Flexible Conduit	123,726	115,695
Plastic Pipe and Conduit	316,165	290,179
Other Electrical products	87,656	84,594
Electrical	638,705	640,344

Mechanical Pipe	78,774	111,243
Other Safety & Infrastructure products	116,342	89,214
Safety & Infrastructure	195,116	200,457
Net sales	$833,821	$840,801

17. SUBSEQUENT EVENTS

Subsequent to quarter end, the Company has repurchased 0.9 million shares at a cost of $102.6 million as of January 31, 2023.

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

Incremental Market Uncertainties

We continue to monitor developments related to the novel coronavirus (“COVID-19”) pandemic to assess its impact on our business. Further uncertainty and delays in our end-markets could have a material adverse impact on the demand for our products. Some jurisdictions may raise taxes to help cover pandemic-related costs, and disruptions to or adverse conditions in the financial industry could affect our ability to obtain financing on favorable terms or at all.

Factors that contribute to our ability to adjust to the outbreak include benefiting from mostly localized supply chains and continuing to take actions within our control to minimize the disruptive impacts of the outbreak. However, there can be no assurance that we will not be materially and adversely impacted in the future.

In addition to the uncertainties brought about by COVID-19, recent events, including central bank interest rate increases, inflation and the Russia-Ukraine conflict, are creating additional uncertainty in the global economy, generally, and in the markets we operate in. COVID-19, the Russia-Ukraine conflict and other factors have had and will continue to have adverse effects on global supply chains, which may impact some aspects of our business. Furthermore, we are mindful of the effects that adverse weather can have on our domestic supply chain.

RESULTS OF OPERATIONS

The consolidated results of operations for the three months ended December 30, 2022 and December 24, 2021 were as follows:

	Three months ended
(in thousands)	December 30, 2022	December 24, 2021	Change	% Change
Net sales	$833,821	$840,801	$(6,980)	(0.8)%
Cost of sales	499,468	485,993	13,475	2.8%
Gross profit	334,353	354,808	(20,455)	(5.8)%
Selling, general and administrative	89,977	78,151	11,826	15.1%
Intangible asset amortization	12,796	8,229	4,567	55.5%
Operating income	231,580	268,428	(36,848)	(13.7)%
Interest expense, net	9,488	6,918	2,570	37.1%
Other (income) and expense, net	41	(308)	349	(113.3)%
Income before income taxes	222,051	261,818	(39,767)	(15.2)%
Income tax expense	48,559	56,975	(8,416)	(14.8)%
Net income	$173,492	$204,843	$(31,351)	(15.3)%

Net sales

% Change
Volume	5.2%
Average selling prices	(12.4)%
Foreign exchange	(0.9)%
Acquisitions	7.0%
Other	0.3%
Net sales	(0.8)%

Net sales decreased by $7.0 million, or 0.8%, to $833.8 million for the three months ended December 30, 2022, compared to $840.8 million for the three months ended December 24, 2021. The decrease in net sales is primarily attributed to decreased average selling prices across the Company’s products of $108.3 million and the unfavorable impact of foreign exchange rates of $7.6 million. These decreases were partially offset by increased net sales of $61.3 million from companies acquired during fiscal 2022 and fiscal 2023 and increased sales volume of $45.6 million. Average selling prices have declined as the Company continues to see normalization of pricing.

Cost of sales

% Change
Volume	6.0%
Average input costs	(12.3)%
Foreign exchange	(1.3)%
Acquisitions	8.6%
Other	1.8%
Cost of sales	2.8%

Cost of sales increased by $13.5 million, or 2.8%, to $499.5 million for the three months ended December 30, 2022 compared to $486.0 million for the three months ended December 24, 2021. The increase was primarily due to recent acquisitions during fiscal 2022 and fiscal 2023 of $41.2 million and higher sales volume of $29.0 million. This was partially offset by lower input costs of steel, copper and PVC resin of $59.2 million.

Selling, general and administrative

Selling, general and administrative expenses increased by $11.8 million, or 15.1%, to $90.0 million for the three months ended December 30, 2022 compared to $78.2 million for the three months ended December 24, 2021. The increase was primarily due to increased general spending on business improvement initiatives of $5.7 million, recent acquisitions in fiscal 2022 and 2023 of $5.5 million and $2.1 million spread across a variety of other spend categories, partially offset by lower variable compensation of $1.1 million and by lower transaction costs of $0.4 million,

Intangible asset amortization

Intangible asset amortization expense increased to $12.8 million for the three months ended December 30, 2022 compared to $8.2 million for the three months ended December 24, 2021. Increased amortization expense resulted from additional intangible assets acquired in business combinations in fiscal 2022 and 2023.

Interest expense, net

Interest expense, net increased by $2.6 million, or 37.1% to $9.5 million for the three months ended December 30, 2022 compared to $6.9 million for the three months ended December 24, 2021. The increase is primarily due to increased interest rates on our Senior Secured Term Loan Facility.

Other (income) and expense, net

Other (income) and expense, net decreased to $0.0 million other expense for the three months ended December 30, 2022 compared to $0.3 million other income for the three months ended December 24, 2021.

Income tax expense

The Company’s income tax rate increased to 21.9% for the three months ended December 30, 2022 compared to 21.8% for the three months ended December 24, 2021. The increase in the current period effective tax rate was driven by a decrease in the excess tax benefit associated with stock compensation offset by a decrease in state tax expense.

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

Electrical

	Three months ended
(in thousands)	December 30, 2022	December 24, 2021	Change	% Change
Net sales	$638,705	$641,683	$(2,978)	(0.5)%
Adjusted EBITDA	$243,836	$279,547	$(35,711)	(12.8)%
Adjusted EBITDA margin	38.2%	43.6%

Net sales

% Change
Volume	2.9%
Average selling prices	(11.2)%
Foreign exchange	(1.3)%
Acquisitions	9.3%
Other	(0.2)%
Net sales	(0.5)%

Net sales decreased by $3.0 million, or 0.5%, to $638.7 million for the three months ended December 30, 2022 compared to $641.7 million for the three months ended December 24, 2021. The decrease in net sales is primarily attributed to decreased average selling prices of $66.7 million and the unfavorable impact of foreign exchange rates of $7.6 million. These decreases were partially offset by increased net sales of $55.2 million from companies acquired during fiscal 2022 and fiscal 2023 and increased sales volume of $17.5 million, primarily in the metal electrical conduit and fittings and electrical cable and flexible conduit product lines.

Adjusted EBITDA

Adjusted EBITDA for the three months ended December 30, 2022 decreased by $35.7 million, or 12.8%, to $243.8 million from $279.5 million for the three months ended December 24, 2021. Adjusted EBITDA margins decreased to 38.2% for the three months ended December 30, 2022 compared to 43.6% for the three months ended December 24, 2021. The decrease in Adjusted EBITDA and Adjusted EBITDA margins was largely due to lower average selling prices over input costs.

Safety & Infrastructure

	Three months ended
(in thousands)	December 30, 2022	December 24, 2021	Change	% Change
Net sales	$195,259	$200,510	$(5,251)	(2.6)%
Adjusted EBITDA	$33,404	$27,432	$5,972	21.8%
Adjusted EBITDA margin	17.1%	13.7%

Net sales

% Change
Volume	13.9%
Average selling prices	(20.6)%
Acquisitions	3.0%
Other	1.1%
Net sales	(2.6)%

Net sales decreased by $5.3 million, or 2.6%, for the three months ended December 30, 2022 to $195.3 million compared to $200.5 million for the three months ended December 24, 2021. The decrease is primarily attributed to decreased average selling prices of $41.6 million driven by lower input costs of steel partially offset by higher volumes of $28.1 million, primarily in the construction and metal framing product lines, and increased net sales of $6.1 million from companies acquired during fiscal 2022.

Adjusted EBITDA

Adjusted EBITDA increased by $6.0 million, or 21.8%, to $33.4 million for the three months ended December 30, 2022 compared to $27.4 million for the three months ended December 24, 2021. Adjusted EBITDA margins increased to 17.1% for the three months ended December 30, 2022 compared to 13.7% for the three months ended December 24, 2021. The Adjusted EBITDA increase is primarily due to average selling prices declining slower than input costs.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $307.8 million as of December 30, 2022, of which $62.5 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company’s intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund operational needs. As of December 30, 2022, there were no outstanding borrowings under the ABL Credit Facility and $12.1 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $325.0 million and approximately $312.9 million was available under the ABL Credit Facility as of December 30, 2022. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

Limitations on distributions and dividends by subsidiaries

AI, AII, and AIH are each holding companies, and as such have no independent operations or material assets other than ownership of equity interests in their respective subsidiaries. On December 31, 2022, AIH merged into AII, with AII being the surviving entity. Each company depends on its respective subsidiaries to distribute funds to it so that it may pay obligations and expenses, including satisfying obligations with respect to indebtedness. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial and general business conditions, as well as restrictions under the laws of our subsidiaries' jurisdictions.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Three months ended
(in thousands)	December 30, 2022	December 24, 2021
Cash flows provided by (used in):
Operating activities	$198,851	$97,192
Investing activities	(117,187)	(45,024)
Financing activities	(164,831)	(129,048)

Operating activities

During the three months ended December 30, 2022, the Company was provided $198.9 million by operating activities compared to $97.2 million during the three months ended December 24, 2021. The $101.7 million increase in cash provided was primarily due to $81.5 million decrease in cash used in working capital primarily due to lower inventory and accounts receivable as well as $47.2 million of tax impacts, partially offset by decreased operating income.

Investing activities

During the three months ended December 30, 2022, the Company used $117.2 million in investing activities compared to $45.0 million during the three months ended December 24, 2021. Cash used in acquisitions increased in fiscal 2022 by $46.1 million primarily as a result of the acquisition of Elite Polymer in the first quarter of fiscal 2023. The remaining increase in cash used in investing activities was driven by $25.6 million of additional capital expenditures.

Financing Activities

During the three months ended December 30, 2022, the Company used $164.8 million in financing activities compared to $129.0 million used during the three months ended December 24, 2021. The increase in cash used in financing activities is primarily due to $45.5 million more cash used to repurchase common stock during the three months ended December 30, 2022 compared to the same period in the prior year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On November 16, 2021, the board of directors approved a share repurchase program, under which the Company may repurchase up to $400.0 million of its outstanding common stock. On April 26, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase of the Company’s outstanding common stock of $800.0 million. On November 11, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase authorization of the Company’s outstanding stock of $1,300.0 million. The share repurchase program will be funded from the Company’s available cash balances. As of December 30, 2022, there was $650.0 million of purchases remaining under the plan. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

The following table shows our purchases of our common stock under this plan during fiscal 2022 (in thousands, except per share data):

Period (4-5-4 calendar)	Total Number Of Shares Purchased	Avg Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet Be Purchased Under the Program
October 1, 2022 to October 28, 2022	1,422	$87.90	1,422	$175,052
October 29, 2022 to December 2, 2022	262	$95.66	262	$650,018
December 3, 2022 to December 30, 2022	—	$—	—	$650,018
Total	1,684		1,684

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

ATKORE INC.
(Registrant)
Date:	February 1, 2023	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)