Form 10-Q
period 2023-06-30
Atkore Inc.
filed 2023-08-08
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of August 3, 2023, there were 37,793,835 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Nine months ended
(in thousands, except per share data)	Note	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
Net sales		$919,117	$1,061,590	$2,648,872	$2,884,963
Cost of sales		568,316	607,267	1,610,836	1,659,416
Gross profit		350,801	454,323	1,038,036	1,225,547
Selling, general and administrative		103,019	95,952	291,198	263,020
Intangible asset amortization	11	15,192	8,624	42,778	25,554
Operating income		232,590	349,747	704,061	936,973
Interest expense, net		8,682	7,243	26,645	21,676
Other (income) and expense, net	5	3,689	150	7,588	(964)
Income before income taxes		220,219	342,354	669,828	916,261
Income tax expense	6	18,931	88,041	120,854	223,630
Net income		$201,288	$254,313	$548,974	$692,631

Net income per share
Basic	7	$5.20	$5.81	$13.81	$15.30
Diluted	7	$5.13	$5.74	$13.62	$15.10

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended		Nine months ended
(in thousands)	Note	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
Net income		$201,288	$254,313	$548,974	$692,631
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment		4,404	(6,658)	18,128	(10,669)
Change in unrecognized loss related to pension benefit plans	4	132	124	395	373
Total other comprehensive (loss) income	8	4,536	(6,534)	18,523	(10,296)
Comprehensive income		$205,824	$247,779	$567,497	$682,335
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	June 30, 2023	September 30, 2022
Assets
Current Assets:
Cash and cash equivalents		$317,809	$388,751
Accounts receivable, less allowance for current and expected credit losses of $4,523 and $2,544, respectively		566,946	528,904
Inventories, net	9	468,035	454,511
Prepaid expenses and other current assets		130,522	80,654
Total current assets		1,483,312	1,452,820
Property, plant and equipment, net	10	481,714	390,220
Intangible assets, net	11	410,529	382,706
Goodwill	11	312,741	289,330
Right-of-use assets, net		95,147	71,035
Deferred tax assets	6	9,860	9,409
Other long-term assets		3,341	3,476
Total Assets		$2,796,645	$2,598,996
Liabilities and Equity
Current Liabilities:
Accounts payable		279,524	244,100
Income tax payable		3,864	5,521
Accrued compensation and employee benefits		38,563	61,273
Customer liabilities		96,431	99,447
Lease obligations		14,587	13,789
Other current liabilities		88,404	77,781
Total current liabilities		521,372	501,911
Long-term debt	12	762,149	760,537
Long-term lease obligations		81,029	57,975
Deferred tax liabilities	6	16,335	15,640
Other long-term liabilities		13,653	13,146
Total Liabilities		1,394,538	1,349,209
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 37,771,723 and 41,351,350 shares issued and outstanding, respectively		379	415
Treasury stock, held at cost, 260,900 and 260,900 shares, respectively		(2,580)	(2,580)
Additional paid-in capital		503,621	500,117
Retained earnings		932,310	801,981
Accumulated other comprehensive loss	8	(31,623)	(50,146)
Total Equity		1,402,107	1,249,787
Total Liabilities and Equity		$2,796,645	$2,598,996
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Nine months ended
(in thousands)	Note	June 30, 2023	June 24, 2022
Operating activities:
Net income		$548,974	$692,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		84,671	60,467
Deferred income taxes	6	(1,171)	(12,649)
Stock-based compensation		18,100	14,180
Amortization of right-of-use assets		14,713	9,868
Other non-cash adjustments to net income		6,684	13,268
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		(33,501)	(189,306)
Inventories		(13,611)	(152,705)
Prepaid expenses and other current assets		(6,986)	(17,236)
Accounts payable		16,051	15,598
Accrued and other liabilities		(11,580)	13,063
Income taxes		(58,059)	(76,996)
Other, net		(536)	1,592
Net cash provided by operating activities		563,748	371,776
Investing activities:
Capital expenditures		(122,535)	(81,990)
Proceeds from sale of properties and equipment		31	658
Acquisition of businesses, net of cash acquired		(83,385)	(255,361)
Net cash used in investing activities		(205,890)	(336,693)
Financing activities:
Issuance of common stock, net of shares withheld for tax		(14,589)	(24,312)
Repurchase of common stock		(416,023)	(396,929)
Finance lease payments		(990)	—
Net cash used for financing activities		(431,603)	(421,241)
Effects of foreign exchange rate changes on cash and cash equivalents		2,803	(3,481)
Decrease in cash and cash equivalents		(70,942)	(389,639)
Cash and cash equivalents at beginning of period		388,751	576,289
Cash and cash equivalents at end of period		$317,809	$186,650
Supplementary Cash Flow information
Capital expenditures, not yet paid		$10,593	$5,212
Operating lease right-of-use assets obtained in exchange for lease liabilities		$33,677	$2,919
Acquisitions of businesses, not yet paid		$14,125	$3,266
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2022	41,351	$415	$(2,580)	$500,117	$801,981	$(50,146)	$1,249,787
Net income	—	—	—	—	173,492	—	173,492
Other comprehensive loss	—	—	—	—	—	11,324	11,324
Stock-based compensation	—	—	—	5,270	—	—	5,270
Issuance of common stock, net of shares withheld for tax	200	1	—	(14,776)	—	—	(14,775)
Repurchase of common stock	(1,683)	(16)	—	—	(150,040)	—	(150,056)
Balance as of December 30, 2022	39,868	$400	$(2,580)	$490,611	$825,433	$(38,822)	$1,275,042
Net income	—	—	—	—	174,194	—	174,194
Other comprehensive loss	—	—	—	—	—	2,663	2,663
Stock-based compensation	—	—	—	6,863	—	—	6,863
Issuance of common stock, net of shares withheld for tax	44	—	—	336	—	—	336
Repurchase of common stock	(974)	(10)	—	—	(120,293)	—	(120,303)
Balance as of March 31, 2023	38,938	$390	$(2,580)	$497,810	$879,334	$(36,159)	$1,338,795
Net income	—	—	—	—	201,288	—	201,288
Other comprehensive loss	—	—	—	—	—	4,536	4,536
Stock-based compensation	—	—	—	5,966	—	—	5,966
Issuance of common stock, net of shares withheld for tax	3	—	—	(155)		—	(155)
Repurchase of common stock	(1,169)	(11)	—	—	(148,312)	—	(148,323)
Balance as of June 30, 2023	37,772	$379	$(2,580)	$503,621	$932,310	$(31,623)	$1,402,107

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2021	45,997	$461	$(2,580)	$506,921	$388,660	$(28,726)	$864,736
Net income	—	—	—	—	204,843	—	204,843
Other comprehensive income	—	—	—	—	—	(1,333)	(1,333)
Stock-based compensation	—	—	—	3,427	—	—	3,427
Issuance of common stock, net of shares withheld for tax	355	4	—	(24,509)	—	—	(24,505)
Repurchase of common stock	(958)	(10)	—	—	(104,537)	—	(104,547)
Balance as of December 24, 2021	45,394	$455	$(2,580)	$485,839	$488,966	$(30,059)	$942,621
Net income	—	—	—	—	233,477	—	233,477
Other comprehensive (loss)	—	—	—	—	—	(2,429)	(2,429)
Stock-based compensation	—	—	—	6,128	—	—	6,128
Issuance of common stock, net of shares withheld for tax	24	—	—	103	—	—	103
Repurchase of common stock	(1,539)	(15)	—	—	(156,611)	—	(156,626)
Balance as of March 25, 2022	43,879	$440	$(2,580)	$492,070	$565,832	$(32,488)	$1,023,274
Net income	—	—	—	—	254,313	—	254,313
Other comprehensive income	—	—	—	—	—	(6,534)	(6,534)
Stock-based compensation	—	—	—	4,625	—	—	4,625
Issuance of common stock	25	—	—	90	—	—	90
Repurchase of common stock	(1,374)	(14)	—	—	(135,745)	—	(135,759)
Balance as of June 24, 2022	42,530	$426	$(2,580)	$496,785	$684,400	$(39,022)	$1,140,009

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Organization and Ownership Structure — Atkore Inc. (the “Company”, “Atkore” or “AI”) is a leading manufacturer of Electrical products primarily for the non-residential construction and renovation markets and Safety & Infrastructure solutions for the construction and industrial markets. Atkore was incorporated in the State of Delaware on November 4, 2010 under the name Atkore International Group, Inc. As of December 20, 2022, Atkore was the sole stockholder of Atkore International Holdings Inc. (“AIH”), which in turn was the sole stockholder of Atkore International Inc. ("AII"). On December 28, 2022, AIH merged into AII, with AII being the surviving entity. Accordingly, Atkore is now the sole stockholder of AII.

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

Under the Inflation Reduction Act of 2022 (“IRA”), the Company is eligible for tax credits related to the manufacturing and selling of components used in the solar energy industry. These tax credits are transferable under the IRA when they meet certain criteria. When credits do not meet the transferability criteria, the benefit is recognized within the income tax expense in accordance with ASC 740, “Income Taxes.” As a result of internal analysis during the Company’s third quarter of fiscal 2023, the Company concluded that fiscal 2023 tax credits are not transferable and corrected the accounting for solar tax credits. As a result, the Company recognized the benefit of the fiscal 2023 tax credits in its income tax expense.

The Company has contractual arrangements with some customers who purchase credit eligible components to transfer a portion of these tax credits to those customers. In instances where the Company has such arrangements, and the credits are not transferable, the Company may transfer the economic value of the agreed upon portion of the tax credits in a manner agreed upon between the Company and the customer. Pursuant to such contractual arrangements, if the tax credits are eligible for transfer and will be transferred to the customer, the Company identifies two separate performance obligations under these contracts with the first being to transfer the promised goods and the second being to transfer the defined portion of the tax credits earned. The Company allocates the total value of these transactions between the two performance obligations. As a result of this allocation, the Company recognizes a reduction to revenue, similar to a rebate. When the Company does not transfer credits but instead transfers only the economic value, there is only a single performance obligation to transfer the promised goods with transfer of the economic value of the credits recognized as a reduction of revenue.

The solar tax credit receivable is recorded in Prepaid Expenses and Other Current Assets whereas the liability to transfer the defined portion of the tax credits or the economic value is recorded in Customer Liabilities.

For the nine months ended June 30, 2023, the Company has recognized a reduction of revenue of $15,877 for the economic value of tax credits to be transferred and a year to date benefit to income tax expense of $39,799 which reflected the benefit of these tax credits as part of the annual effective tax rate. As of June 30, 2023, the Company has a $15,877 liability for credits to be transferred or the economic value of the credits and a solar tax credit receivable of $20,248. As of June 30, 2023, all activity related to the solar tax credits is within the Safety & Infrastructure segment.

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

Fiscal 2023

On November 7, 2022, Atkore HDPE, LLC, a wholly-owned subsidiary of the Company, acquired the assets of Elite Polymer Solutions (“Elite”), for a purchase price of $90,230, of which $75,981 was paid at closing and an additional purchase price payable of $14,000 was accrued. As of the end of the second quarter of fiscal 2023, an additional $249 working capital true up payment has been made. Elite is a manufacturer of high density polyethylene (HDPE) conduit, primarily serving the telecommunications, utility, and transportation markets. As a result of the acquisition, the Company preliminarily recognized $18,604 of tax deductible goodwill, $68,480 of identifiable intangible assets, of which $68,200 relates to customer relationships with an estimated useful life of 8 years, and $3,146 of working capital and other net tangible assets. As of June 30, 2023, the purchase price allocation has not been finalized as the Company is finalizing working capital, inventory, intangible assets, deferred tax assets and liabilities and fixed asset fair values.

The acquisition in fiscal 2023 was funded using cash-on-hand. The Company incurred approximately $933 in acquisition-related expenses for fiscal 2023, which was recorded as a component of selling, general and administrative expenses.

Net sales and net income of the above acquisition are included in the condensed consolidated financial statement of operations for the post-acquisition period. Due to the immaterial nature of this acquisition, the Company did not include the pro forma results of operations for this acquisition for the current period or the previous interim period.

Fiscal 2022

On August 31, 2022, Atkore International Inc., and Atkore HDPE, LLC, wholly-owned subsidiaries of the Company, acquired the outstanding stock of two separate, but related, companies doing business as Cascade Poly Pipe & Conduit (“Cascade”) and Northwest Polymers, for a total purchase price of $62,100, of which $52,738 was paid at closing and an additional purchase price payable of $9,362 was accrued. As of the end of the second quarter of fiscal 2023, the Company paid $3,111 of the accrued purchase price. Cascade is a manufacturer specializing in smooth wall HDPE conduit made from recycled materials, primarily serving the telecommunications, utility and datacom markets. Northwest Polymers is a leading recycler of PVC, HDPE and other plastics and a strategic supply partner to Cascade and other manufacturers. The Company finalized the purchase price allocation of these companies in the third quarter of fiscal 2023.

On June 22, 2022, Atkore International Inc., a wholly-owned subsidiary of the Company acquired all of the outstanding stock of United Poly Systems, LLC (“United Poly”), for a purchase price of $227,420. United Poly is a manufacturer of high density polyethylene (“HDPE”) pressure pipe and conduit, primarily serving the telecommunications, water infrastructure, renewables and energy markets. The Company finalized the purchase price allocation of United Poly in the third quarter of fiscal 2023.

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

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their fair values. The following table summarizes the Level 3 fair values assigned to the net assets acquired and liabilities assumed as of the acquisition date for fiscal 2022:

(in thousands)	United Poly	Other	Total
Fair value of consideration transferred:
Cash consideration	$227,420	$93,044	$320,464
Purchase price payable	—	12,628	12,628
Working Capital Adjustment	—	668	668
Total consideration transferred	$227,420	$106,340	$333,760
Fair value of assets acquired and liabilities assumed:
Cash	11,514	126	11,640
Accounts receivable	23,679	9,291	32,970
Inventories	13,455	8,111	21,566
Intangible assets	128,840	54,330	183,170
Fixed assets	13,648	8,533	22,181
Accounts payable	(11,940)	(5,086)	(17,026)
Income taxes	(15,542)	(2,075)	(17,617)
Other	(2,751)	245	(2,506)
Net assets acquired	160,903	73,475	234,378
Excess purchase price attributed to goodwill acquired	$66,517	$32,865	$99,382

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

The following table presents unaudited pro forma results of operations for the Company and all companies acquired in fiscal 2022 as if those acquisitions had occurred on October 1, 2021. The results presented below are for the three and nine months ended:

	Three months ended	Nine months ended
(in thousands)	June 24, 2022	June 24, 2022
Pro forma net sales	$1,096,866	$2,992,265
Pro forma net income	256,356	696,012
The pro forma condensed financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company if the closing of the acquisitions in the current year had been completed on October 1, 2021, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma financial information for the three and nine months ended June 24, 2022 were pro forma adjustments to reflect the results of operations of the acquisitions in the current year as though those acquisitions were completed as of the beginning of October 1, 2021, as well as the impact of amortizing certain acquisition accounting adjustments such as amortizable intangible assets. The pro forma financial information neither indicates the impact of possible business model changes nor considers any potential impact of current market conditions, expense efficiencies or other factors.

4. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended		Nine months ended
(in thousands)	Note	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
Interest cost		$1,294	$739	$3,882	$2,218
Expected return on plan assets		(1,257)	(1,348)	(3,771)	(4,044)
Amortization of actuarial loss		167	158	501	473
Net periodic benefit cost (credit)	5	$204	$(451)	$612	$(1,353)

5. OTHER (INCOME) AND EXPENSE, NET

Other (income) and expense, net consisted of the following:

	Three months ended		Nine months ended
(in thousands)	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
Undesignated foreign currency derivative instruments	$—	$(2,662)	$—	$(3,472)
Loss on assets held for sale	3,919	—	7,577	—
Foreign exchange loss (gain) on intercompany loans	(316)	3,263	(482)	3,860
Pension-related benefits	86	(451)	493	(1,352)
Other (income) and expense, net	$3,689	$150	$7,588	$(964)
The Company recognized an impairment of $3,919 on assets related to the Company’s operations in Russia for the three months ended June 30, 2023 and cumulative impairment of $7,577 for those same operations for the nine months ended June 30, 2023. As of June 30, 2023, the Company is finalizing plans to exit its operations in Russia and expects to sell the related business at a loss, which resulted in the impairment charge taken during the quarter.

6. INCOME TAXES

For the three months ended June 30, 2023 and June 24, 2022, the Company’s effective tax rate attributable to income before income taxes was 8.6% and 25.7%, respectively. For the three months ended June 30, 2023 and June 24, 2022, the Company’s income tax expense was $18,931 and $88,041 respectively. The decrease in the current period effective tax rate was driven by the benefit related to solar energy tax credits enacted as part of the IRA.

For the nine months ended June 30, 2023 and June 24, 2022, the Company’s effective tax rate attributable to income before income taxes was 18.0% and 24.4%, respectively. For the nine months ended June 30, 2023 and June 24, 2022, the Company’s income tax expense was $120,854 and $223,630 respectively. The decrease in the current period effective tax rate was driven by the benefit related to solar energy tax credits enacted as part of the IRA.

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

On August 16, 2022, IRA was enacted into law. The IRA contains significant tax law changes, including a corporate alternative minimum tax of 15% on adjusted financial statement income, which if applicable for the Company would be effective beginning October 1, 2023, a 1% excise tax on stock repurchases and various tax incentives which include, but are not limited to, credits related to the manufacturing of solar powered energy, both of which have taken effect as of January 1, 2023. The Company is eligible for an $0.87 per kilogram credit on torque tubes manufactured and sold after the effective date. The Company recognized a year to date $39,799 benefit in its income tax expense in the third quarter of fiscal 2023 which reflected the benefit of these credits as part of the annual effective tax rate. This benefit included the value of the credit generated and other tax benefits derived from the accounting treatment described in Note 2, “Revenue from Contracts with Customers”.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in thousands, except per share data)	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
Numerator:
Net income	$201,288	$254,313	$548,974	$692,631
Less: Undistributed earnings allocated to participating securities	3,086	3,883	8,457	11,002
Net income available to common shareholders	$198,202	$250,430	$540,517	$681,629

Denominator:
Basic weighted average common shares outstanding	38,132	43,072	39,143	44,553
Effect of dilutive securities: Non-participating employee stock options (1)	525	558	529	578
Diluted weighted average common shares outstanding	38,657	43,630	39,672	45,131
Basic earnings per share	$5.20	$5.81	$13.81	$15.30
Diluted earnings per share	$5.13	$5.74	$13.62	$15.10

(1) Stock options to purchase shares of common stock that would have been anti-dilutive are not included in the calculation. There were no anti-dilutive options outstanding during the three months ended June 30, 2023 and June 24, 2022. Additionally, there were no anti-dilutive options outstanding during the nine months ended June 30, 2023 and June 24, 2022, respectively.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component for the three months ended June 30, 2023 and June 24, 2022.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of March 31, 2023	$(16,532)	$(19,627)	$(36,159)
Other comprehensive loss before reclassifications	—	4,404	4,404
Amounts reclassified from accumulated other comprehensive income, net of tax	132	—	132
Net current period other comprehensive income (loss)	132	4,404	4,536
Balance as of June 30, 2023	$(16,400)	$(15,223)	$(31,623)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of March 25, 2022	$(19,068)	$(13,420)	$(32,488)
Other comprehensive income before reclassifications	—	(6,657)	(6,657)
Amounts reclassified from accumulated other comprehensive income, net of tax	123	—	123
Net current period other comprehensive income	123	(6,657)	(6,534)
Balance as of June 24, 2022	$(18,945)	$(20,077)	$(39,022)

The following tables present the changes in accumulated other comprehensive loss by component for the nine months ended June 30, 2023 and June 24, 2022.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2022	$(16,795)	$(33,351)	$(50,146)
Other comprehensive loss before reclassifications	—	18,128	18,128
Amounts reclassified from accumulated other comprehensive income, net of tax	395	—	395
Net current period other comprehensive income (loss)	395	18,128	18,523
Balance as of June 30, 2023	$(16,400)	$(15,223)	$(31,623)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2021	$(19,318)	$(9,408)	$(28,726)
Other comprehensive income before reclassifications	—	(10,669)	(10,669)
Amounts reclassified from accumulated other comprehensive income, net of tax	373	—	373
Net current period other comprehensive income	373	(10,669)	(10,296)
Balance as of June 24, 2022	$(18,945)	$(20,077)	$(39,022)

9. INVENTORIES, NET

A majority of the Company’s inventories are recorded at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 83% and 82% of the Company’s inventories were valued at the lower of LIFO cost or market at June 30, 2023 and September 30, 2022, respectively. Interim LIFO determinations, including those at June 30, 2023, are based on management’s estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	June 30, 2023	September 30, 2022
Purchased materials and manufactured parts, net	$205,799	$166,038
Work in process, net	55,115	61,182
Finished goods, net	207,121	227,291
Inventories, net	$468,035	$454,511

Total inventories would be $39,177 higher and $64,550 higher than reported as of June 30, 2023 and September 30, 2022, respectively, if the first-in, first-out method was used for all inventories. As of June 30, 2023, and September 30, 2022, the excess and obsolete inventory reserve was $27,422 and $18,996, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2023, and September 30, 2022, property, plant and equipment and accumulated depreciation were as follows:

(in thousands)	June 30, 2023	September 30, 2022
Land	$29,224	$22,113
Buildings and related improvements	181,036	172,633
Machinery and equipment	503,029	427,460
Leasehold improvements	15,843	10,512
Software	42,628	36,884
Construction in progress	132,070	99,491
Property, plant and equipment, at cost	903,830	769,093
Accumulated depreciation	(422,115)	(378,873)
Property, plant and equipment, net	$481,714	$390,220

Depreciation expense for the three months ended June 30, 2023 and June 24, 2022 totaled $14,913 and $11,804 respectively. Depreciation expense for the nine months ended June 30, 2023 and June 24, 2022 totaled $41,893 and $34,914 respectively.

11. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2022	$236,708	$52,622	$289,330
Goodwill acquired during year	18,604	14	18,618
Impairment	(1,721)	—	(1,721)
Other purchase accounting adjustments	1,989	—	1,989
Exchange rate effects	4,311	214	4,525
Balance as of June 30, 2023	$259,891	$52,850	$312,741

Goodwill balances as of June 30, 2023 included $5,645 and $43,000 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively. As described in Note 5, “Other (Income) and Expense, net”, the Company is finalizing plans to exit operations in Russia and expects to sell the related business at a loss. The Company recognized an impairment of $7,577 for the nine months ended June 30, 2023, which includes $1,721 of impaired goodwill that was allocated from the reporting unit on a relative fair value basis.

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

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible asset:

		June 30, 2023			September 30, 2022
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$598,584	$(305,474)	$293,110	$532,768	$(267,940)	$264,828
Other	8	43,880	(19,297)	24,583	35,681	(10,602)	25,079
Total		642,464	(324,771)	317,693	568,449	(278,542)	289,907
Indefinite-lived intangible assets:
Trade names		92,836	—	92,836	92,799	—	92,799
Total		$735,300	$(324,771)	$410,529	$661,248	$(278,542)	$382,706

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Amortization expense for the three months ended June 30, 2023 and June 24, 2022 was $15,192 and $8,624, respectively. Amortization expense for the nine months ended June 30, 2023 and June 24, 2022 was $42,778 and $25,554, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2023 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2023	$15,007
2024	54,636
2025	43,571
2026	40,965
2027	39,818
2028	29,494
Thereafter	94,202
Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

12. DEBT

Debt as of June 30, 2023 and September 30, 2022 was as follows:

(in thousands)	June 30, 2023	September 30, 2022
Senior Secured Term Loan Facility due May 26, 2028	$371,595	$371,381
Senior Notes due June 2031	400,000	400,000
Deferred financing costs	(9,446)	(10,844)
Long-term debt	$762,149	$760,537

The asset-based credit facility (the “ABL Credit Facility”) has aggregate commitments of $325,000. AII is the borrower under the ABL Credit Facility which is guaranteed by the Company and all other subsidiaries of the Company (other than AII) that are guarantors of the Senior Notes. AII’s availability under the ABL Credit Facility was $322,406 as of June 30, 2023 and $312,905 as of September 30, 2022.

New Senior Secured Term Loan Facility - On May 26, 2021, the Company entered into a new $400.0 million senior secured term loan facility (the “New Senior Secured Term Loan Facility”). The New Senior Secured Term Loan Facility will mature on May 26, 2028 and borrowings thereunder initially bearing interest at the rate of either (x) the London Inter-Bank Offered Rate (“LIBOR”) (with a floor of 0.50%) plus 2.00%, or (y) an alternate base rate (with a floor of 1.50%) plus 1.00%. The New Senior Secured Term Loan Facility has an annual amortization rate of 1.00%.

On March 15, 2023, the Company entered into an amendment to the New Senior Secured Term Loan Facility to implement a forward-looking interest rate based on the Secured Overnight Financing Rate (“SOFR”) in lieu of LIBOR, consisting of an applicable margin of 2.00% and a credit spread adjustment of (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period.

ABL Credit Facility — On August 28 2020, AII amended the ABL Credit Facility (the “Amended ABL Credit Facility”). The amendment, among other things, extended the maturity of the facility to August 28, 2023, and increased the interest rate margins applicable to loans under the facility to (i) in the case of United States dollar-denominated loans, either (x) LIBOR plus an applicable margin ranging from 1.75% to 2.25%, or (y) an alternate base rate plus an applicable margin ranging from 0.75% to 1.25%, each based on available loan commitments or (ii) in the case of Canadian dollar-denominated loans, either (x) the BA rate plus an applicable margin ranging from 1.75% to 2.25% or (y) a Canadian prime rate plus an applicable margin ranging from 0.75% to 1.25%, each based on available loan commitments. The Amended ABL Credit Facility bears a commitment fee, payable quarterly in arrears, of 0.375% per annum. The Amended ABL Credit Facility also bears customary letter of credit fees. The revisions to the ABL Credit Facility were accounted for as a debt extinguishment, resulting in immediate expensing of unamortized financing costs of $273 for the year ended September 30, 2020.

On May 26, 2021, the Company entered into an amendment to the Amended ABL Credit Facility. The amendment (i) extends the maturity of the facility to the earlier of five years from entering into the amendment or 91 days prior to the maturity date of the New Senior Secured Term Loan Facility if at least $100.0 million of obligations remain outstanding under the New Senior Secured Term Loan Facility on such date (ii) decreases the interest rate margins applicable to loans under the facility to (a) in the case of United States dollar-denominated loans, either (x) LIBOR plus an applicable margin ranging from 1.25% to 1.75%, or (y) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% or (b) in the case of Canadian dollar-denominated loans, either (x) the bankers acceptance rate plus an applicable margin ranging from 1.25% to 1.75% or (y) a Canadian prime rate plus an applicable margin ranging from 0.25% to 0.75%. (iii) decreases the fee payable with respect to unutilized availability under the facility from 0.375% to 0.30%, and depending on the remaining availability under the Amended ABL Credit Facility the rate may decrease to 0.25% and (iv) made certain other changes agreed upon by the lenders under the Amended ABL Credit Facility.

Further, on March 24, 2023, the Company entered into an amendment to the Amended ABL Credit Facility to implement a forward-looking interest rate based on SOFR in lieu of LIBOR, consisting of an applicable margin ranging from 1.25% to 1.75% and a credit spread adjustment of 0.10%.

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

The Company had no active forward currency contracts or other derivative instruments as of June 30, 2023 or September 30, 2022, with the last such contract having expired in the third quarter of fiscal 2022.

The following table presents the Company’s assets and liabilities measured at fair value:

	June 30, 2023		September 30, 2022
(in thousands)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$225,181	$—	$291,757	$—

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	June 30, 2023		September 30, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan Facility due May 26, 2028	$373,000	$374,399	$373,000	$370,203
Senior Notes due June 2031	400,000	345,604	400,000	318,912
Total Debt	$773,000	$720,003	$773,000	$689,115

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

14. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of June 30, 2023, such obligations were $203,675 for the rest of fiscal year 2023 and $10,867 for fiscal year 2024 and beyond. These amounts represent open purchase orders for materials used in production.

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

As of the date of this filing, no Special Product Claims are currently pending against the Company as JCI has resolved all claims at their sole cost and expense. Accordingly, at this time, the Company does not expect the outcome of the Special Products Claims proceedings, either individually or in the aggregate, to have a material adverse effect on its business, financial condition, results of operations or cash flows, and the Company believes that its reserves are adequate for all remaining contingencies for Special Products Claims and other product liabilities.

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

15. GUARANTEES

The Company had outstanding letters of credit totaling $2,594 supporting workers’ compensation and general liability insurance policies as of June 30, 2023. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $35,812 as of June 30, 2023.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, stock-based compensation, loss on extinguishment of debt, certain legal matters, and other items, such as inventory reserves and adjustments, (gain) loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives, gain on purchase of business, loss on assets held for sale, restructuring costs and transaction costs.

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

	Three months ended
	June 30, 2023			June 24, 2022
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$705,603	$14	$266,556	$819,845	$1,721	$351,466
Safety & Infrastructure	213,514	92	21,493	241,745	164	45,669
Eliminations	—	(106)		—	(1,885)
Consolidated operations	$919,117	$—		$1,061,590	$—

	Nine months ended
	June 30, 2023			June 24, 2022
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$2,025,263	$24	$767,276	$2,218,535	$1,947	$961,983
Safety & Infrastructure	623,609	310	88,091	666,428	276	102,018
Eliminations	—	(334)		—	(2,223)
Consolidated operations	$2,648,872	$—		$2,884,963	$—

Presented below is a reconciliation of operating Segment Adjusted EBITDA to Income before income taxes:

	Three months ended		Nine months ended
(in thousands)	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
Operating segment Adjusted EBITDA
Electrical	$266,556	$351,466	$767,276	$961,983
Safety & Infrastructure	21,493	45,669	88,091	102,018
Total	$288,049	$397,135	$855,367	$1,064,001
Unallocated expenses (a)	(17,787)	(19,605)	(45,218)	(47,295)
Depreciation and amortization	(30,105)	(20,428)	(84,671)	(60,467)
Interest expense, net	(8,682)	(7,243)	(26,645)	(21,676)
Stock-based compensation	(5,966)	(4,625)	(18,100)	(14,180)
Other (b)	(5,289)	(2,880)	(10,906)	(4,122)
Income before income taxes	$220,219	$342,354	$669,828	$916,261

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.
(b) Represents other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, release of indemnified uncertain tax positions, gain on purchase of business. loss on assets held for sale, realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives, and restructuring charges.

The Company’s net sales by geography were as follows for the three months ended and the nine months ended June 30, 2023 and June 24, 2022:

	Three months ended		Nine months ended
(in thousands)	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
United States	$824,356	$961,954	$2,374,005	$2,614,937
Other Americas	27,026	30,094	70,643	77,230
Europe	56,568	56,952	170,387	160,115
Asia-Pacific	11,167	12,588	33,837	32,681
Total	$919,117	$1,061,590	$2,648,872	$2,884,963

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in either period for the three months ended and the nine months ended June 30, 2023 and June 24, 2022:

	Three months ended		Nine months ended
(in thousands)	June 30, 2023	June 24, 2022	June 30, 2023	June 24, 2022
Metal Electrical Conduit and Fittings	$148,439	$181,196	$387,919	$484,122
Electrical Cable & Flexible Conduit	133,414	142,298	386,925	395,237
Plastic Pipe and Conduit	322,966	389,438	962,270	1,053,203
Other Electrical products	100,784	106,913	288,149	285,973
Electrical	705,603	819,845	2,025,263	2,218,535

Mechanical Pipe	98,841	115,156	276,342	339,217
Other Safety & Infrastructure products	114,672	126,589	347,267	327,211
Safety & Infrastructure	213,514	241,745	623,609	666,428
Net sales	$919,117	$1,061,590	$2,648,872	$2,884,963

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

RESULTS OF OPERATIONS

The consolidated results of operations for the three months ended June 30, 2023 and June 24, 2022 were as follows:

	Three months ended
(in thousands)	June 30, 2023	June 24, 2022	Change	% Change
Net sales	$919,117	$1,061,590	$(142,473)	(13.4)%
Cost of sales	568,316	607,267	(38,951)	(6.4)%
Gross profit	350,801	454,323	(103,522)	(22.8)%
Selling, general and administrative	103,019	95,952	7,067	7.4%
Intangible asset amortization	15,192	8,624	6,568	76.2%
Operating income	232,590	349,747	(117,157)	(33.5)%
Interest expense, net	8,682	7,243	1,439	19.9%
Other (income) and expense, net	3,689	150	3,539	2,359.3%
Income before income taxes	220,219	342,354	(122,135)	(35.7)%
Income tax expense	18,931	88,041	(69,110)	(78.5)%
Net income	$201,288	$254,313	$(53,025)	(20.9)%

Net sales

% Change
Volume	1.8%
Average selling prices	(18.5)%
Solar tax credits to be transferred	(1.1)%
Foreign exchange	(0.2)%
Acquisitions	4.5%
Other	0.1%
Net sales	(13.4)%

Net sales decreased by $142.5 million, or 13.4%, to $919.1 million for the three months ended June 30, 2023, compared to $1,061.6 million for the three months ended June 24, 2022. The decrease in net sales is primarily attributed to decreased average selling prices across the Company’s products of $196.3 million as a result of expected pricing normalization and the economic value of solar tax credits to be transferred to certain customers of $11.5 million. This decrease was partially offset by increased net sales of $47.7 million from companies acquired during fiscal 2022 and fiscal 2023 and increased sales volume of $19.6 million.

Cost of sales

% Change
Volume	1.7%
Average input costs	(15.1)%
Solar tax credits adjustment	1.0%
Acquisitions	5.6%
Other	0.4%
Cost of sales	(6.4)%

Cost of sales decreased by $39.0 million, or 6.4%, to $568.3 million for the three months ended June 30, 2023 compared to $607.3 million for the three months ended June 24, 2022. The decrease was primarily due to lower input costs of steel, copper and PVC resin of $91.7 million and adjustments to solar tax credit accounting from the second quarter of fiscal 2023 of $6.0 million. This was partially offset by recent acquisitions during fiscal 2022 and fiscal 2023 of $34.1 million and higher sales volume of $10.5 million.

Selling, general and administrative

Selling, general and administrative expenses increased by $7.1 million, or 7.4%, to $103.0 million for the three months ended June 30, 2023 compared to $96.0 million for the three months ended June 24, 2022. The increase was primarily due to increased general spending on business improvement initiatives of $12.1 million, recent acquisitions in fiscal 2022 and 2023 of $3.4 million and $2.2 million spread across a variety of other spend categories, partially offset by lower variable compensation and commissions of $8.8 million and by lower transaction costs of $1.8 million,

Intangible asset amortization

Intangible asset amortization expense increased to $15.2 million for the three months ended June 30, 2023 compared to $8.6 million for the three months ended June 24, 2022. The increase in amortization expense resulted from additional intangible assets acquired in business combinations in fiscal 2022 and 2023.

Interest expense, net

Interest expense, net increased by $1.4 million, or 19.9% to $8.7 million for the three months ended June 30, 2023 compared to $7.2 million for the three months ended June 24, 2022. The increase is primarily due to increased interest rates on the Company’s Senior Secured Term Loan Facility.

Other (income) and expense, net

Other (income) and expense, net increased to $3.7 million other expense for the three months ended June 30, 2023 compared to $0.2 million other expense for the three months ended June 24, 2022. The increase in expense is primarily due to impairments recognized in connection with the Company’s plans to exit from operations in Russia of $3.7 million.

Income tax expense

The Company’s income tax rate decreased to 8.6% for the three months ended June 30, 2023 compared to 25.7% for the three months ended June 24, 2022. The decrease in the current period effective tax rate was driven by a year to date correction of $39.8 million in the third quarter of fiscal 2023 which reflected the benefit of solar tax credits as part of the annual effective tax rate. This amount included $24.8 million of benefit related to the first two quarters of fiscal 2023.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, stock-based compensation, loss on extinguishment of debt, certain legal matters, and other items, such as inventory reserves and adjustments, (gain) loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives, gain on purchase of business, loss on assets held for sale, restructuring costs and transaction costs. We define segment Adjusted EBITDA margin as segment Adjusted EBITDA as a percentage of segment Net sales.

Electrical

	Three months ended
(in thousands)	June 30, 2023	June 24, 2022	Change	% Change
Net sales	$705,617	$821,566	$(115,949)	(14.1)%
Adjusted EBITDA	$266,556	$351,466	$(84,910)	(24.2)%
Adjusted EBITDA margin	37.8%	42.8%

Net sales

% Change
Volume	0.2%
Average selling prices	(19.6)%
Acquisitions	5.7%
Other	(0.4)%
Net sales	(14.1)%

Net sales decreased by $115.9 million, or 14.1%, to $705.6 million for the three months ended June 30, 2023 compared to $821.6 million for the three months ended June 24, 2022. The decrease in net sales is primarily attributed to decreased average selling prices of $160.9 million as a result of expected pricing normalization, partially offset by increased net sales of $46.9 million from companies acquired during fiscal 2022 and fiscal 2023 and increased sales volume of $1.8 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2023 decreased by $84.9 million, or 24.2%, to $266.6 million from $351.5 million for the three months ended June 24, 2022. Adjusted EBITDA margins decreased to 37.8% for the three months ended June 30, 2023 compared to 42.8% for the three months ended June 24, 2022. The decrease in Adjusted EBITDA and Adjusted EBITDA margins was largely due to lower average selling prices over input costs.

Safety & Infrastructure

	Three months ended
(in thousands)	June 30, 2023	June 24, 2022	Change	% Change
Net sales	$213,606	$241,909	$(28,303)	(11.7)%
Adjusted EBITDA	$21,493	$45,669	$(24,176)	(52.9)%
Adjusted EBITDA margin	10.1%	18.9%

Net sales

% Change
Volume	7.3%
Average selling prices	(14.6)%
Solar tax credits to be transferred	(4.8)%
Other	0.4%
Net sales	(11.7)%

Net sales decreased by $28.3 million, or 11.7%, for the three months ended June 30, 2023 to $213.6 million compared to $241.9 million for the three months ended June 24, 2022. The decrease is primarily attributed to decreased average selling prices of $35.4 million driven by lower input costs of steel and the economic value of solar tax credits to be transferred to certain customers of $11.5 million, partially offset by higher volumes of $17.8 million, primarily in the mechanical tube, construction and metal framing product lines.

Adjusted EBITDA

Adjusted EBITDA decreased by $24.2 million, or 52.9%, to $21.5 million for the three months ended June 30, 2023 compared to $45.7 million for the three months ended June 24, 2022. Adjusted EBITDA margins decreased to 10.1% for the three months ended June 30, 2023 compared to 18.9% for the three months ended June 24, 2022. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to lower average selling prices over input costs and the impacts of solar tax credit accounting. The impacts of solar tax credit accounting included an $11.5 million reduction of sales as well as an increase of cost of sales of $6.0 million for tax credits that had previously been recorded as a reduction of cost of sales.

The consolidated results of operations for the nine months ended June 30, 2023 and June 24, 2022 were as follows:

	Nine months ended
(in thousands)	June 30, 2023	June 24, 2022	Change	% Change
Net sales	$2,648,872	$2,884,963	$(236,091)	(8.2)%
Cost of sales	1,610,836	1,659,416	(48,580)	(2.9)%
Gross profit	1,038,036	1,225,547	(187,511)	(15.3)%
Selling, general and administrative	291,198	263,020	28,178	10.7%
Intangible asset amortization	42,778	25,554	17,224	67.4%
Operating income	704,061	936,973	(232,912)	(24.9)%
Interest expense, net	26,645	21,676	4,969	22.9%
Other (income) and expense, net	7,588	(964)	8,552	(887.1)%
Income before income taxes	669,828	916,261	(246,433)	(26.9)%
Income tax expense	120,854	223,630	(102,776)	(46.0)%
Net income	$548,974	$692,631	$(143,657)	(20.7)%

Net sales

% Change
Volume	3.7%
Average selling prices	(16.4)%
Solar tax credits to be transferred	(0.5)%
Foreign exchange	(0.6)%
Acquisitions	5.5%
Other	0.1%
Net sales	(8.2)%

Net sales decreased by $236.1 million, or 8.2%, to $2,648.9 million for the nine months ended June 30, 2023, compared to $2,885.0 million for the nine months ended June 24, 2022. The decrease in net sales is primarily attributed to decreased average selling prices of $472.8 million, the unfavorable impact of foreign exchange rates of $16.2 million and the economic value of solar tax credits to be transferred to certain customers of $15.9 million. These decreases are partially offset by increased net sales of $158.5 million from companies acquired during fiscal 2022 and fiscal 2023 and increased sales volume of $105.8 million across varying product categories within both the Electrical and the Safety & Infrastructure segments.

Cost of sales

% Change
Volume	4.8%
Average input costs	(14.9)%
Foreign exchange	(0.8)%
Acquisitions	7.3%
Other	0.7%
Cost of sales	(2.9)%

Cost of sales decreased by $48.6 million, or 2.9% to $1,610.8 million for the nine months ended June 30, 2023 compared to $1,659.4 million for the nine months ended June 24, 2022. The decrease in cost of sales was primarily due to lower input costs for steel, copper and resin of $250.1 million. This was partially offset by recent acquisitions in fiscal 2022 and fiscal 2023 of $121.5 million and by higher sales volume of $79.6 million across varying product categories within both the Electrical and the Safety & Infrastructure segments.

Selling, general and administrative

Selling, general and administrative expenses increased by $28.2 million, or 10.7% to $291.2 million for the nine months ended June 30, 2023 compared to $263.0 million for the nine months ended June 24, 2022. The increase was primarily due to increased general spending on business improvement initiatives of $26.2 million, recent acquisitions in fiscal 2022 and 2023 of $13.2 million, and $9.9 million spread across a variety of other spend categories. These increases were partially offset by lower commissions and variable compensation of $18.7 million and lower transaction costs of $2.4 million.

Intangible asset amortization

Intangible asset amortization expense increased to $42.8 million for the nine months ended June 30, 2023 compared to $25.6 million for the nine months ended June 24, 2022. Increased amortization expense resulted from additional intangible assets acquired in business combinations in fiscal 2022 and 2023.

Interest expense, net

Interest expense, net, increased by $5.0 million, or 22.9% to $26.6 million for the nine months ended June 30, 2023 compared to $21.7 million for the nine months ended June 24, 2022. The increase is primarily due to increased interest rates on the Company’s Senior Secured Term Loan Facility.

Other (income) and expense, net

Other (income) and expense, net increased to $7.6 million of other expense for the nine months ended June 30, 2023 compared to $1.0 million of other income for the nine months ended June 24, 2022. The increase in expense is primarily due to impairments recognized in connection with the Company’s plans to exit from operations in Russia of $7.6 million.

Income tax expense

The Company’s income tax rate decreased to 18.0% for the nine months ended June 30, 2023 compared to 24.4% for the nine months ended June 24, 2022. The decrease in the current period effective tax rate was driven by the benefit related to solar energy tax credits enacted as part of the IRA legislation.

SEGMENT RESULTS

Electrical

	Nine months ended
(in thousands)	June 30, 2023	June 24, 2022	Change	% Change
Net sales	$2,025,287	$2,220,482	$(195,195)	(8.8)%
Adjusted EBITDA	$767,276	$961,983	$(194,707)	(20.2)%
Adjusted EBITDA margin	37.9%	43.3%

Net sales

% Change
Volume	0.6%
Average selling prices	(15.4)%
Foreign exchange	(0.7)%
Acquisitions	6.8%
Other	(0.1)%
Net sales	(8.8)%

Net sales decreased by $195.2 million, or 8.8%, to $2,025.3 million for the nine months ended June 30, 2023 compared to $2,220.5 million for the nine months ended June 24, 2022. The decrease in net sales is primarily attributed to decreased average selling prices of $342.2 million and the unfavorable impact of foreign exchange rates of $15.4 million. These decreases were partially offset by companies acquired during fiscal 2022 and fiscal 2023 of $149.9 million and increased sales volume of $14.0 million.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended June 30, 2023 decreased by $194.7 million, or 20.2%, to $767.3 million from $962.0 million for the nine months ended June 24, 2022. Adjusted EBITDA margins decreased to 37.9% for the nine months ended June 30, 2023 compared to 43.3% for the nine months ended June 24, 2022. The decrease in Adjusted EBITDA and Adjusted EBITDA margins was largely due to lower average selling prices over input costs.

Safety & Infrastructure

	Nine months ended
(in thousands)	June 30, 2023	June 24, 2022	Change	% Change
Net sales	$623,919	$666,704	$(42,785)	(6.4)%
Adjusted EBITDA	$88,091	$102,018	$(13,927)	(13.7)%
Adjusted EBITDA margin	14.1%	15.3%
Net sales

Change (%)
Volume	13.7%
Average selling prices	(19.5)%
Acquisitions	1.3%
Other	(1.9)%
Net sales	(6.4)%

Net sales decreased by $42.8 million, or 6.4%, for the nine months ended June 30, 2023 to $623.9 million compared to $666.7 million for the nine months ended June 24, 2022. The decrease is primarily attributed to decreased average selling prices of $130.7 million and the economic value of solar tax credits to be transferred to certain customers of $15.9 million. This was partially offset by higher volumes of $91.9 million and net sales of $8.6 million from companies acquired during fiscal 2022.

Adjusted EBITDA

Adjusted EBITDA decreased $13.9 million, or 13.7%, to $88.1 million for the nine months ended June 30, 2023 compared to $102.0 million for the nine months ended June 24, 2022. Adjusted EBITDA margins decreased to 14.1% for the nine months ended June 30, 2023 compared to 15.3% for the nine months ended June 24, 2022. The decrease in Adjusted EBITDA and Adjusted EBITDA margins was largely due to lower average selling prices over input costs and the impacts of solar tax credit accounting.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $317.8 million as of June 30, 2023, of which $72.4 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company’s intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund operational needs. As of June 30, 2023, there were no outstanding borrowings under the ABL Credit Facility and $2.6 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $325.0 million and approximately $322.4 million was available under the ABL Credit Facility as of June 30, 2023. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

Limitations on distributions and dividends by subsidiaries

AI and AII are each holding companies, and as such have no independent operations or material assets other than ownership of equity interests in their respective subsidiaries. Each company depends on its respective subsidiaries to distribute funds to it so that it may pay obligations and expenses, including satisfying obligations with respect to indebtedness. The ability of our subsidiaries to make distributions and dividends to us depends on their operating results, cash requirements and financial and general business conditions, as well as restrictions under the laws of our subsidiaries' jurisdictions.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Nine months ended
(in thousands)	June 30, 2023	June 24, 2022
Cash flows provided by (used in):
Operating activities	$563,748	$371,776
Investing activities	(205,890)	(336,693)
Financing activities	(431,603)	(421,241)

Operating activities

During the nine months ended June 30, 2023, the Company was provided $563.7 million by operating activities compared to $371.8 million during the nine months ended June 24, 2022. The $192.0 million increase in cash provided was primarily due to $278.8 million decrease in cash used in working capital primarily due to lower inventory and accounts receivable as well as $133.2 million of tax impacts, partially offset by decreased operating income.

Investing activities

During the nine months ended June 30, 2023, the Company used $205.9 million in investing activities compared to $336.7 million during the nine months ended June 24, 2022. Cash used in acquisitions decreased in fiscal 2023 by $172.0 million primarily as a result of the acquisition of United Poly Systems in the third quarter of fiscal 2022. This decrease in cash used in investing activities was partially offset by higher cash used of $40.5 million related to capital expenditures in fiscal 2023.

Financing Activities

During the nine months ended June 30, 2023, the Company used $431.6 million in financing activities compared to $421.2 million used during the nine months ended June 24, 2022. The increase in cash used in financing activities is primarily due to $19.1 million more cash used to repurchase common stock during the nine months ended June 30, 2023 compared to the same period in the prior year partially offset by $9.7 million less in issuance of common stock, net of shares withheld for tax.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties disclosed in the Company’s filings with the U.S. Securities and Exchange Commission, including but not limited to the Company’s most recent Annual Reports on Form 10-K and reports on Form 10-Q and Form 8-K, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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
•changes in prices of raw materials;
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
•widespread outbreak of diseases;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On November 16, 2021, the board of directors approved a share repurchase program, under which the Company may repurchase up to $400.0 million of its outstanding common stock. On April 26, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase of the Company’s outstanding common stock of $800.0 million. On November 11, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase authorization of the Company’s outstanding stock of $1,300.0 million. The share repurchase program will be funded from the Company’s available cash balances. As of June 30, 2023, there was $384.1 million of purchases remaining under the plan. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

The following table shows our purchases of our common stock under this plan during fiscal 2023 (in thousands, except per share data):

Period (4-5-4 calendar)	Total Number Of Shares Purchased	Avg Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet Be Purchased Under the Program
April 1, 2023 to April 28, 2023	611	$127.46	611	$453,079
April 29, 2023 to June 2, 2023	558	$123.66	558	$384,095
June 3, 2023 to June 30, 2023	0	$0.00	0	$384,095
Total	1,169		1,169

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Item 408(a) of Regulation S-K requires the Company to disclose whether any director or officer of the issuer has adopted or terminated (i) any trading arrangement that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and/or (ii) any written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

During the quarter ended June 30, 2023, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K.

Scott Muse, a member of our Board of Directors, terminated a preexisting Rule 10b5-1 trading arrangement on June 28, 2023. This trading arrangement was previously adopted on February 10, 2023 with a start date of March 13, 2023 and a plan end date of March 13, 2024. Under the trading arrangement, 4,844 shares were available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.

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

ATKORE INC.
(Registrant)
Date:	August 8, 2023	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)