Form 10-K
period 2023-09-30
Atkore Inc.
filed 2023-11-17
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act . ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒ No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes  ☐  No  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
The aggregate market value of the voting and non-voting common equity of Atkore Inc. held by non-affiliates as of the close of business as of March 31, 2023 was $5.2 billion.
The number of shares of the registrant's common stock outstanding as of November 14, 2023 was 37,318,097 shares of common stock, par value $0.01 per share.
Documents incorporated by reference:
Portions of the registrant's proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant's 2024 annual meeting of stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant's fiscal year ended September 30, 2023.

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
•We are directly and indirectly subject to legislative and regulatory changes that may affect demand for our products.
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
•Our business requires skilled labor, and we may be unable to attract and retain qualified employees.
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
•We may be unable to identify, acquire, close or integrate acquisition targets successfully
•Regulations related to “conflict minerals” may force us to incur additional expenses, create complexities in our supply chain and damage our reputation with customers.
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
•Our ability to generate the significant amount of cash needed to pay dividends depends on many factors beyond our control.
•AI is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all its operations and expenses, including to make future dividend payments, if any.
•The timing and amount of the Company’s share repurchases are subject to a number of uncertainties.
•Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated by-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock.
•Our amended and restated certificate of incorporation includes provisions limiting the personal liability of our directors for breaches of fiduciary duty under the DGCL.
•Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or stockholders.
•The market price of our common stock may be volatile and could decline.
•If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.
•If we are unable to hire, engage and retain key personnel, our business, financial position, results of operations or cash flows could be materially and adversely affected.
•Future tax legislation could materially impact our business.
•future offerings of debt or equity securities which would rank senior to our common stock may adversely affect the market price of our common stock.
•We may need to raise additional capital, and we cannot be sure that additional financing will be available.

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

Company Overview

Atkore Inc. (collectively with all its subsidiaries referred to in this Annual Report on Form 10-K as “Atkore,” the “Company,” “we,” “us,” and “our”) was incorporated in the State of Delaware on November 4, 2010. As of September 30, 2023, Atkore was the sole stockholder of Atkore International Holdings Inc. (“AIH”), which in turn was the sole stockholder of Atkore International, Inc. (“AII”). On December 28, 2022, AIH merged into AII, with AII being the surviving entity. Accordingly, Atkore is now the sole stockholder of AII.

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

Significant product categories within our Electrical segment include metal electrical conduit and fittings, plastic pipe conduit and fittings, electrical cable and flexible conduit, and international cable management systems, which are critical components of the electrical infrastructure for new construction and MR&R markets. Significant product categories within our Safety & Infrastructure segment include mechanical tube, metal framing & fittings, construction services and perimeter security. Our metal framing products are used in the installation of electrical systems and various support structures, and our mechanical tube products can commonly be found in solar applications.

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

Customers

We are acutely aware of the importance of our equipment operating reliably, and we strive to deliver the safest, highest quality products. Our sales and marketing processes are primarily focused on serving our customers, including electrical, industrial and specialty distributors, who sell to contractors, and OEMs. We believe customers view Atkore as offering a strong value proposition based on our broad product offering, strong brands, short order cycle times, reliability and consistent product quality. For each of fiscal 2023, 2022 and 2021, approximately 90%, 91%, and 90% respectively, of our net sales were sold to customers located in the United States. Our net sales by geographic area were as follows:

	Fiscal Year Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2021
United States	$3,150	$3,553	$2,637
International	369	361	291
Total	$3,519	$3,914	$2,928

Atkore has a well-established customer base, which includes many of the largest companies in their categories. In fiscal 2023, our top ten customers accounted for approximately 38% of net sales. For Fiscal 2023, one customer, Sonepar USA accounted for more than 10% of sales, for fiscal 2022 and 2021, no single customer accounted for more than 10% of sales.

Our customers include global electrical distributors (such as Consolidated Electrical Distributors, Inc., Graybar Electric Company, Rexel, Sonepar S.A. and Wesco International, Inc.), independent electrical distributors including super-regional electrical distributors (such as U.S. Electrical Services Inc., Crescent Electric Supply Co. and United Electric Supply Company, Inc.) and members of buying groups (such as Affiliated Distributors, Inc., IMARK Group, Inc. and STAFDA) as well as industrial distributors and big-box retailers. We also support alternative energy OEMs, with many applications used in solar system infrastructure.

Manufacturing

We currently manufacture products in 49 facilities and operate a total footprint of approximately 7.5 million square feet of manufacturing and distribution space in eight countries. Our headquarters are located in Harvey, Illinois, which is also the location of our largest manufacturing facility. Similar to our distribution footprint, our manufacturing footprint is currently concentrated in the United States, with additional facilities in Australia, Belgium, Canada, New Zealand, and the United Kingdom.

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

Suppliers and Raw Materials

We use a variety of raw materials in manufacturing our products. Our primary raw materials are steel, copper and polyvinyl chloride (“PVC”) resin. We believe that sources for these raw materials are well-established, generally available and are in sufficient quantity that we may avoid disruption to our business if we encounter an interruption from one of our existing suppliers. Our primary suppliers of steel are Cleveland-Cliffs, Steel Dynamics and Nucor; our primary suppliers of copper are AmRod, SDI LaFarga and Nexans; and our primary suppliers of PVC resin are Westlake, Formosa and Oxy Vinyls; and our primary suppliers of HDPE resin are LyondellBasell and Baystar. We strive to maintain strong relationships with our suppliers.

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

Distribution

Atkore adds value to the customer experience with a comprehensive portfolio of electrical products and strategically located regional service centers. Additionally, we drive value for our customers through a single order across our broad product portfolio coupled with services like our ReliaRoutes hub-and-spoke fixed trucking lanes and technologies like our mobile app to track orders and schedule pickups.

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

Distribution-based sales accounted for approximately 83% of our net sales in fiscal 2023. We distribute our products to electrical and industrial distributors from our manufacturing and distribution facilities as well as from over 38 dedicated distribution facilities operated by our agents. Our products are also stocked by electrical and industrial distributors who are located across the United States. Some of our products are purchased by OEMs and used as part of their products and solutions in applications such as utility solar framing, and conveyor systems. OEM sales accounted for approximately 13% of our net sales for fiscal 2023.

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

Currently, we operate our business using commercially available hardware and software products with well-developed support services. These commercially available software products include the Company’s general ledger and financial reporting system. The Company’s email service and various other information technology services are on cloud computing platforms hosted by various prominent and reputable technology companies. Beginning in 2019, the Company began to standardize its ERP and has completed the implementation of modules for order management, advanced warehouse management, inventory management, accounts receivable and accounts payable across significant portions of the business. The Company continues to implement this ERP as it integrates acquired businesses.

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

Atkore operates under a set of core values of Accountability, Teamwork, Integrity, Respect and Excellence and the Atkore Business System, which prioritizes Strategy, People and Processes, the fundamentals of how we Build Better Together. Our culture provides employees with opportunities for personal and professional development as well as community engagement, all of which contribute to our Company’s overall success. In addition to many other awards, in 2023, Atkore was recognized as a Great Place to Work-CertifiedTM company for the third year in a row.

Employee Base

As of September 30, 2023, we employed approximately 5,600 full-time equivalent employees of whom approximately 14% are temporary or contract workers. Our employees are primarily located in the United States, with about 14% employed at our international locations in Australia, Belgium, Canada, China, New Zealand, and the United Kingdom.

As of September 30, 2023, approximately 18% of our domestic and international employees were represented by a union under a collective bargaining agreement. All unions are either located in the United States or Canada with no unions or Worker’s Councils at any of our other locations abroad.

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

From time to time, our collective bargaining agreements expire and come up for re-negotiations. Our collective bargaining agreement with the Teamsters for our New Bedford, Massachusetts facility involving a bargaining unit of 194 employees expired in February 2023, and we successfully negotiated a new agreement, which now expires in February 2028. Our Harvey, Illinois Special Metal Processing Facility agreement with the United Steelworkers Union, involving a bargaining unit of 20 employees, expired in November 2022, and we successfully negotiated a new agreement, which now expires in November 2025. Our Unistrut Construction agreement with the Southern Region Carpenters Union, involving a bargaining unit of 27 employees, expired in November 2022, and we successfully negotiated a new agreement, which now expires in November 2025. Our Hebron Ohio facility agreement with the GMPP Alied Worker International Union, involving a bargaining unit of 58 employees, expired in April 2023, and we successfully negotiated a new agreement which now expires in April 2027. Our Harvey, Illinois collective bargaining agreement with the United Steelworkers involving 367 represented employees, is set to expire in April 2024. We believe our relationship with our employees is good.

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

In 2021, we also introduced updates to our Life Saving Rules, which provide additional guidance on the actions every employee must take to ensure safe practices across our operations. All employees are required to certify compliance with the Life Saving Rules annually. Additionally, our employees are required to receive Atkore Kore Training and Safety Alerts, which cover high-hazard occupational safety concerns and compliance with both internal and external safety and environmental permits. Every one of our sites completes a self-assessment and certification of completion.

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

In 2023, we expanded the scope DEI related training offerings, building upon our required unconscious bias training for salaried and hourly employees and reflecting our ambition to embed equity and inclusion across our business. In 2022, we also expanded our anti-harassment policy to expressly prohibit bullying, in addition to discrimination and all forms of harassment, and all Atkore employees are required to complete anti-harassment training. Our DEI Steering Committee sponsored a number of community events and contributions in 2023, including back-to-school backpack drives for lower social-economic communities, and engagement with a variety of LGBTQIA+ community organizations, including as a sponsor for the Center on Halsted's annual gala and career fair in Chicago, Illinois.

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

We provide opportunities for advancement through rotational and stretch assignments and best practice leadership roles. In fiscal 2023, approximately 22% of our total positions filled came from internal promotions, highlighting our commitment to developing our employees.

The Company rewards employees with competitive compensation and benefits packages, including attractive medical plans, retirement plans, opportunities for annual bonuses and, for eligible employees, long-term incentives and equity-based compensation. The Company believes our compensation program allows us to attract and retain talented employees.

Engagement and Alignment

We have a culture of engagement and alignment and believe fully engaged employees stay focused on being a standout leader, support the decisions of the leadership team and strive for breakthrough results. An aligned employee lives our mission and values, learns our strategic priorities and links their individual goals to those priorities. Our 2023 engagement and alignment survey had an overall participation rate of 81%. In fiscal 2023, 72% of our hourly workforce participated in the survey, compared to 67% of hourly employees in fiscal 2022. The result of the survey showed the following favorable percentages: Engagement 83%; Alignment 87%; Safety 91%; and Diversity Equity & Inclusion 84%.

Human Rights

Atkore is committed to supporting human rights and fair labor practices. We will not tolerate human rights abuses of any kind, including human trafficking, child labor or incidents of corruption within our company or supply chain. Employees are encouraged to report any potential violations or concerns, and all reports are promptly and impartially investigated.

Our Human Rights Policy defines our dedication to protecting human rights and is driven by our core values and is aligned with national and international principles of human rights. In fiscal 2023, we launched Human Trafficking Awareness and Prevention training for all salaried employees.

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

In October 2013, the State of Illinois filed a complaint against our subsidiary Allied Tube, alleging violations of the Illinois Environmental Protection Act, or the “IEPA,” relating to discharges to a storm sewer system that terminates at Allied Tube’s Harvey, Illinois manufacturing facility. The State sought an injunction ordering Allied Tube to take immediate corrective action to abate the alleged violations and civil penalties as permitted by applicable law. Allied Tube has reviewed management practices and made improvements to its diesel fuel storage and truck maintenance areas to resolve the State’s claims. We entered into a consent order that required Allied Tube to pay a nominal penalty, install base low-flow oil and water separation equipment and take certain additional remedial actions to resolve the State’s claim. The installation of the low-flow oil and water separation equipment is complete; however, the State is now requiring additional remedial investigation and remediation activities before considering a no further action determination and it has extended the deadline to perform all such activity through December 2025. We do not currently expect that any remaining obligations would have a material effect on our financial position, results of operations or cash flows.

In August 2014, we received from the IEPA the terms of a proposed new stormwater discharge permit for our Harvey, Illinois manufacturing facility. Because the facility did not meet the zinc limit set forth in the proposed permit, the Company commenced negotiations with the IEPA to agree upon mutually acceptable discharge limits. During these negotiations, the facility was operating under an extension of the terms of our existing stormwater discharge permit. In October 2016, we received the final permit. A mutually agreed upon compliance plan was part of the permit. The compliance plan included studies to reduce zinc emitted from galvanizing manufacturing operations, implementation of more rigorous discharge management practices, evaluation of the installation of passive/cost effective stormwater treatment and receiving stream studies to determine if a less stringent permit limit would be as protective of the water system as the October 2016 permit limit. The permit was modified in December 2019 to accommodate trials of a metal coating technology that would nearly eliminate the largest source of zinc emissions from our galvanizing operations. Although the metal coating trials were not successful, we have completed the installation of zinc treatment systems for the storm water discharges, are further reducing the zinc emitted from the galvanizing manufacturing operations and are capturing stormwater for treatment and use in our manufacturing process. A new permit was issued August 5, 2021 that included a less stringent permit limit based on the receiving stream evaluation, which also included a one-year start-up / shake-down period to meet the new zinc limit. We continued to keep the IPEA informed on our progress. The facility achieved intermittent compliance during the one-year start-up / shake-down period and throughout the remainder of 2022, and into 2023. Discussions were held with the IEPA regarding the zinc translator constant and the mixing zone study over the summer. Based on the updated stormwater calculations, the IEPA has agreed to a less-stringent permit limit for zinc (1.84 mg/L vs 1.15 mg/L). Ongoing compliance with the stormwater discharge permit is not expected to have a material effect on our financial position, results of operations or cash flows.

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

The success of our business is affected by a number of general business and economic conditions. Our primary end markets are new non-residential construction, MR&R, residential, OEM, and international markets. Decrease in global economic activity may result in downturns or periods of economic weakness in our primary end markets. Such decreases may be instigated by factors beyond our control, including economic recessions, fluctuations in interest and currency exchange rates, supply chain disruptions, inflation, availability of raw materials and other items sourced for production and delivery of finished product, changes in end-user preferences, consumer confidence, public health conditions, including epidemics or pandemics, availability of credit, business office usage and changes in the fiscal or monetary policies of governments in the regions in which we operate. In turn, we may experience diminished demand for our products, which could create excess capacity and reduce the prices which we are able to charge for our products. The materialization of any of these risks could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

Our business is largely dependent on the non-residential construction industry. For new construction, we estimate that our product installation typically lags United States non-residential starts by six to twelve months. The United States non-residential construction industry is cyclical, with product demand based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. United States non-residential construction starts, as reported by Dodge, reached a historic low of 690 million square feet in our fiscal 2010 and increased to 1,468 million square feet in our fiscal 2023, which was above historical average levels.

From time to time we have been adversely affected in various parts of the country by declines in non-residential building construction starts due to, among other things, supply chain disruptions and availability of construction labor and materials, changes in tax laws affecting the real estate industry, interest rate increases, governmental restrictions relating to public health conditions and business office usage. Continued uncertainty about current economic conditions will continue to pose a risk to our business, financial position, results of operations and cash flows, as participants in this industry may postpone spending in response to negative financial news or declines in income or asset values, which could have a continued material negative effect on the demand for our products.

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

The principal markets that we serve are highly competitive. Competition is based primarily on product offering, product innovation, quality, service and price. Our principal competitors range from national manufacturers to smaller regional manufacturers and differ by each of our product lines. See Item 1, “Business—Competition.” Some of our competitors may have greater financial and other resources than we do and some may have more established brand names in the markets we serve. The actions of our competitors, including adding production capacity and the expansion of imported products, may encourage us to lower our prices or to offer additional services or enhanced products at a higher cost to us, which could reduce our gross profit, net income or cash flows or may cause us to lose market share. Any of these consequences could materially and adversely affect our business, financial position, results of operations or cash flows.

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

We believe import levels are affected by, among other things, overall worldwide product demand, the trade practices of the U.S. and foreign governments, the cost of freight, the challenges involved in shipping, government subsidies to foreign producers and governmentally imposed trade restrictions, such as quotas, tariffs, other trade barriers in the United States and government enforcement of such quotas, tariffs and trade barriers. Increased imports of products similar to those manufactured by us in the United States could materially and adversely affect our business, financial position, results of operations or cash flows.

We are directly and indirectly subject to legislative and regulatory changes that may affect demand for our products.

The markets for certain of our products are influenced by federal, state, local and international governmental regulations, trade policies and trade groups (such as the CHIPS and Science Act of 2022, the inflation Reduction Act of 2022, other infrastructure legislation, Buy America regulations, American Recovery and Reinvestment Act of 2009, Underwriters Laboratories, National Electrical Code and American Society of Mechanical Engineers) as well as other policies, including those imposed on the non-residential construction industry (such as the National Electrical Code and corresponding state and local laws based on the National Electrical Code). These regulations and policies are subject to change. Any changes to such regulations, laws and policies could materially and adversely affect our business, financial position, results of operations or cash flows. Specifically, changes to the National Electrical Code and any similar state, local or non-U.S. laws, including changes that would allow for alternative products to be used in the non-residential construction industry or that would render less restrictive or otherwise reduce the current requirements under such laws and regulations, could expand the scope of products which could serve as alternatives to our products. As a result, competition in the industries in which we operate could increase, with a potential corresponding decrease in the demand for our products. To remain competitive, we may be forced to reduce the prices of our products.

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

From time to time, we may be held liable for the costs to address contamination at any real property we have ever owned, operated or used in our business activities or as a disposal site. We are currently, and may in the future be, required to investigate, remediate or otherwise address contamination at our current or former facilities. Many of our current and former facilities have a history of industrial usage for which additional investigation, remediation or other obligations could arise in the future and that could materially and adversely affect our business, financial position, results of operations or cash flows. For example, as we sell, close or otherwise dispose of facilities, we may need to address environmental issues at such sites, including any previously unknown contamination.

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

Certain of our customers, in particular buying groups representing consortia of independent electrical distributors, national electrical distributors, OEMs and data center, medical center and global mega manufacturing project general contractors are material to our business, financial position, results of operations and cash flows because they account for a significant portion of our net sales. In fiscal 2023, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 38% of our net sales. Our percentage of sales to our major customers may increase if we are successful in our strategy of expanding the range of products which we sell to existing customers. In such an event, or in the event of any consolidation in certain segments we serve, including retailers selling building products, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. Our top customers may also be able to exert influences on us with respect to pricing, delivery, payment or other terms. Any termination of a business relationship with, or a significant sustained reduction in business received from, one or more of our largest customers could have a material adverse effect on our business, financial position, results of operations or cash flows.

The majority of our net sales are facilitated through the extension of credit to our customers, and a significant asset included in our working capital is accounts receivable from customers. As of September 30, 2023, Sonepar USA represented 14% and CED National represented 11% of the Company’s accounts receivable, with no significant amounts past due. As of September 30, 2022, one customer, CED National represented 10% of the Company’s accounts receivable, with no significant amounts past due. For fiscal 2023, one customer, Sonepar USA accounted for more than 10% of sales, for fiscal 2022 and 2021, no single customer accounted for more than 10% of sales. See Note 17, “Segment Information” to the accompanying consolidated financial statements included elsewhere in this Annual Report. If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our business, financial position, results of operations or cash flows could be materially and adversely affected.

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

While we have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with respect to any future pandemic and such measures may not adequately protect our business from the impact of such events. These impacts include disruptions or restrictions on our employees’ ability to work in proximity to others or even to travel to or for work, as well as temporary closures of our facilities or the facilities of our customers, suppliers and other constituents of our supply chain.

Uncertainty and delays in our end-markets relating to public health conditions could have a material adverse impact on the demand for our products, some jurisdictions may raise taxes to help cover pandemic-related costs and disruptions to or adverse conditions in the financial industry could affect our ability to obtain financing on favorable terms or at all.

Climate change, and the regulatory and legislative developments related to climate change, may have a material adverse impact on our business and results of operations.

The potential physical impacts of climate change on our business operations are highly uncertain and differ in each geographic region where we operate. These impacts may include changes in weather patterns and increased weather intensity, water shortages, changing sea levels and changing temperatures. The impacts of climate change may materially and adversely impact the ability to produce, cost of production, insurance availability, and financial performance of our operations. Further, any impacts to our business and financial condition as a result of climate change are likely to occur over a sustained period of time and are therefore difficult to quantify with any degree of specificity. For example, extreme weather events may result in adverse physical effects on portions of our or others infrastructure, which could disrupt our supply chain and our customers and ultimately our business operations. In addition, disruption of transportation and distribution systems could result in reduced operational efficiency and customer service interruption. Climate-related events have the potential to disrupt our business, including the business of our suppliers and customers, and may cause us to experience higher attrition, and additional costs to resume operations.

Labor disputes, increased labor costs or work stoppages could adversely affect our operations and impair our financial performance.

As of September 30, 2023, approximately 18% of our domestic and international employees were represented with a collective bargaining agreement by labor unions. Several collective bargaining agreements to which the Company is a party, including the agreement covering the Company’s production in Harvey, Illinois, will expire in 2024. Work stoppages or production interruptions could occur at our facilities or our suppliers’ facilities. Such disputes may arise under existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress or for other reasons. Any amendments to existing collective bargaining agreements, or the implementation of new collective bargaining agreements, could result in increased labor costs.

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

We provide pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible United States employees. As of September 30, 2023, we estimated that our pension plans were overfunded by approximately $10.1 million, both of which are frozen and do not accrue any additional service cost. As such, the funded status is primarily impacted by the performance of the underlying assets supporting the plan and changes in interest rates or other factors, which may trigger additional cash contributions. Our pension obligations are calculated annually and are based on several assumptions, including then-prevailing conditions, which may change from year to year. If in any year our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

Unplanned outages at our facilities or those of our suppliers and other unforeseen disruptions could materially and adversely affect our business, financial position, results of operations or cash flows.

Our business depends on the operation of our manufacturing and distribution facilities as well as those of our suppliers. It is possible that we or they could experience prolonged periods of reduced production or distribution capacity due to interruptions in the operations of our facilities or those of our key suppliers. It is also possible that operations may be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, accidents, effects of a pandemic and severe weather conditions. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions. To the extent that lost production or distribution capacity could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and production costs could be adversely affected.

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

As of September 30, 2023, we had goodwill of $311.1 million, intangible assets of $394.4 million, and other long-lived assets of $679.8 million. Goodwill and indefinite-lived intangible assets are not amortized and are subject to impairment testing at least annually. Future events, such as declines in our cash flow projections or customer demand, may cause impairments of our goodwill or long-lived assets based on factors such as the price of our common stock, projected cash flows, assumptions used or other variables.

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

As of September 30, 2023, we employed approximately 5,600 total full-time equivalent employees, a significant percentage of whom work at our 49 manufacturing facilities. Our business involves complex manufacturing processes and there is a risk that an accident resulting in property damage, personal injury or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test such products under rigorous conditions, which could potentially result in injury or death. The outcome of any personal injury, wrongful death or other litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith or negative effects on employee morale, could have a negative effect on our business, financial position, results of operations or cash flows. In addition, any accident could result in manufacturing or product delays, which could negatively affect our business, financial position, results of operations or cash flows. See Item 8, “Financial Statements and Supplementary Data”.

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

Our use of contractual provisions, confidentiality procedures and agreements, and patent, trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. We have registered intellectual property (mainly trademarks and patents) in more than 80 countries. Because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in foreign countries as we would in the United States.

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

In fiscal 2023, the Company determined it would exit its operations in Russia and expects to sell the related business at a loss. The Company recognized an impairment of $7,477 for the year ended September 30, 2023. The remaining value at risk related to these operations after the impairment is minimal.

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

In connection with any acquisitions or joint ventures and agreements relating to Tyco’s 2010 sale of a greater than 50% stake in the Company or otherwise, we may acquire or become subject to liabilities such as legal claims, including but not limited to third-party liability and other tort claims; claims for breach of contract; employment-related claims; environmental liabilities, conditions or damage;

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

As of September 30, 2023, we had approximately $771.7 million of total long-term consolidated indebtedness outstanding (including current portion) under AI and AII’s credit facilities (“Credit Facilities”), which consist of: (i) an asset-based credit facility (“ABL Credit Facility”); (ii) the new senior secured term loan facility (the “New Senior Secured Term Loan Facility”); and (iii) the 4.25% Senior Notes due 2031 (the “Senior Notes”). As of September 30, 2023, AII had $322.4 million of available borrowing capacity under the ABL Credit Facility and there were no outstanding borrowings (excluding $2.6 million of letters of credit issued under the facility). Our indebtedness could have important consequences for you. Because of our indebtedness:

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of thecredit agreements and indenture governing the Credit Facilities do not fully prohibit us or our subsidiaries from incurring additional debt. If our subsidiaries are in compliance with certain leverage or coverage ratios set forth in the agreements governing the Credit Facilities, they may be able to incur substantial additional indebtedness, which may increase the risks created by our current indebtedness. Subject to certain conditions and without the consent of the then existing lenders, the loans under the New Senior Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to $235.0 million, plus an additional amount not to exceed specified leverage or coverage ratios. In addition, subject to certain conditions and without the consent of the then existing lenders, the loans under the ABL Credit Facility may be expanded by up to $150 million, and the credit agreements governing the Credit Facilities allow for up to $50.0 million of second lien facilities. As of September 30, 2023, we had an additional $322.4 million in availability under the ABL Credit Facility.

Increases in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

A portion of our outstanding indebtedness bears interest or will bear interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially and adversely affect our business, financial position, results of operations or cash flows. As of September 30, 2023, each one percentage point change in interest rates would have resulted in a change of approximately $3.8 million in the annual interest expense on the New Senior Secured Term Loan Facility. As of September 30, 2023, assuming availability was fully utilized, each one percentage point change in interest rates would have resulted in a change of approximately $3.3 million in annual interest expense on the ABL Credit Facility. Additionally, if the ABL Credit Facility were fully utilized, the margin we pay on borrowings would increase by 0.3% from the current level and we would incur additional interest expense of $1.0 million. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our indebtedness, thereby affecting our profitability.

A lowering or withdrawal of the ratings, outlook or watch assigned to our indebtedness by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our overall corporate rating and Senior Notes are currently rated as non-investment grade, but our New Senior Secured Term Loan Facility and ABL Credit Facility have been assigned investment grade ratings by certain ratings agencies. Any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook or watch, such as adverse changes to our business, so warrant. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.

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

Atkore Inc. (“AI”) and AII are each holding companies, and as such they have no independent operations or material assets other than ownership of equity interests in their respective subsidiaries. AI and AII each depend on their respective subsidiaries to distribute funds to them so that they may pay obligations and expenses, including satisfying obligations with respect to indebtedness. Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness depends on the financial and operating performance of our subsidiaries and their ability to make distributions and dividends to us, which, in turn, depends on their results of operations, cash flows, cash requirements, financial position and general business conditions and any legal and regulatory restrictions on the payment of dividends to which they may be subject, many of which may be beyond our control.

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

Our ability to generate the significant amount of cash needed to pay dividends depends on many factors beyond our control.

We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay dividends. If our cash flow and capital resources are insufficient, payment of declared dividends could be left unpaid. In the future, our cash flow and capital resources may not be sufficient for the continuation of any dividend programs approved by the board of directors. As a result, we may not be able to pay dividends or continue to pay dividends at the expected rate or at all in November 2023.

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

To the extent that expectations by market participants regarding the potential payment, or amount, of any regular dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment. Further, to the extent that we declare a regular dividend at a time when market participants hold no such expectations or the amount of any such dividend exceeds current expectations, the price of our common stock may increase and investors that sold shares of our common stock prior to the record date for any such dividend may forego potential gains on their investment.

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

Our third amended and restated certificate of incorporation (“amended and restated certificate of incorporation”) and our fourth amended and restated by-laws, (“amended and restated by-laws”) include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by-laws collectively:

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

Changes in international and domestic tax laws, including the reaction by states to federal legislation and changes in tax law enforcement, could negatively impact our tax provision, cash flow, or tax related balance sheet amounts. In particular, it is possible that U.S. federal income or other tax laws or the interpretation of tax laws will change, including as a result of possible tax legislation that may be proposed by the Biden Administration. It is difficult to predict whether and when there will be tax law changes having a material adverse effect on our business, financial position, results of operations and cash flows.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA contains significant tax law changes, including a corporate alternative minimum tax of 15% on adjusted financial statement income, which if applicable for us would be effective beginning October 1, 2023, a 1% excise tax on stock repurchases after December 31, 2022, and various tax incentives which include, but are not limited to, credits related to the manufacturing of solar powered energy which took effect January 1, 2023. We continue to evaluate this legislation and regulatory guidance to determine what impact it will have on our financial statements.

On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released the Model GloBE Rules for Pillar Two defining a 15% global minimum tax rate for large multinational corporations. The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Model GloBE Rules for Pillar Two expected by calendar year 2024. We are continuing to evaluate the Model GloBE Rules for Pillar Two and related legislation, and their potential impact on future periods.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in owned premises at 16100 South Lathrop Avenue, Harvey, Illinois. We and our operating companies own and lease a variety of facilities, principally in the United States, for manufacturing, distribution and light assembly. Our manufacturing, distribution and assembly centers are strategically located to optimize route efficiency, market coverage and overhead. The following chart identifies the number of owned and leased facilities used by each of our reportable segments as of September 30, 2023. We believe that these facilities, when considered with our corporate headquarters, offices and warehouses are suitable and adequate to support the current needs of our business.

Reportable Segment	Owned Facilities	Leased Facilities
Electrical	16	39
Safety & Infrastructure	7	17

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

Comparison of Cumulative Total Return
$700
$600
$500
$400
$300
$200
$100
$0
10/1/18
12/28/18
3/29/19
6/28/19
9/30/19
12/27/19
3/27/20
6/26/20
9/30/20
12/24/20
3/26/21
6/25/21
9/30/21
12/23/21
3/25/22
6/24/22
9/30/22
12/30/22
3/31/23
6/30/23
9/30/23
Atkore Inc.
S&P 400 Industrials
S&P 600 SmallCap
Peer Companies (Old)

** Assumes $100 invested on October 1, 2018 in stock or index, including reinvestment of dividends.

The Company has updated its peer group by replacing its select peer issuer group with the S&P MidCap 400 Industrials index. The Company made the change from select peer issuers to the published industry index to align this disclosure with the requirements under Item 402(v) of Regulation S-K that are effective for the Company in fiscal 2023.

The Company’s previously defined peer group included the following group of 10 public companies:

•	Acuity Brands	•	Encore Wire Corporation
•	AZZ Inc.	•	Hubbell Incorporated Class B
•	Belden Inc.	•	Littelfuse, Inc.
•	Cornerstone Building Brands, Inc.	•	nVent Electric plc
•	Eaton Corp. Plc	•	Valmont Industries, Inc.

Holders

As of November 14, 2023, there was one stockholder of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

On November 17, 2023, we announced that our board of directors approved a quarterly dividend program under which the Company intends to pay quarterly cash dividends on our common stock.

The quarterly dividend program and the subsequent consideration, declaration and payment of each quarterly cash dividend will be subject to our board’s approval. Our board of directors retain the power to modify, suspend or cancel the dividend program in any manner and at any time that our board may deem necessary or appropriate.

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

Issuer Purchases of Equity Securities

The following table shows our share repurchase programs, on a trade date basis, for each of our fiscal months for the quarter ended September 30, 2023 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
July 1, 2023 to July 28, 2023	—	$—	—	$384,095
July 29, 2023 to September 1, 2023	90	$153.64	90	$370,238
September 2, 2023 - September 30, 2023	406	$150.68	406	$309,095
Total	496		496

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information, as of September 30, 2023, about the amount of common shares to be issued upon the exercise of outstanding options, performance share options (“PSUs”) and restricted stock units (“RSUs”) granted under the 2020 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (together, the “Omnibus Incentive Plan”).

	Equity Compensation Plan Information
(share amounts in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options	Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in (1))

Equity compensation plans approved by shareholders	1,209	$32.93	1,805
Equity compensation plans not approved by shareholders	—	—	—
Total	1,209	$32.93	1,805

(1) Includes 690 stock options, 273 PSUs and 246 RSUs granted to officers pursuant to the Omnibus Incentive Plan. Shares underlying RSUs and PSUs are deliverable without payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted-average exercise price of outstanding options. PSUs are reflected at the target level of performance. For a description of the Omnibus Incentive Plan, see Note 5, “Stock Incentive Plan” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities in fiscal 2023.

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

The following factors may affect our results of operations in any given period:

Economic Conditions. Our business depends on demand from customers across various end markets, including wholesale distributors, OEMs, retail distributors and general contractors. Our products are primarily used by trade contractors in the construction and renovation of non-residential structures such as commercial office buildings, healthcare facilities and manufacturing plants. In fiscal 2023, 90% of our net sales were to customers located in the United States. As a result, our business is heavily dependent on the health of the United States economy, in general, and on United States non-residential construction activity, in particular. A stronger United States economy and robust non-residential construction generally increase demand for our products. In fiscal 2023, our sales and cost of sales were impacted by pricing normalization in certain raw materials used in our products. We generally sell our products on a spot basis and as such, were exposed to sales prices on our products that decreased faster than the cost for the related raw materials.

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

Additionally, central bank interest rate increases, inflation, and conflicts in Ukraine and the Middle East are creating additional uncertainty in the global economy, generally, and in the markets in which we operate. The aforementioned conflicts and other factors have had and will continue to have adverse effects on global supply chains, which may impact some aspects of our business. Furthermore, we are mindful of the effects that adverse weather, such as hurricanes, can have on our domestic supply chain.

Raw Materials. We use a variety of raw materials in the manufacture of our products, which primarily include steel, copper, PVC and HDPE resin. We believe that sources for these raw materials are well established, generally available and are in sufficient quantity that we may avoid disruption in our business. The cost to procure these raw materials is subject to price fluctuations, often as a result of macroeconomic conditions. Our cost of sales may be affected by changes in the market price of these materials, and to a lesser extent, other commodities, such as zinc, aluminum, electricity, natural gas and diesel fuel. The prices at which we sell our products may adjust upward or downward based on raw material price changes. We believe several factors drive the pricing of our products, including the quality of our products, the ability to meet customer delivery expectations and co-loading capabilities, as well as the prices of our raw material inputs. Historically, we have not engaged in hedging strategies for raw material purchases. Our results may be impacted by inventory sales at costs higher or lower than current prices we pay for similar items.

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

Our acquisition strategy has focused primarily on growing market share by complementing our existing portfolio with synergistic products and expanding into end-markets that we have not previously served. In total, we have invested $468.5 million in acquisitions since 2021.

We expect to continue to pursue synergistic acquisitions as part of our growth strategy to expand our product offerings. See Note 3, “Acquisitions” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Foreign Currencies. In fiscal 2023, approximately 10% of our net sales came from customers located outside the United States, most of which were foreign currency sales denominated in British pounds sterling, European euros, Canadian dollars, Australian dollars, and New Zealand dollars. The functional currency of our operations outside the United States is generally the local currency. Assets and liabilities of our non-U.S. subsidiaries are translated into United States dollars using period-end exchange rates. Foreign revenue and expenses are translated at the monthly average exchange rates in effect during the period. Foreign currency translation adjustments are included as a component of other comprehensive income (loss) within our statements of comprehensive income. See “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

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

Results of Operations

Fiscal 2023 Compared to Fiscal 2022

The results of operations for the fiscal years ended September 30, 2023 and September 30, 2022 were as follows:

	Fiscal year ended
($ in thousands)	September 30, 2023	September 30, 2022	Change ($)	Change (%)
Net sales	$3,518,761	$3,913,949	$(395,188)	(10.1)%
Cost of sales	2,179,260	2,273,924	(94,664)	(4.2)%
Gross profit	1,339,501	1,640,025	(300,524)	(18.3)%
Selling, general and administrative	388,206	370,044	18,162	4.9%
Intangible asset amortization	57,804	36,176	21,628	59.8%
Operating income	893,491	1,233,805	(340,314)	(27.6)%
Interest expense, net	35,232	30,676	4,556	14.9%
Other (income) and expense, net	7,969	(490)	8,459	(1,726.3)%
Income before income taxes	850,290	1,203,620	(353,330)	(29.4)%
Income tax expense	160,391	290,186	(129,795)	(44.7)%
Net income	$689,899	$913,434	$(223,535)	(24.5)%

Net sales

Change (%)
Volume	3.2%
Average selling prices	(16.5)%
Acquisitions	4.3%
Other	(1.1)%
Net sales	(10.1)%

Net sales for fiscal 2023 decreased $395.2 million to $3,518.8 million, a decrease of 10.1%, compared to $3,913.9 million for fiscal 2022. The decrease in net sales is primarily attributed to lower average selling prices of $646.6 million, the economic value of solar tax credits to be transferred to certain customers of $30.4 million and the unfavorable impact of foreign exchange rates of $15.1 million. These decreases are partially offset by increased net sales of $168.9 million from companies acquired during fiscal 2022 and 2023 and higher sales volume of $125.1 million across varying product categories within both the Electrical and the Safety & Infrastructure segments.

Cost of sales

Change (%)
Volume	4.8%
Average input costs	(15.0)%
Acquisitions	5.8%
Other	0.2%
Cost of sales	(4.2)%

Cost of sales decreased $94.7 million, or 4.2%, to $2,179.3 million for fiscal 2023 compared to $2,273.9 million for fiscal 2022. The decrease was primarily due to lower input costs of steel, copper and PVC resin of $337.8 million and the impact of foreign exchange rates of $13.0 million partially offset by recent acquisitions during fiscal 2022 and 2023 of $130.3 million and higher sales volume of $107.7 million.

Selling, general and administrative

Selling, general and administrative expenses increased $18.2 million, or 4.9%, to $388.2 million for fiscal 2023 compared to $370.0 million for fiscal 2022. The increase was primarily due to increased headcount of $16.6 million, digital initiatives of $16.1 million, recent acquisitions in fiscal 2022 and 2023 of $14.6 million, and stock compensation of $3.8 million. These increases were partially offset by lower variable compensation of $15.4 million, lower sales commission expense of $9.9 million, lower transaction costs of $2.5 million and $5.1 million is spread across a variety of other spend categories.

Intangible asset amortization

Intangible asset amortization expense increased $21.6 million, or 59.8%, to $57.8 million for fiscal 2023 compared to $36.2 million for fiscal 2022. The increase in intangible asset amortization is primarily driven by the acquisition of definite-lived intangible assets through businesses acquired in fiscal 2022 and 2023.

Interest expense, net

Interest expense, net, increased $4.6 million, or 14.9% to $35.2 million for fiscal 2023, compared to $30.7 million for fiscal 2022. The increase is primarily due to increased interest rates on the Company’s New Senior Secured Term Loan Facility.

Other (income) and expense, net

Other (income) and expense, net increased $8.5 million to expense of $8.0 million for fiscal 2023, compared to income of $0.5 million for fiscal 2022. The increase in expense was primarily due to impairments recognized in connection with the Company’s plans to exit from operations in Russia of $7.5 million.

Income tax expense

Income tax expense decreased $129.8 million to $160.4 million, compared to $290.2 million for fiscal 2022. The Company's income tax rate decreased to 18.9% for fiscal 2023, compared to 24.1% for fiscal 2022. The decrease in income tax expense is due to lower income before taxes and solar tax credits generated during fiscal 2023, while the decrease in effective tax rate was primarily due to solar tax credits generated during fiscal 2023. See Note 7, “Income Taxes” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Segment results

Electrical

	Fiscal year ended
($ in thousands)	September 30, 2023	September 30, 2022	Change ($)	Change (%)
Net sales	$2,675,074	$3,013,755	$(338,681)	(11.2)%
Adjusted EBITDA	1,004,853	1,273,410	(268,557)	(21.1)%
Adjusted EBITDA Margin	37.6%	42.3%

Net sales

Change (%)
Volume	(0.3)%
Average selling prices	(15.7)%
Acquisitions	5.3%
Other	(0.5)%
Net sales	(11.2)%

Net sales decreased by $338.7 million, or 11.2%, to $2,675.1 million for fiscal 2023 compared to $3,013.8 million for fiscal 2022. The decrease in net sales is primarily attributed to lower average selling prices of $475.6 million, the unfavorable impact of foreign exchange rates of $14.1 million and decreased sales volume of $9.2 million. These decreases were partially offset by increased net sales of $159.7 million from companies acquired during fiscal 2022 and 2023.

Adjusted EBITDA

Adjusted EBITDA decreased $268.6 million, or 21.1%, to $1,004.9 million for fiscal 2023 compared to $1,273.4 million for fiscal 2022. The decrease in Adjusted EBITDA was largely due to lower average selling prices over input costs.

Safety & Infrastructure

	Fiscal year ended
($ in thousands)	September 30, 2023	September 30, 2022	Change ($)	Change (%)
Net sales	$844,158	$900,588	$(56,430)	(6.3)%
Adjusted EBITDA	$103,231	$138,390	$(35,159)	(25.4)%
Adjusted EBITDA Margin	12.2%	15.4%

Net sales

Change (%)
Volume	15.0%
Average selling prices	(19.1)%
Other	(2.2)%
Net sales	(6.3)%

Net sales decreased $56.4 million, or 6.3%, to $844.2 million for fiscal 2023 compared to $900.6 million for fiscal 2022. The decrease is primarily attributed to lower average selling prices of $171.0 million and the economic value of solar tax credits to be transferred to certain customers of $30.4 million partially offset by higher volumes of $134.2 million and increased net sales of $9.2 million from companies acquired during fiscal 2022.

Adjusted EBITDA

Adjusted EBITDA decreased $35.2 million, or 25.4%, to $103.2 million for fiscal 2023 compared to $138.4 million for fiscal 2022. The Adjusted EBITDA decrease was primarily due to lower average selling prices and over input costs and the impacts of solar tax credits transferred to certain customers.

Fiscal 2022 Compared to Fiscal 2021

The results of operations for the fiscal years ended September 30, 2022 and September 30, 2021 were as follows:

	Fiscal year ended
($ in thousands)	September 30, 2022	September 30, 2021	Change ($)	Change (%)
Net sales	$3,913,949	$2,928,014	$985,935	33.7%
Cost of sales	2,273,924	1,802,401	471,523	26.2%
Gross profit	1,640,025	1,125,613	514,412	45.7%
Selling, general and administrative	370,044	293,019	77,025	26.3%
Intangible asset amortization	36,176	33,644	2,532	7.5%
Operating income	1,233,805	798,950	434,855	54.4%
Interest expense, net	30,676	32,899	(2,223)	(6.8)%
Loss on extinguishment of debt	—	4,202	(4,202)	(100.0)%
Other (income) and expense, net	(490)	(18,152)	17,662	(97.3)%
Income before income taxes	1,203,620	780,001	423,619	54.3%
Income tax expense	290,186	192,144	$98,042	51.0%
Net income	$913,434	$587,857	$325,577	55.4%

Net sales

Change (%)
Volume	(3.2)%
Average selling prices	34.0%
Acquisitions	3.3%
Other	(0.4)%
Net sales	33.7%

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

Cost of sales increased $471.5 million, or 26.2%, to $2,273.9 million for fiscal 2022 compared to $1,802.4 million for fiscal 2021. The increase was primarily due to higher input costs of steel, copper and PVC resin of $405.5 million and recent acquisitions during fiscal 2021 and 2022 of $70.4 million, partially offset by lower sales volume of $52.8 million across varying product categories within both the Electrical and the Safety & Infrastructure segments.

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

Other (income) and expense, net

Other income, net increased $17.7 million to $0.5 million for fiscal 2022, compared to income of $18.2 million for fiscal 2021. The increase was primarily due to a $15.5 million business interruption insurance recovery from a flood at one of the Company’s manufacturing facilities. See Note 15, “Commitments and Contingencies” and Note 6, “Other Income, net” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

Adjusted EBITDA

Adjusted EBITDA increased $56.6 million, or 69.1%, to $138.4 million for fiscal 2021 compared to $81.8 million for fiscal 2020. The Adjusted EBITDA increase was primarily due to the increase in average selling prices and volume discussed above.

Liquidity and Capital Resources

On November 17, 2023, we announced that our board of directors approved a quarterly dividend program under which the Company intends to pay quarterly cash dividends on our common stock.

The quarterly dividend program and the subsequent consideration, declaration and payment of each quarterly cash dividend will be subject to our board’s approval. Our board of directors retain the power to modify, suspend, or cancel the dividend program in any manner and at any time that our board may deem necessary or appropriate.

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $388.1 million as of September 30, 2023, of which $77.2 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company's intention to permanently reinvest such income were to change and cash was repatriated to the United States. Our cash and cash equivalents decreased $0.6 million from September 30, 2022, primarily due to acquisitions, capital expenditures and share repurchases and partially offset by cash provided from operating activities.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes and share repurchases. We have access to the ABL Credit Facility to fund our operational needs. As of September 30, 2023, there were no outstanding borrowings under the ABL Credit Facility (excluding $2.6 million of standby letters of credit issued under the ABL Credit Facility). The borrowing base was estimated to be $325.0 million and approximately $322.4 million was available under the ABL Credit Facility as of September 30, 2023.

Our use of cash may fluctuate during the year and from year to year due to differences in demand and changes in economic conditions primarily related to the prices of commodities we purchase.

Capital expenditures have historically been necessary to expand and update the production capacity and improve the productivity of our manufacturing operations and IT initiatives aimed to facilitate the ease of doing business with Atkore. In FY23, $142.7 million was spent on equipment related to growth initiatives in solar, plastics and regional services centers.

We have purchase commitments of $127.8 million and $3.8 million for the years 2023 and 2024, which represent purchases of raw materials in the normal course of business for which all significant terms have been confirmed.

As of September 30, 2023, we had $6.3 million of income tax liability, gross unrecognized tax benefits of $3 million and gross interest and penalties of $0.2 million. Of these amounts, $2.4 million is classified as a non-current liability in the consolidated balance sheet.

The projected company pension contribution for fiscal 2024 is $0.3 million.

Servicing of our existing debt instruments includes the following estimated cash outflows:

($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Senior Notes due June 2031	$—	$—	$—	$400,000	$400,000
New Senior Secured Term Loan Facility Due May 2028	—	—	—	$371,667	$371,667
Interest payments (a)	47,173	83,958	77,290	51,708	260,129
Total	$47,173	$83,958	$77,290	$823,375	$1,031,796

(a) Interest expense is estimated based on outstanding loan balances assuming principal payments are made according to the payment schedule and interest rates as of September 30, 2023 (4.25% for the Senior Notes, between 5.6% and 7.7% for the New Senior Secured Term Loan Facility).

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

The agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries, including AII, to pay dividends, make loans or otherwise transfer assets from AII and, in turn, to us. Further, AII's subsidiaries are permitted under the terms of the Credit Facilities to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to AII and, in turn, to us. The New Senior Secured Term Loan Facility requires AII to meet a certain consolidated coverage ratio on an incurrence basis in connection with additional indebtedness. The ABL Credit Facility contains limits on additional indebtedness based on various conditions for incurring the additional debt. AII has been in compliance with the covenants under the agreements for all periods presented. See Note 13, “Debt” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Cash Flows

The table below summarizes cash flow information derived from our statements of cash flows for the fiscal years ended September 30, 2023 and September 30, 2022.

	Fiscal year ended
(in thousands)	September 30, 2023	September 30, 2022	Change ($)	Change (%)
Cash flows provided by (used in):
Operating activities	$807,634	$786,835	$20,799	2.6%
Investing activities	(302,150)	(442,802)	140,652	(31.8)%
Financing activities	(506,781)	(524,206)	17,425	(3.3)%

Operating activities

During fiscal 2023, operating activities provided $807.6 million of cash, compared to $786.8 million during fiscal year 2022. Cash provided by operating activities increased by $20.8 million primarily driven by less cash used in working capital of $105.8 million, tax impacts of $229.3 million and partially offset by lower operating income of $340.3 million.

Investing activities

During fiscal 2023, we used $302.2 million of cash for investing activities compared to $442.8 million during fiscal 2022. The $140.7 million decrease in cash used by investing activities was primarily driven by $224.4 million in decreased cash used for acquisitions in fiscal 2022, partially offset by increased capital expenditures of $83.1 million.

Financing Activities

During fiscal 2023, we used $506.8 million for financing activities compared to $524.2 million during fiscal 2022. The decrease in cash used for financing activities during fiscal 2023 was primarily driven by repurchases of shares of $491.0 million in fiscal 2023 as compared to $500.2 million of share repurchases in fiscal 2022.

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

For fiscal 2023, 2022, and 2021 the Company performed a quantitative impairment assessment for goodwill. The Company calculated the fair value of its six reporting units considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) the comparable transaction method.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance.  The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and EBITDA margins, as well as the perceived risk associated with those forecasts. Fair value under the guideline public company method is determined for each reporting unit by applying market multiples for comparable public companies to the reporting unit’s financial results. Fair value under the comparable transaction method is determined based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the guideline public company method and the comparable transaction method calculations are the assumptions used in determining the reporting unit's comparable public companies, comparable transactions and the selection of the market multiples.

The Company did not record any goodwill impairments in fiscal 2022 or 2021. In 2023, as a result of the Company’s plan to exit operations in Russia and expectation to sell the related business at a loss, the Company recognized a $1.7 million goodwill impairment on the related reporting unit on a relative fair value basis. Excluding the goodwill impairment on the Company’s Russia business, as of September 30, 2023, the fair values of the reporting units exceeded their respective carrying amount by 10% or more. A 10% decrease in the discounted cash flows utilized in quantitative impairment assessment for each of the reporting units would not have changed our determination that the fair value of each reporting unit was in excess of its carrying value.

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

During fiscal year 2023, 2022, and 2021 the results indicated all indefinite-lived intangible assets had significant excess of fair value over the carrying value. A reasonably possible change in the estimated revenues associated with the indefinite-lived intangible assets, selected royalty rates or the residual growth rate would not result in an impairment of any of these assets.

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

Interest Rate Risk

The Credit Facilities, excluding our Senior Notes, bear interest at a floating rate. On March 15, 2023, the Company entered into an amendment to the New Senior Secured Term Loan Facility to implement a forward-looking interest rate based on SOFR in lieu of LIBOR, consisting of an applicable margin of 2.00% and a credit spread adjustment of (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period. Further, on March 24, 2023, the Company entered into an amendment to the Amended ABL Credit Facility to implement a forward-looking interest rate based on SOFR in lieu of LIBOR consisting of an applicable margin ranging from 1.25% to 1.75% and a credit spread adjustment of 0.10%. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the New Senior Secured Term Loan, which were $373.0 million at September 30, 2023. As of September 30, 2023, SOFR exceeded 1.00%; therefore, each one percentage point change in interest rates would result in an approximately $3.8 million change in the annual interest expense on our Senior Secured Term Loan Facility. As of September 30, 2023, assuming availability was fully utilized, each one percentage point change in interest rates would result in an approximately $3.3 million change in annual interest expense on the ABL Credit Facility. Additionally, if the ABL Credit Facility were fully utilized, the margin we pay on borrowings would increase by 0.3% from the current level and we would incur additional interest expense of $1 million.

Credit Risk

We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base. In fiscal 2023, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 38% of our net sales. As of September 30, 2023, Sonepar USA represented 14% and CED National represented 11% of the Company’s accounts receivable, with no significant amounts past due. As of September 30, 2022, one customer, CED National represented 10% of the Company’s accounts receivable, with no significant amounts past due. See Note 17, “Segment Information” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atkore Inc. and subsidiaries (the "Company") as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows, and shareholders' equity, for each of the three years in the period ended September 30, 2023, and the related notes and the schedules listed in the Index at Part IV, Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Solar Tax Credit Accounting — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

Under the United States Inflation Reduction Act of 2022 (the “IRA”), the Company is eligible for certain tax credits related to the manufacturing and selling of components used in the solar energy industry

(“tax credits”) beginning January 1, 2023. These tax credits are transferable to third parties under the IRA when they meet certain criteria (the “transferability criteria”). When credits do not meet the transferability criteria, the benefit is recognized by the Company within income tax expense in accordance with ASC 740, “Income Taxes.” The Company concluded that fiscal 2023 tax credits do not meet the transferability criteria and, as a result, the Company recognized the benefit of the fiscal 2023 tax credits in its income tax expense. Additionally, the Company has contractual arrangements with some customers who purchase tax credit eligible components to transfer a portion of these tax credits to those customers. In instances where the Company has such arrangements, and the tax credits do not meet the transferability criteria, the Company may transfer the economic value of the agreed upon portion of the tax credits in a manner agreed upon between the Company and the customer. When the Company transfers the economic value of the agreed upon portion of tax credits, the amount is recognized as a reduction of revenue (“customer rebate”).

Through September 30, 2023, the Company has recognized a reduction of revenue of $30,401 and a benefit to income tax expense of $39,493. As of September 30, 2023, the Company has recognized a liability of $30,401 for the economic value of these tax credits, and a solar tax credit receivable of $39,493.

As the IRA was signed into law on August 16, 2022, the tax credits and the related accounting impact was new for the Company in the year ended September 30, 2023. In addition, the Company earned these tax credits beginning January 1, 2023, but were not eligible to transfer these tax credits until after September 30, 2023. The accounting for these tax credits earned, when combined with the fact that the tax credits were not transferable during the year ended September 30, 2023 and the existence of contractual arrangements to transfer the tax credits or the economic value of these tax credits is complex. As a result, we identified the evaluation of the accounting treatment for these tax credits as a critical audit matter due to the complexity of the accounting involved. This required a high degree of auditor judgement as well as an increased extent of audit effort, including the need to involve professionals in our firm having expertise in accounting for income taxes.

How the Critical Audit Matter Was Addressed in the Audit

With the assistance of our income tax specialists, our principal audit procedures over tax credits related to the manufacturing and selling of components used in the solar energy industry included the following, among others:
With the assistance of our income tax specialists, our principal audit procedures over tax credits related to the manufacturing and selling of components used in the solar energy industry included the following, among others:

•    We tested the design and operating effectiveness of management’s controls over the income tax provision, including the accounting for the tax credits during the year.

•    We tested the design and operating effectiveness of management’s controls over the calculation of the amounts recorded in the financial statements related to these tax credits, including the accounting for the customer rebates.

•    We performed the following related to tax credits and related customer rebates:

◦We evaluated the Company’s conclusion that its manufactured solar energy components are eligible for the tax credit under the IRA.

◦We tested the accuracy of the amount of the tax credits earned that were included in the Company’s income tax expense.

◦We tested the completeness and occurrence of solar energy component sales included in the Company’s calculation of tax credits earned.

◦We tested the completeness and accuracy of the Company’s calculation of customer rebates recorded related to the transfer of the economic value of the tax credits to customers.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 17, 2023

We have served as the Company’s auditor since 2011.

ATKORE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Fiscal Year Ended
(in thousands, except per share data)	Note	September 30, 2023	September 30, 2022	September 30, 2021
Net sales		$3,518,761	$3,913,949	$2,928,014
Cost of sales		2,179,260	2,273,924	1,802,401
Gross profit		1,339,501	1,640,025	1,125,613
Selling, general and administrative		388,206	370,044	293,019
Intangible asset amortization	12	57,804	36,176	33,644
Operating income		893,491	1,233,805	798,950
Interest expense, net		35,232	30,676	32,899
Loss on extinguishment of debt	13	—	—	4,202
Other (income) and expense, net	6	7,969	(490)	(18,152)
Income before income taxes		850,290	1,203,620	780,001
Income tax expense	7	160,391	290,186	192,144
Net income		$689,899	$913,434	$587,857

Net income per share
Basic	8	$17.51	$20.56	$12.38
Diluted	8	$17.27	$20.30	$12.19
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Fiscal Year Ended
(in thousands)	Note	September 30, 2023	September 30, 2022	September 30, 2021
Net income		$689,899	$913,434	$587,857
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment		10,212	(23,943)	2,385
Change in unrecognized (loss) income related to pension benefit plans		5,994	2,523	11,443
Total other comprehensive (loss) income	9	16,206	(21,420)	13,828
Comprehensive income		$706,105	$892,014	$601,685
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	Note	September 30, 2023	September 30, 2022
Assets
Current Assets:
Cash and cash equivalents		$388,114	$388,751
Accounts receivable, less allowance for current and expected credit losses of $5,179 and $2,544, respectively		559,854	528,904
Inventories, net	10	493,852	454,511
Prepaid expenses and other current assets		96,670	80,654
Total current assets		1,538,490	1,452,820
Property, plant and equipment, net	11	559,041	390,220
Intangible assets, net	12	394,372	382,706
Goodwill	12	311,106	289,330
Right-of-use assets, net	2	120,747	71,035
Deferred income taxes	7	546	9,409
Other long-term assets		10,707	3,476
Total Assets		$2,935,009	$2,598,996
Liabilities and Equity
Current Liabilities:
Accounts payable		$292,734	$244,100
Income tax payable		6,322	5,521
Accrued compensation and employee benefits		45,576	61,273
Customer liabilities	1	121,576	99,447
Lease obligations	2	16,230	13,789
Other current liabilities		82,166	77,781
Total current liabilities		564,604	501,911
Long-term debt	13	762,687	760,537
Long-term lease obligations	2	105,517	57,975
Deferred income taxes	7	22,346	15,640
Other long-term liabilities		11,736	13,146
Total Liabilities		1,466,890	1,349,209
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 37,317,893 and 41,351,350 shares issued and outstanding, respectively		374	415
Treasury stock, held at cost, 0 and 260,900 shares, respectively		—	(2,580)
Additional paid-in capital		506,783	500,117
Retained earnings		994,902	801,981
Accumulated other comprehensive loss	9	(33,940)	(50,146)
Total Equity		1,468,119	1,249,787
Total Liabilities and Equity		$2,935,009	$2,598,996
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Fiscal year ended
(in thousands)	Note	September 30, 2023	September 30, 2022	September 30, 2021
Operating activities
Net income		$689,899	$913,434	$587,857
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization		115,524	84,415	78,557
Amortization of debt issuance costs and original issue discount		2,151	2,151	2,497
Deferred income taxes	7	12,860	3,054	(43,306)
Loss on extinguishment of debt	13	—	—	4,202
Provision for losses on accounts receivable and inventory		5,269	10,235	645
Stock-based compensation expense	5	21,101	17,245	17,047
Amortization of right-of-use assets	2	20,321	13,916	14,515
Other adjustments to net income		7,481	4,850	(208)
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		(30,278)	17,749	(219,659)
Inventories		(42,419)	(160,980)	(81,544)
Prepaid expenses and other current assets		(11,152)	(21,718)	(6,462)
Accounts payable		32,298	(28,968)	98,444
Income taxes		(3,088)	(92,802)	80,291
Accrued and other liabilities		(10,176)	27,198	63,459
Other, net		(2,157)	(2,944)	(23,433)
Net cash provided by operating activities		807,634	786,835	572,902
Investing activities
Capital expenditures		(218,888)	(135,776)	(64,474)
Insurance proceeds for properties, plant and equipment		—	—	9,627
Proceeds from sale of properties, plant and equipment		123	779	81
Acquisitions of businesses, net of cash acquired	3	(83,385)	(307,805)	(43,195)
Net cash used for investing activities		(302,150)	(442,802)	(97,961)
Financing activities
Repayments of short-term debt	13	—	—	(4,000)
Issuance of long-term debt	13	—	—	798,000
Repayments of long-term debt	13	—	—	(835,120)
Issuance of common stock, net of taxes withheld	5	(14,428)	(24,045)	2,660
Repurchase of common stock		(491,033)	(500,161)	(135,066)
Payments for debt financing costs and fees	13	—	—	(10,930)
Finance lease payments		(1,320)	—	—
Net cash used for financing activities		(506,781)	(524,206)	(184,456)
Effects of foreign exchange rate changes on cash and cash equivalents		661	(7,365)	1,333
Increase (decrease) in cash and cash equivalents		(637)	(187,538)	291,818
Cash and cash equivalents at beginning of period		388,751	576,289	284,471
Cash and cash equivalents at end of period		$388,114	$388,751	$576,289

		Fiscal year ended
(in thousands)	Note	September 30, 2023	September 30, 2022	September 30, 2021

Supplementary Cash Flow information
Interest paid		$43,670	$30,529	$23,726
Income taxes paid, net of refunds		150,934	379,769	155,114
Capital expenditures, not yet paid		7,893	8,653	1,094
Acquisitions of businesses, not yet paid		13,625	12,628	—
Operating cash flows from cash paid on operating lease liabilities		15,155	12,549	13,035
Operating lease right-of-use assets obtained in exchange for lease liabilities		63,644	38,794	13,538
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three year period ended September 30, 2023

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2020	47,407	$475	$(2,580)	$487,223	$(64,154)	$(42,554)	$378,410
Net income	—	—	—	—	587,857	—	587,857
Other comprehensive income (loss)	—	—	—	—	—	$13,828	13,828
Stock-based compensation	—	—	—	17,047	—	—	17,047
Issuance of common stock, net of shares withheld for tax	918	9	—	2,651	—	—	2,660
Repurchase of common stock	(2,328)	(23)	—	—	(135,043)	—	(135,066)
Balance as of September 30, 2021	45,997	461	(2,580)	506,921	388,660	(28,726)	864,736
Net income	—	—	—	—	913,434	—	913,434
Other comprehensive income (loss)	—	—	—	—	—	(21,420)	(21,420)
Stock-based compensation	—	—	—	17,245	—	—	17,245
Issuance of common stock, net of shares withheld for tax	434	4	—	(24,049)	—	—	(24,045)
Repurchase of common stock	(5,080)	(51)	—	—	(500,113)	—	(500,161)
Balance as of September 30, 2022	41,351	415	(2,580)	500,117	801,981	(50,146)	1,249,787
Net income	—	—	—	—	689,899	—	689,899
Other comprehensive income (loss)	—	—	—	—	—	16,206	16,206
Stock-based compensation	—	—	—	21,101	—	—	21,101
Issuance of common stock, net of shares withheld for tax	288	3	—	(14,435)	—	—	(14,432)
Repurchase of common stock	(4,322)	(43)	—	—	(494,399)	—	(494,442)
Retirement of Treasury Stock			2,580		(2,580)		—
Balance as of September 30, 2023	37,317	375	—	506,783	994,901	(33,940)	$1,468,119

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

The Company was incorporated in the State of Delaware on November 4, 2010 under the name Atkore International Group Inc. As of September 20, 2022, Atkore was the sole stockholder of Atkore International Holdings Inc. (“AIH”), which in turn was the sole stockholder of Atkore International Inc. (“AII”). On December 28, 2022, AIH merged into AII, with AII being the surviving entity. Accordingly, Atkore is now the sole stockholder of AII.

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

On November 11, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase authorization of the Company’s outstanding stock of $1,300 million. As of September 30, 2023, $309.1million of repurchases remained available under the plan.

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

Under the Inflation Reduction Act of 2022 (“IRA”), the Company is eligible for tax credits related to the manufacturing and selling of components used in the solar energy industry, starting on January 1, 2023. These tax credits are transferable under the IRA when they meet certain criteria. When credits do not meet the transferability criteria, the benefit is recognized within income tax expense in accordance with ASC 740, “Income Taxes.” The Company concluded that the tax credits earned during fiscal 2023 are not transferable and as a result, the Company recognized the benefit of the fiscal 2023 tax credits in its income tax expense.

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

For the year ended September 30, 2023, the Company has recognized a reduction of revenue of $30,401 for the economic value of tax credits to be transferred and a year to date benefit to income tax expense of $39,493. As of September 30, 2023, the Company has a $30,401 liability for credits to be transferred or the economic value of the credits and a solar tax credit receivable of $39,493. As of September 30, 2023, all activity related to the solar tax credits is within the Safety & Infrastructure segment.

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

Selling, General and Administrative Expenses — These amounts primarily include payroll-related expenses for both administrative and selling personnel, compensation expense from stock-based awards, restructuring-related charges, third-party professional services and transactional gains or losses for foreign currency transactions, excluding the foreign exchange exposure for intercompany loan transactions, which is included in Other (income) and expense, net.

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
The Company also considers potential impairment indicators associated with other finite-lived intangible assets, including its customer relationships, patents, and non-compete agreements. An impairment is recognized if the carrying value of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The Company's key customers are primarily wholesale and national distributors. The terms of these relationships are based on purchase orders and are not contractually based. Customer relationships are amortized on a straight-line basis over their useful lives, ranging from 6 to 14 years. The Company evaluates the appropriateness of remaining useful lives based on customer attrition rates. Other intangible assets are amortized on a straight-lined basis over their estimated useful lives, ranging from 1 to 20 years. The Company did not have a triggering event during fiscal 2023, 2022 and 2021.

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

For fiscal 2023, 2022, and 2021 the Company performed a quantitative impairment assessment for goodwill. The Company calculated the fair value of its six reporting units considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) the comparable transaction method.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance.  The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and EBITDA margins, as well as the perceived risk associated with those forecasts. Fair value under the guideline public company method is determined for each reporting unit by applying market multiples for comparable public companies to the reporting unit’s financial results. Fair value under the comparable transaction method is determined based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the guideline public company method and the comparable transaction method calculations are the assumptions used in determining the reporting unit's comparable public companies, comparable transactions and the selection of the market multiples.

As a result of the Company’s plans to exit its operations in Russia and expectation to sell the related business at a loss, the Company recognized a goodwill impairment of $1,721 that was allocated from the reporting unit on a relative fair value basis. With the exception of the impairment recorded to the expected sale of the Russia operations, the Company did not record any other goodwill impairments in fiscal 2023, 2022, and 2021.

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

The Company did not record any indefinite-lived asset impairments in fiscal 2023, 2022, and 2021.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA contains significant tax law changes, including a corporate alternative minimum tax of 15% on adjusted financial statement income, which if applicable for the Company would be effective beginning October 1, 2023, a 1% excise tax on stock repurchases after December 31, 2022, and various tax incentives which include, but are not limited to, credits related to the manufacturing and selling of components used in the solar energy industry which took effect on January 1, 2023. The Company has recognized the benefit of credits related to the manufacturing and selling of components used in the solar energy industry in the income tax provision as described in the previous section discussing Revenue Recognition.

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

Leases

(in thousands)	September 30, 2023	September 30, 2022
Assets
Operating lease assets	$117,966	$68,715
Finance lease assets	7,108	5,209
Right-of-use assets, at cost	$125,074	$73,924
Less: accumulated amortization	(4,327)	(2,889)
Right-of-use assets, net	$120,747	$71,035

Liabilities
Current liabilities:
Current portion of operating lease liabilities	$15,030	$12,777
Current portion of finance lease liabilities	1,200	1,012
Current lease obligations	$16,230	$13,789

Noncurrent liabilities:
Operating lease liabilities	$104,047	$56,601
Finance lease liabilities	1,470	1,374
Long-term lease obligations	$105,517	$57,975
Total lease obligations	$121,747	$71,764

Lease Cost

The following table summarizes lease costs by type of cost for the fiscal year ended September 30, 2023, and the fiscal year ended September 30, 2022. In the consolidated statements of operations, cost of sales and selling, general and administrative expenses included lease costs of $20,054 and $7,215 for the fiscal year ended September 30, 2023 and $15,583 and $3,732 for the fiscal year ended September 30, 2022.

	Fiscal year ended
(in thousands)	September 30, 2023	September 30, 2022
Amortization of right-of-use assets	$21,540	$13,916
Interest on lease liabilities	131	71
Variable lease costs	3,146	2,471
Short term lease costs	2,451	2,857
Total lease costs	$27,269	$19,315

Maturity of Lease Liabilities

The Company's maturity analysis of its lease liabilities as of September 30, 2023 is as follows:

(in thousands)	Financing Leases	Operating Leases
2024	$1,369	$21,471
2025	1,003	19,557
2026	578	17,913
2027	131	16,026
2028	4	12,811
2029 and after	—	54,418
Total lease payments	$3,085	$142,195
Less: Interest	(415)	(23,118)
Present value of lease liabilities	$2,670	$119,077

Lease Term and Discount Rate

	Fiscal year ended
	September 30, 2023	September 30, 2022
Weighted-average remaining lease term (years)
Operating leases	9.5	8.1
Finance leases	2.5	2.7

Weighted-average discount rate
Operating leases	6.4%	4.5%
Finance leases	4.6%	3.0%

3. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers.

Fiscal 2023

On November 7, 2022, Atkore HDPE, LLC, a wholly-owned subsidiary of the Company, acquired the assets of Elite Polymer Solutions (“Elite”), for a purchase price of $90,230, of which $75,981 was paid at closing and an additional purchase price payable of $14,000 was accrued, of which $500 was paid in fiscal 2023 subsequent to the acquisition date. Elite is a manufacturer of high density polyethylene (HDPE) conduit, primarily serving the telecommunications, utility, and transportation markets. As a result of the acquisition, the Company preliminarily recognized $18,669 of tax deductible goodwill, $68,480 of identifiable intangible assets, of which $68,200 relates to customer relationships with an estimated useful life of 8 years, and $3,082 of working capital and other net tangible assets. The Company finalized the purchase price allocation of Elite in the fourth quarter of fiscal 2023.

The acquisition in fiscal 2023 was funded using cash-on-hand. The Company incurred approximately $968 in acquisition-related expenses for fiscal 2023, which was recorded as a component of selling, general and administrative expenses.

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

	Fiscal Year Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2021
Interest cost	$5,175	$2,958	$2,729
Expected return on plan assets	(5,027)	(5,392)	(6,424)
Amortization of actuarial loss	667	631	1,327
Net periodic cost	$815	$(1,803)	$(2,368)

The weighted-average assumptions used to determine net periodic pension cost during the period were as follow:

	September 30, 2023	September 30, 2022	September 30, 2021
Discount rate	5.4%	2.7%	2.5%
Expected return on plan assets	5.0%	4.0%	6.2%
Rate of compensation increase	N/a	N/a	N/a

The change in the benefit obligations, plan assets and the amounts recognized on the consolidated balance sheets was as follows (in thousands):

Change in benefit obligations:
Balance as of September 30, 2021	$140,745
Interest cost	2,958
Actuarial loss	(36,411)
Benefits and administrative expenses paid	(6,090)
Balance as of September 30, 2022	101,202
Interest cost	5,175
Actuarial gain	(4,882)
Benefits and administrative expenses paid	(6,165)
Balance as of September 30, 2023	$95,330

Change in plan assets:
Balance as of September 30, 2021	$138,056
Actual return on plan assets	(28,230)
Employer contributions	188
Benefits and administrative expenses paid	(6,090)
Balance as of September 30, 2022	103,925
Actual return on plan assets	7,463
Employer contributions	220
Benefits and administrative expenses paid	(6,165)
Balance as of September 30, 2023	$105,443

Funded status:
Funded status as of September 30, 2022	$2,723
Funded status as of September 30, 2023	$10,113

(in thousands)	September 30, 2023	September 30, 2022
Amounts recognized in the consolidated balance sheets consist of:
Pension Non-Current Assets	$10,113	$2,723
Pension liabilities	—	—
Net amount recognized	$10,113	$2,723

Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Net actuarial loss	$(15,631)	$(23,616)
Total loss recognized	$(15,631)	$(23,616)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	5.8%	5.4%
Rate of compensation increase	N/a	N/a

The following table summarizes the defined benefit pension plans with accumulated benefit obligations in excess of plan assets:

(in thousands)	September 30, 2023	September 30, 2022
Accumulated benefit obligation	$—	$—
Fair value of plan assets	—	—

Neither plan had accumulated benefit obligations in excess of plan assets as of September 30, 2022.

The following table summarizes the defined benefit pension plans with projected benefit obligations in excess of plan assets:

(in thousands)	September 30, 2023	September 30, 2022
Projected benefit obligation	$—	$—
Fair value of plan assets	—	—
Neither plan had projected benefit obligations in excess of plan assets as of September 30, 2022.

In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions. The Company’s investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to minimize risk in the plan assets for the purpose of enhancing the security of benefits for participants. For the pension plans, this policy targets a 100% allocation to debt securities. As of September 30, 2023, the 46% of plan assets held in cash and cash equivalents is a result of timing differences as the Company continues to move to the target allocation of 100% debt securities.

Pension plans have the following weighted-average asset allocations:

Asset Category:	September 30, 2023	September 30, 2022
Equity securities	—%	50%
Debt securities	54%	46%
Cash and cash equivalents	46%	4%
Total	100%	100%

The Company evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk, such as investments in a single entity, industry, foreign country and individual fund manager. As of September 30, 2023, there were no significant concentrations of risk in the Company’s defined benefit plan assets.

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

	September 30, 2023			September 30, 2022
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
United States equity securities	$—	$—	$—	$29,583	$—	$29,583
Non-U.S. equity securities	—	—	—	22,913	—	22,913
Fixed income securities	21,119	35,733	56,852	22,639	24,794	47,433
Cash and cash equivalents	48,591	—	48,591	3,996	—	3,996
Total	$69,710	$35,733	$105,443	$79,131	$24,794	$103,925

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

Fixed income securities consist primarily of government and agency securities, corporate debt securities, and mortgage and other asset-backed securities. When available, fixed income securities are valued at the closing price reported in the active market in which the individual security is traded. Government and agency securities and corporate debt securities are valued using the most recent bid prices or occasionally the mean of the latest bid and ask prices when markets are less liquid. Asset-backed securities including mortgage-backed securities are valued using broker/dealer quotes when available. When quotes are not available, fair value is determined by utilizing a discounted cash flow approach, which incorporates other observable inputs such as cash flows, underlying security structure and market information including interest rates and bid evaluations of comparable securities. As of September 30, 2023 and September 30, 2022, the Company did not have any Level 3 pension assets. Certain fixed income securities are held within commingled funds, which are valued utilizing NAV as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

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

Contribution amounts are determined and funded based on laws and regulations and with the assistance of professionally qualified actuaries. The Company contributed $220 and $188 to its pension plans for the fiscal years ended September 30, 2023 and September 30, 2022. The Company anticipates that it will contribute at least the minimum required contribution of $279 to its pension plans in fiscal 2024.

Benefit payments, which reflect future expected service as appropriate, are expected to be paid in each fiscal year as follows:

(in thousands)
2024	$6,912
2025	7,103
2026	7,263
2027	7,321
2028	7,349
2028 to 2032	36,909

Defined Contribution Retirement Plans — The Company also sponsors several defined contribution retirement plans - the 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $5,483, $4,615 and $3,400 for the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021, respectively.

Multi-Employer Plan — The Company has a liability of $4,336 as of September 30, 2023 and $4,685 as of September 30, 2022 representing the Company’s proportionate share of a multi-employer pension plan which was exited prior to fiscal 2017.

5. STOCK INCENTIVE PLAN

On November 21, 2019, the Company's board of directors approved the Atkore International Group Inc. 2020 Omnibus Incentive Plan (the “2020 Omnibus Incentive Plan”), which was subsequently approved by the Company’s shareholders on January 30, 2020. The 2020 Omnibus Incentive Plan provides for stock purchases and grants of other equity awards, including non-qualified stock options, stock purchase rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance stock units (“PSUs”), stock appreciation rights, dividend equivalents and other stock-based awards to directors, officers, other employees and consultants. The 2020 Omnibus Incentive Plan replaces and succeeds the Atkore International Group Inc. 2016 Omnibus Incentive Plan (the “2016 Omnibus Incentive Plan”). The Company no longer grants awards from the 2016 Omnibus Incentive Plan. Awards previously granted under the 2016 Omnibus Incentive Plan were unaffected by the termination. A maximum of 1.8 million shares of common stock is reserved for issuance under the 2020 Omnibus Incentive Plan. All stock option awards have a ten year life. All share-based awards are expected to be fulfilled with new shares of common stock. Stock compensation expense is included in selling, general and administrative in the Company's consolidated statements of operations and was $21,101, $17,245 and $17,047 for fiscal years 2023, 2022 and 2021, respectively. The total income tax benefit recognized for share-based compensation arrangements was $2,706, $1,634 and $2,073 for fiscal years 2023, 2022 and 2021, respectively.

Stock Options

In accordance with ASC 718 Compensation - Stock Compensation, stock compensation expense for stock options is recorded on a straight-line basis over the requisite service period (generally the vesting period), net of actual forfeitures based on the grant-date fair value of the option under the equity accounting method.

The assumptions used in the Black-Scholes option pricing model to value the options granted were as follows:

	Fiscal Year Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Expected dividend yield	—%	—%	—%
Expected volatility	51%	49%	59%
Range of risk-free interest rates	3.92%	1.40%	0.52%
Range of expected option lives	6 years	6 years	6 years

Dividends are not paid on the Company’s common stock for fiscal 2023 and prior years. For grants during fiscal years ended 2023, 2022 and 2021, the expected volatility is based on the Company’s stock price volatility. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. The expected life of options is estimated using the simplified method due to limited historical exercise activity. The Company does not estimate forfeitures, which are accounted for as they occur.

Stock option activity for the period September 30, 2020 to September 30, 2023 was as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of September 30, 2020	1,375	$15.66		$11,443
Granted	72	$29.80
Exercised	(678)	$12.30		$33,075
Forfeited	—	—
Outstanding as of September 30, 2021	769	$19.95	$10.89	$51,441
Granted	42	$105.94	$49.39
Exercised	(98)	$12.58	$9.84	$8,703
Forfeited	—	—
Outstanding as of September 30, 2022	713	$26.00	$13.29	$38,062	5.22
Granted	51	$101.66	$54.06
Exercised	(74)	$13.26	$9.56	$9,201
Forfeited	—	—
Outstanding as of September 30, 2023	690	$32.93	$16.69	$80,152	9.75
Exercisable as of September 30, 2023	539	$23.45		$67,835	4.13

As of September 30, 2023, there was $1,117 of total unrecognized compensation expense related to non-vested options granted expected to be recognized over a weighted-average period of approximately 9.8 years. The total fair value of shares vested during fiscal years 2023, 2022 and 2021 was $1,924, $1,447 and $1,465, respectively.

Cash received from stock option exercises for the fiscal years 2023, 2022 and 2021 was $973, $1,230 and $8,535, respectively. The actual tax benefit for the tax deductions from stock option exercises totaled $2,300, $2,176 and $8,228, respectively, for fiscal years 2023, 2022 and 2021. The Company does not settle any option exercises, under its current stock incentive plan, in cash.

Restricted Stock Units

Generally, RSUs granted under the 2020 Omnibus Incentive Plan vest ratably over three years. The fair value of RSU grants was based on the closing price of the Company's common stock on the date of grant. RSU compensation expense is recorded on a straight-line basis over the remaining vesting period.

Changes to the Company’s nonvested RSU awards for the year ended September 30, 2023 were as follows:

	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested as of September 30, 2020	405	$26.44
Granted	218	32.01
Vested	(229)	23.78
Forfeited	(10)	28.48
Nonvested as of September 30, 2021	384	30.30
Granted	100	103.94
Vested	(208)	27.40
Forfeited	(14)	49.23
Nonvested as of September 30, 2022	262	58.72
Granted	138	102.71
Vested	(144)	47.43
Forfeited	(10)	84.89
Nonvested as of September 30, 2023	246	$86.16

As of September 30, 2023, there was $10,782 of total unrecognized compensation expense related to non-vested RSUs granted, expected to be recognized over a weighted-average period of approximately 1.37 years. The total fair value of RSUs vested during fiscal years 2023, 2022 and 2021 was $17,878, $20,342 and $8,897 respectively.

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

The grant-date fair value for the performance condition based awards represents the closing stock price on the date of grant. For the grants in fiscal 2023, 2022 and 2021, the closing stock price on the date of grant was $101.66, $105.94 and $29.80 respectively. The grant-date fair value for the market condition based awards was determined using the Monte-Carlo method. The assumptions used in the Monte-Carlo method to value the performance share awards granted during the fiscal year ended September 30, 2023 were as follows:

	September 30, 2023	September 30, 2022	September 30, 2021
Expected dividend yield	—%	—%	—%
Expected volatility	68%	63%	61% -
Risk free interest rates	4.15%	0.83%	0.21%
Expected life	3 years	3 years	3 years
Fair value	$121.52	$122.25	$33.80

For the fiscal years ended 2023, 2022 and 2021, dividends are not paid on the Company’s common stock. For grants during fiscal year ended 2023, 2022 and 2021, the expected volatility is based on the Company’s stock price volatility. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the award. The expected life of the award represents the weighted-average period of time that awards granted are expected to be outstanding, giving consideration to vesting schedules and expected exercise patterns. The Company does not estimate forfeitures, which are accounted for as they occur.

Changes to the Company’s non-vested PSU awards for the year ended September 30, 2023 were as follows:

	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested as of September 30, 2020	425	$25.15
Granted	156	31.67
Vested	(171)	21.55
Adjustment for achieved performance upon issuance	57	22.95
Forfeited	(14)	29.43
Nonvested as of September 30, 2021	453	$28.07
Granted	52	113.51
Vested	(381)	18.17
Adjustment for achieved performance upon issuance	190	18.17
Forfeited	(1)	57.61
Nonvested as of September 30, 2022	313	$48.19
Granted	69	110.71
Vested	(190)	39.94
Adjustment for achieved performance upon issuance	83	39.31
Forfeited	(1)	31.67
Nonvested as of September 30, 2023	273	$67.02

As of September 30, 2023, there was $5,228 of total unrecognized compensation expense related to non-vested PSUs granted, expected to be recognized over a weighted-average period of approximately 0.82 years.

6. OTHER (INCOME) AND EXPENSE, NET

Other (income) and expense, net consisted of the following:

	Fiscal Year Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2021
Gain on purchase of business	$—	$—	$(731)
Undesignated foreign currency derivative instruments	—	(4,379)	2,201
Business interruption insurance recovery	—	—	(15,500)
Foreign exchange loss (gain) on intercompany loans	(88)	5,342	(1,534)
Pension-related expense (benefit)	579	(1,803)	(2,368)
Loss on assets held for sale	7,477	—	—
Other	1	350	(220)
Other (income) and expense, net	$7,969	$(490)	$(18,152)

The Company recognized an impairment of $7,477 on assets related to the Company’s operations in Russia for the year ended September 30, 2023.

7. INCOME TAXES

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA contains significant tax law changes, including a corporate alternative minimum tax of 15% on adjusted financial statement income, which if applicable for the Company would be effective beginning October 1, 2023, a 1% excise tax on stock repurchases after December 31, 2022, and various tax incentives which include, but are not limited to, credits related to the manufacturing and selling of components used in the solar energy industry which took effect on January 1, 2023. The Company has recognized the benefit of credits related to the manufacturing and selling of components used in the solar energy industry in the income tax provision.

Significant components of income before income taxes and income tax expense for the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021 consisted of the following:

(in thousands)	September 30, 2023	September 30, 2022	September 30, 2021
Components of income before income taxes:
United States	$817,853	$1,174,109	$770,350
Non-U.S	32,437	29,511	9,651
Income before income taxes	$850,290	$1,203,620	$780,001

Income tax expense:
Current:
United States:
Federal	$110,714	$228,141	$182,105
State	25,556	49,793	46,913
Non-U.S:	11,261	9,198	6,432
Current income tax expense	$147,531	$287,132	$235,450

Deferred:
United States:
Federal	$12,670	$3,174	$(35,442)
State	1,274	753	(7,281)
Non-U.S:	(1,085)	(873)	(583)
Deferred income (benefit) tax expense	12,860	3,054	(43,306)
Income tax expense	$160,391	$290,186	$192,144

Differences between the statutory federal income tax rate and effective income tax rate are summarized below:

(in thousands)	September 30, 2023	September 30, 2022	September 30, 2021
Statutory federal tax	21%	21%	21%
Adjustments to reconcile to the effective income tax rate:
State income taxes	3%	3%	4%
Stock-based compensation	(1)%	(1)%	(1)%
Solar tax credits	(5)%	—%	—%
Other	1%	1%	1%
Effective income tax rate	19%	24%	25%

The Company’s effective tax rate for fiscal 2023 differs from the statutory rate primarily due to state income taxes of $21,630 and solar tax credits of $39,493.
The Company’s effective tax rate for fiscal 2022 differs from the statutory rate primarily due to state income taxes of $39,759, and limitations on executive compensation of $6,996 partially offset by $11,438 of excess tax benefit from share-based compensation.

The Company’s effective tax rate for fiscal 2021 differs from the statutory rate primarily due to state income taxes of $30,680, current year valuation allowance expense of $2,190 and limitations on executive compensation of $2,587, partially offset by $7,352 of excess tax benefit from share-based compensation.

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax assets are as follows:

(in thousands)	September 30, 2023	September 30, 2022
Deferred tax assets:
Accrued liabilities and reserves	$42,824	$47,582
Tax loss and credit carryforwards	20,648	17,272
Postretirement benefits	—	583
Inventory	21,256	29,501
Lease obligations	29,722	17,779
Other	4,686	1,079
	$119,136	$113,796
Deferred tax liabilities:
Property, plant and equipment	$(37,814)	$(28,475)
Intangible assets	(49,084)	(56,886)
Right-of-use assets, net	(29,583)	(17,095)
Other	(5,376)	(4,156)
	$(121,857)	$(106,612)
Net deferred tax liability before valuation allowance	(2,721)	7,184
Valuation allowance	(19,079)	(13,415)
Net deferred tax liability	$(21,800)	$(6,231)

As of September 30, 2023, the Company has $7,744 of federal net operating loss carryforwards which do not expire and $23,599 of state net operating loss carryforwards which expire beginning in 2024 through

2036. In certain non-U.S. jurisdictions, the Company has net operating loss carryforwards of $68,189 which have an expiration period ranging from five years to unlimited.

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

As of September 30, 2023, and September 30, 2022, the Company had unrecognized tax benefits of $2,581 and $985 which, if recognized, would positively benefit the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2023 and September 30, 2022, the Company had accrued interest and penalties of $236 and $77, respectively, in the consolidated balance sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefit, excluding interest and penalties, is as follows:

(in thousands)	For the period from September 30, 2020 to September 30, 2023
Balance as of September 30, 2020	$1,614
Additions based on tax positions related to prior years	291
Additions based on tax positions related to current year	1,658
Settlements	(230)
Balance as of September 30, 2021	3,333
Additions based on tax positions related to prior years	322
Additions based on tax positions related to current year	342
Settlements	(3,012)
Balance as of September 30, 2022	985
Reductions based on tax positions related to prior years	(75)
Additions based on tax positions related to current year	1,792
Expiration of statute of limitations	(121)
Balance as of September 30, 2023	$2,581

During fiscal 2023, the balance of unrecognized tax benefits increased by $1,792 as a result of federal and various state jurisdictions’ uncertain positions, partially offset by a decrease of $196 as a result of completing tax audits and the expiration of the statute of limitations in various state jurisdictions. The related accrued penalties and interest for uncertain tax positions increased by $158.

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

During fiscal 2021, the balance of unrecognized tax benefits increased by $1,949 as a result of federal and various state jurisdictions' uncertain tax positions, partially offset by a decrease of $230 as a result of completing tax audits and the expiration of the statute of limitations in various state jurisdictions. The related accrued penalties and interest for uncertain tax positions increased by $72.

Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities. The following tax years remain subject to examination by the major tax jurisdictions as follows:

Jurisdiction	Years Open to Audit
United States	2020, 2021 and 2022

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

For the fiscal year ended September 30, 2023, the Company recorded a $98 provision for withholding taxes on the planned distribution of income from one of its European subsidiaries. The Company did not record income tax or non-income tax expense related to the remaining foreign earnings, and did not record any deferred tax liabilities for any basis differences in investments in subsidiaries as the earnings are expected to be indefinitely reinvested, the investments are essentially permanent in duration, or the Company has concluded that there will be no additional tax liability as a result of the distribution of the income.

As of September 30, 2023, certain subsidiaries had approximately $131,056 of undistributed income that the Company intends to permanently reinvest. A liability could arise if the Company's intention to permanently reinvest such income were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed of. It is not practicable to estimate the additional income taxes related to permanently reinvested income or the basis differences related to investments in subsidiaries.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
(in thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2021
Numerator:
Net income	$689,899	$913,434	$587,857
Less: Undistributed earnings allocated to participating securities	10,637	14,460	11,380
Net income available to common shareholders	$679,262	$898,974	$576,477

Denominator:
Basic weighted average common shares outstanding	38,797	43,717	46,569
Effect of dilutive securities: Non-participating employee stock options (1)	531	563	737
Diluted weighted average common shares outstanding	39,328	44,280	47,306

Basic earnings per share	$17.51	$20.56	$12.38
Diluted earnings per share	$17.27	$20.30	$12.19

(1) There were no Stock options to shares of common stock were outstanding during the years ended September 30, 2023, September 30, 2022, and September 30, 2021, respectively, Any options available would not be included in the calculation of diluted earnings per share as the impact of these would have been anti-dilutive.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component, net of tax:

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2021	$(19,318)	$(9,408)	$(28,726)
Other comprehensive (loss) income before reclassifications	2,051	(23,943)	(21,892)
Amounts reclassified from accumulated other comprehensive loss	472	—	472
Net current period other comprehensive (loss) income	2,523	(23,943)	(21,420)
Balance as of September 30, 2022	$(16,795)	$(33,351)	$(50,146)
Other comprehensive income (loss) before reclassifications	5,493	10,212	15,705
Amounts reclassified from accumulated other comprehensive loss	501	—	501
Net current period other comprehensive income (loss)	5,994	10,212	16,206
Balance as of September 30, 2023	$(10,801)	$(23,139)	$(33,940)

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

	Fiscal Year Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2021
Amortization of defined benefit pension items:
Amortization of net loss (included within other income, net)	$667	$631	$1,327
Tax expense	(166)	(159)	(337)
Net reclassifications for the period	$501	$472	$990

10. INVENTORIES, NET

A majority of the Company records inventory at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 82% and 82% of the Company's inventories are valued at the lower of LIFO cost or market at September 30, 2023 and September 30, 2022, respectively.

(in thousands)	September 30, 2023	September 30, 2022
Purchased materials and manufactured parts, net	$231,518	$166,038
Work in process, net	60,524	61,182
Finished goods, net	201,810	227,291
Inventories, net	$493,852	$454,511

Total inventories would be $29,826 higher and $64,550 higher than reported as of September 30, 2023 and September 30, 2022, respectively, if the first-in, first-out method was used for all inventories. During the years ended September 30, 2023 and September 30, 2022, inventory quantities in specific pools were lower at the end of the period than the quantities at the beginning of the period. This reduction resulted in a liquidation of LIFO inventory quantities carried at net lower costs prevailing in the respective prior years as compared with the cost of respective current year purchases. The effect of this inventory reduction resulted in decreased cost of goods sold and increased operating income of approximately $2,394 and $248.

As of September 30, 2023 and September 30, 2022, the excess and obsolete inventory reserve was $25,585 and $18,996, respectively.

11. PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2023 and September 30, 2022, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	September 30, 2023	September 30, 2022
Land	$29,082	$22,113
Buildings and related improvements	182,760	172,633
Machinery and equipment	513,563	427,460
Leasehold improvements	15,910	10,512
Software	47,072	36,884
Construction in progress	206,311	99,491
Property, plant and equipment, at cost	994,698	769,093
Accumulated depreciation	(435,657)	(378,873)
Property, plant and equipment, net	$559,041	$390,220

Depreciation expense for fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021 was $57,720, $48,239 and $44,913, respectively.

12. GOODWILL AND INTANGIBLE ASSETS

Goodwill — Changes in the carrying amount of goodwill are as follows:

	Segment
(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2021	$155,471	$43,577	$199,048
Goodwill acquired during year	87,964	9,431	97,395
Exchange rate effects	(6,727)	(386)	(7,113)
Balance as of September 30, 2022	$236,708	$52,622	$289,330
Goodwill acquired during year	18,669	14	18,683
Impairment	(1,721)	—	(1,721)
Other purchase accounting adjustments	1,989	—	1,989
Exchange rate effects	2,782	43	2,825
Balance as of September 30, 2023	$258,427	$52,679	$311,106

Goodwill balances include $5,645 and $43,000 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively, as of September 30, 2023 and September 30, 2022. As described in Note 6, “Other (Income) and Expense, net”, the Company is finalizing plans to exit operations in Russia and expects to sell the related business at a loss. The Company recognized an impairment of $7,477 for the year ended September 30, 2023, which includes $1,721 of impaired goodwill that was allocated from the reporting unit on a relative fair value basis.

Intangible Assets — The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets:

		September 30, 2023			September 30, 2022
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Customer relationships	11	$596,396	$(318,058)	$278,338	$532,768	$(267,940)	$264,828
Other	8	43,633	(20,406)	23,227	35,681	(10,602)	25,079
Total		640,029	(338,464)	301,565	568,449	(278,542)	289,907
Indefinite-lived Intangible Assets:
Trade names		92,806	—	92,806	92,799	—	92,799
Total		$732,835	$(338,464)	$394,372	$661,248	$(278,542)	$382,706

Amortization expense for the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021 was $57,804, $36,176 and $33,644, respectively. Expected amortization expense for intangible assets over the next five years and thereafter is as follows (in thousands):

2024	$54,421
2025	43,341
2026	40,741
2027	39,621
2028	29,432
2029 and thereafter	94,009

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in estimated useful lives, impairment of intangible assets, and other events.

13. DEBT

Debt as of September 30, 2023 and September 30, 2022 was as follows:

(in thousands)	September 30, 2023	September 30, 2022
New Senior Secured Term Loan Facility due May 26, 2028	$371,667	$371,381
Senior Notes Due June 1, 2031	400,000	400,000
ABL Credit Facility	—	—
Deferred financing costs	(8,980)	(10,844)
Long-term debt	$762,687	$760,537

During fiscal 2021, the Company made voluntary prepayments of principal on the New Senior Secured Term Loan Facility of $26,000. The voluntary prepayment on the New Senior Secured Term Loan Facility resulted in the removal of all principal payment requirements until the contractual maturity of the debt in fiscal 2028. No additional payments were made in fiscal 2022 or fiscal 2023.

As of September 30, 2023, future contractual maturities of long-term debt are as follows (in thousands):

2024	$—
2025	—
2026	—
2027	—
2028	373,000
2029 and thereafter	400,000
Total	$773,000

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

The Amended ABL Credit Facility has aggregate commitments of $325,000 and is guaranteed by AII, the United States subsidiaries owned directly or indirectly by AII and certain other restricted subsidiaries of AII that AII causes to be a subsidiary guarantor from time to time including as of the closing date for the Amended ABL Credit Facility, Columbia-MBF, Inc., a corporation formed by amalgamation under the laws of Canada (“Columbia-MBF”). AII's availability under the ABL Credit Facility was $322,406 and $312,095 as of September 30, 2023 and September 30, 2022, respectively. Availability under the ABL Credit Facility is subject to a borrowing base equal to the sum of 85% of eligible accounts receivable plus the lesser of (i) 80% of eligible inventory of each borrower and guarantor, valued at the lower of cost and fair market value and (ii) 85% of the net orderly liquidation value of eligible inventory, subject to certain limitations. There were no borrowings outstanding under the ABL Credit Facility as of September 30, 2023 and September 30, 2022, respectively.

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

Use of Proceeds - In fiscal 2021, the proceeds from the Senior Notes and the New Senior Secured Term Loan Facility were used to repay the remaining principal of the existing First Lien Term Loan Facility of $772.0 million and $4.0 million of accrued interest. The Company accounted for the repayment of the First Lien Term Loan Facility as an extinguishment of debt and recorded a $4.2 million loss on extinguishment of debt. The Company accounted for the amendment to the ABL Credit Facility as a modification of debt. The ABL Credit Facility has remained unused in both fiscal 2022 and fiscal 2023.

14. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company periodically uses forward currency contracts to hedge the effects of foreign exchange relating to intercompany balances denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company. Short-term forward currency contracts are recorded in prepaid expenses and other current assets or other current liabilities and long-term forward currency contracts are recorded in other long-term assets or other long-term liabilities in the consolidated balance sheets for the applicable period. The fair value gains and losses are included in other income, net within the consolidated statements of operations. See Note 6, “Other (Income) and Expense, net” for further detail.

The Company had no active forward currency contracts or other derivative instruments as of September 30, 2023, or September 30, 2022, with the last such contract having expired in the third quarter of fiscal 2022. The Company had £37.4 million of undesignated forward currency contracts as of September 30, 2021.

Cash flows associated with derivative financial instruments are recognized in the operating section of the consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the recurring assets and liabilities measured at fair value as of September 30, 2023 and September 30, 2022 in accordance with the fair value hierarchy:

	September 30, 2023			September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$321,282	$—	$—	$291,757	$—	$—
Forward currency contracts	—	—	—	—	—	—
Liabilities
Forward currency contracts	—	$—	—	—	$—	—

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.
The estimated fair value of financial instruments not carried at fair value in the consolidated balance sheets were as follows:

	September 30, 2023		September 30, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
New Senior Secured Term Loan Facility due May 26, 2028	$373,000	$372,068	$373,000	$370,203
Senior Notes due June 2031	400,000	334,368	400,000	318,912
Total debt	$773,000	$706,436	$773,000	$689,115

In determining the approximate fair value of its long-term debt, the Company used the trading value among financial institutions, which were classified within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being market-linked variable rate debt.

15. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of September 30, 2023, such obligations were $127,756 for fiscal 2024, $3,816 for fiscal 2025 and $4,800 thereafter. These amounts represent open purchase orders for materials used in production.

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

As of September 30, 2023, the Company believes that the range of reasonably possible losses for Special Products Claims and other product liabilities is between $1,000 and $8,000.

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

16. GUARANTEES

The Company has outstanding letters of credit totaling $2,594 supporting workers’ compensation and general liability insurance policies and surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $37,087 as of September 30, 2023.

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

	Fiscal year ended
	September 30, 2023			September 30, 2022			September 30, 2021
(in thousands)	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA
Electrical	$2,675,050	$25	$1,004,853	$3,013,755	$—	$1,273,410	$2,229,862	$3,437	$873,868
Safety & Infrastructure	843,711	447	$103,231	900,194	394	$138,390	698,152	168	$81,827
Eliminations	—	(471)			(394)		—	(3,605)
Consolidated operations	$3,518,761	$—		$3,913,949	$—		$2,928,014	$—

	Capital Expenditures			Total Assets
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2021	September 30, 2023	September 30, 2022	September 30, 2021
Electrical	$137,485	$61,721	$34,995	$1,715,419	$1,524,670	$1,122,835
Safety & Infrastructure	69,475	38,280	22,407	753,821	618,331	482,942
Unallocated	11,928	35,775	7,072	465,769	455,995	604,322
Consolidated operations	$218,888	$135,776	$64,474	$2,935,009	$2,598,996	$2,210,099

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Fiscal Year Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2021
Operating segment Adjusted EBITDA
Electrical	$1,004,853	$1,273,410	$873,868
Safety & Infrastructure	103,231	138,390	81,827
Total	$1,108,083	$1,411,800	$955,695
Unallocated expenses (a)	(65,956)	(70,010)	(58,148)
Depreciation and amortization	(115,524)	(84,415)	(78,557)
Interest expense, net	(35,232)	(30,676)	(32,899)
Loss on extinguishment of debt	—	—	(4,202)
Stock-based compensation	(21,101)	(17,245)	(17,047)
Transaction costs	(968)	(3,424)	(667)
Loss on assets held for sale	(7,477)	—	—
Other (b)	(11,535)	(2,410)	15,826
Income before income taxes	$850,290	$1,203,620	$780,001

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

The Company’s long-lived assets and net sales by geography were as follows:

	Long-lived assets			Net sales
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2021	September 30, 2023	September 30, 2022	September 30, 2021
United States	$612,066	$410,263	$258,069	$3,150,143	$3,552,893	$2,637,118
Other Americas	8,655	7,195	6,180	94,064	102,626	53,151
Europe	52,498	38,396	45,917	228,885	213,581	183,985
Asia-Pacific	6,569	5,400	6,569	45,669	44,849	53,760
Total	$679,788	$461,255	$316,735	$3,518,761	$3,913,949	$2,928,014

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in any of the last three fiscal years:

	Fiscal Year Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2021
Metal Electrical Conduit and Fittings	$529,083	$635,481	$612,137
Plastic Pipe Conduit and Fittings	1,252,422	1,479,331	893,199
Electrical Cable and Flexible Conduit	506,994	535,194	424,411
Other Electrical products (a)	386,551	363,749	300,115
Electrical	2,675,050	3,013,755	2,229,862

Mechanical Tube	367,730	445,453	395,289
Other Safety & Infrastructure products (b)	475,982	454,741	302,863
Safety & Infrastructure	843,711	900,194	698,152
Net sales	$3,518,761	$3,913,949	$2,928,014
(a) Other Electrical products includes International Cable Management, Fiberglass Conduit and Corrosion Resistant Conduit
(b) Other S&I products includes Metal Framing and Fittings, Construction Services, Perimeter Security and Cable Management

Risks and Concentrations

Concentration of Credit Risk — The Company extends credit to various customers in the retail and construction industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company's overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of customers and maintains reserves for potential credit losses. As of September 30, 2023, Sonepar USA represented 14% and CED National represented 11% of the Company’s accounts receivable, with no significant amounts past due. As of September 30, 2022, one customer, CED National represented 10% of the Company’s accounts receivable, with no significant amounts past due. For fiscal 2023, one customer, Sonepar USA accounted for more than 10% of sales, for fiscal 2022 and 2021, no single customer accounted for more than 10% of sales.

Concentration of Employees — As of September 30, 2023, approximately 18% of the Company's employees were represented by a union under a collective bargaining agreement. All unions are located in either the United States or Canada, with no unions or Worker's Councils at any of the other locations abroad. On July 14, 2020, the Company and the United Steelworkers Union, representing approximately 350 employees, reached agreement on the terms of a new collective bargaining agreement for our largest facility in Harvey, Illinois, which expires in April 2024. The Company believes its relationship with its employees is good.

18. SUBSEQUENT EVENTS
On November 17, 2023, the Company announced that the board of directors approved a quarterly dividend program under which the Company intends to pay quarterly cash dividends on its common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and CEO, William E. Waltz, and our Vice President and CFO, David P. Johnson, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Waltz and Johnson have concluded that both the design and operation of our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company’s management assessed, under the supervision and with the participation of our President and CEO, William E. Waltz, and our Vice President and CFO, David P. Johnson, the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of September 30, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment excluded the internal control over financial reporting at Elite Polymer Solutions, which was acquired in fiscal 2023. This company represents 0.6% of total assets (excluding goodwill and intangibles, net), 0.8% of net sales, and 0.1% of net income as of and for the year ended September 30, 2023.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting for fiscal 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Atkore Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Atkore Inc. and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2023, of the Company and our report dated November 17, 2023, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Elite Polymer Solutions, which was acquired on November 7, 2022. The total assets (excluding goodwill and intangibles, net which were included in management's assessment of internal control over financial reporting as of September 30, 2023), net sales, and net income of these acquisitions constitute approximately 0.6%, 0.8% and 0.1%, respectively, of the consolidated financial statement amounts as of and for the year ended September 30, 2023. Accordingly, our audit did not include the internal control over financial reporting at Elite Polymer Solutions.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 17, 2023

Item 9B. Other Information

Insider Trader Arrangements and Policies

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

During the fourth fiscal quarter, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K.

Bill Waltz, President and Chief Executive Officer, initiated a new Rule 10b5-1 trading arrangement on August 23, 2023. This trading arrangement has a selling start date of November 22, 2023 and a plan end date of March 8, 2024. Under the trading arrangement, 79,600 options, less any options exercised/shares sold pursuant to a preexisting 10b5-1 plan, are available to be exercised and net settled by the broker upon reaching pricing targets defined in the trading arrangement.

Bylaw Amendments

On November 13, 2023, the Board of Directors (the “Board”) of Atkore Inc. (the “Company”) adopted the Fourth Amended and Restated Bylaws (as amended and restated, the “Bylaws”), effective on such date. The changes to the Bylaws include the following:

•Article I, Section 1.04 (Meetings of Stockholders—Notice of Meetings; Waiver of Notice). Revised to reflect amended Section 222(a) of the General Corporation Law of the State of Delaware (the “DGCL”), which sets out requirements for the notice of a stockholder meeting.

•Article I, Section 1.06 (Meetings of Stockholders—Voting Lists). Revised to reflect amended Section 219(a) of the DGCL, which no longer requires the stockholder list to be made available for inspection during the stockholder meeting.

•Article I, Section 1.09 (Meetings of Stockholders—Adjournment). Revised to reflect amended Section 222(c) of the DGCL, which expands the circumstances under which an adjourned meeting can be reconvened without requiring a new notice of meeting.

•Article I, Section 1.12 (Meetings of Stockholders—Notice of Stockholder Proposals and Nominations). Updated to (1) clarify the time periods during which a stockholder may make additional or substitute nominations or proposals, (2) expand the scope of disclosures required by a stockholder seeking to nominate persons to be elected to the Board or submit proposals regarding other business at a meeting of stockholders to include information regarding the stockholder, the beneficial owner, if any, on whose behalf the nomination or proposal is made, or any of their respective affiliates or associates, and any others acting in concert with any of the foregoing, and any director nominee, as applicable, (3) establish the number of persons a stockholder may nominate for election to the Board and require a representation that such nominees intend to serve a full term on the Board, (4) require proposed director nominees to complete and submit a questionnaire requested by the Company, (5) enhance and clarify the procedural mechanics in connection with stockholder nominations and proposals, (6) address compliance by stockholders with Rule 14a-19 promulgated under the Securities Exchange Act of 1934, commonly referred to as the “universal proxy rule” and (7) reflect that any stockholder not acting on behalf of the Board by soliciting proxies from other stockholders must use a proxy card color other than white, which is reserved for the exclusive use by the Board.

•Article II, Section 2.06 (Meetings of Stockholders—Notice of Meetings; Waiver of Notice). Revised to clarify that notice of a meeting of the Board may be given by electronic transmission.

•Article V, Section 5.01 (Capital Stock—Certificates of Stock; Uncertificated Shares). Revised to provide that the stock of the Company shall be uncertificated, unless otherwise provided by the Board.

In addition, certain non-substantive language and conforming changes, other technical edits and updates consistent with the DGCL were made to the Bylaws. The foregoing summary of the changes effectuated by the amendment and restatement of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is included as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 11. Executive Compensation

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a).         Financial Statements, Schedules and Exhibits.
1.           Financial Statements

Report of Independent Registered Public Accounting Firm contained in Item 8 of this Annual Report on Form 10-K.	55
Consolidated Statements of Operations for the years ended September 30, 2023, September 30, 2022, and September 30, 2021 contained in Item 8 of this Annual Report on Form 10-K.	58
Consolidated Statements of Comprehensive Income for the years ended September 30, 2023, September 30, 2022, and September 30, 2021 contained in Item 8 of this Annual Report on Form 10-K.	59
Consolidated Balance Sheets for the years ended September 30, 2023, and September 30, 2022 contained in Item 8 of this Annual Report on Form 10-K.	60
Consolidated Statements of Cash Flows for the years ended September 30, 2023, September 30, 2022, and September 30, 2021 contained in Item 8 of this Annual Report on Form 10-K.	61
Consolidated Statements of Shareholders’ Equity for the three year period ended September 30, 2023 contained in Item 8 of this Annual Report on Form 10-K.	63
Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.	64
2.           Financial Statements Schedules
The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I-Atkore Inc. (Parent) Condensed Financial Information	110
Schedule II-Valuation and Qualifying Accounts	115

3. Exhibits	106
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

3.2*	Atkore Fourth Amended and Restated Bylaws (effective November 13 2023)

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

10.1.2
Amendment Number Two to Credit Agreement, dated as of March 24, 2023, among Atkore International Inc., the subsidiaries of Atkore International Inc., the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as swingline lender, issuing lender, administrative agent and collateral agent.

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

10.4.1
Amendment Number One to Term Loan Credit Agreement, dated as of March 15, 2023, by and among Atkore Inc., as parent, Atkore International Inc., as borrower, the several lenders party thereto and JPMorgan Chase Bank, N.A, as administrative agent and collateral agent.

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

10.8†	Severance Policy, dated January 3, 2022

10.9†	Atkore International Group Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.15 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.10†	Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.16 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.11†	Form of Employee Stock Subscription Agreement (Purchased Shares), incorporated by reference to Exhibit 10.17 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.12†	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.25 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.12.1†*	Schedule of Signatories to a Director Indemnification Agreement.

10.13†	Atkore International Group Inc. Annual Incentive Plan, incorporated by reference to Exhibit 10.26 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

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

10.22.3†	Form of Employee Stock Option Agreement under the 2016 Omnibus Incentive Plan.

21.1*	List of Subsidiaries of Atkore Inc. as of September 30, 2023.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer of Atkore Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Atkore Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

ATKORE INC.
(Registrant)
Date:	November 17, 2023	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 17, 2023	By:	/s/ Michael V. Schrock
			Name:	Michael V. Schrock
			Title:	Director and Chairman of the Board

Date:	November 17, 2023	By:	/s/ William E. Waltz
			Name:	William E. Waltz
			Title:	President and Chief Executive Officer, Director (Principal Executive Officer)

Date:	November 17, 2023	By:	/s/ David P. Johnson
			Name:	David P. Johnson
			Title:	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 17, 2023	By:	/s/ Betty R. Wynn
			Name:	Betty R. Wynn
			Title:	Director

Date:	November 17, 2023	By:	/s/ Jeri L. Isbell
			Name:	Jeri L. Isbell
			Title:	Director

Date:	November 17, 2023	By:	/s/ Wilbert W. James Jr.
			Name:	Wilbert W. James Jr.
			Title:	Director

Date:	November 17, 2023	By:	/s/ Justin A. Kershaw
			Name:	Justin A. Kershaw
			Title:	Director

Date:	November 17, 2023	By:	/s/ Scott H. Muse
			Name:	Scott H. Muse
			Title:	Director

Date:	November 17, 2023	By:	/s/ B. Joanne Edwards
			Name:	B. Joanne Edwards
			Title:	Director

Date:	November 17, 2023	By:	/s/ A. Mark Zeffiro
			Name:	A. Mark Zeffiro
			Title:	Director

SCHEDULE I
ATKORE INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2023	September 30, 2022
Assets
Investment in subsidiary	$1,468,119	$1,249,787
Total Assets	$1,468,119	1,249,787
Liabilities and Equity
Total Liabilities	$—	$—
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 37,317,893 and 41,351,350 shares issued and outstanding, respectively	$374	$415
Treasury stock, held at cost, 0 and 260,900 shares, respectively	—	(2,580)
Additional paid-in capital	506,783	500,117
Retained earnings	994,902	801,981
Accumulated other comprehensive loss	(33,940)	(50,146)
Total Equity	1,468,119	1,249,787
Total Liabilities and Equity	1,468,119	$1,249,787

See Notes to Condensed Financial Information

SCHEDULE I
ATKORE INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2021
Equity in net income of subsidiary	$689,899	$913,434	$587,857
Net income	689,899	913,434	587,857
Other comprehensive (loss) income of subsidiary, net of tax	16,206	(21,420)	13,828
Comprehensive income	$706,105	$892,014	$601,685

See Notes to Condensed Financial Information

SCHEDULE I
ATKORE INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net cash provided by operating activities	$—	$—	$—

Cash Flows from Investing Activities:
Distribution received from subsidiary	491,033	500,161	135,066
Distribution paid to subsidiary	14,428	24,045	(2,660)
Net cash provided by investing activities	505,461	524,206	132,406

Cash Flows from Financing Activities:
Issuance of common stock, net of taxes withheld	(14,428)	(24,045)	2,660
Repurchase of common shares	(491,033)	(500,161)	(135,066)
Net cash used in financing activities	(505,461)	(524,206)	(132,406)

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—

See Notes to Condensed Financial Information

SCHEDULE I
ATKORE INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
NOTES TO CONDENSED FINANCIAL INFORMATION
(dollars in thousands)

1. Description of Atkore Inc.

Atkore Inc. (the “Company,” “Parent” or “Atkore”) was incorporated in the State of Delaware on November 4, 2010 under the name Atkore International Group Inc. The Company was the stockholder of Atkore International Holdings Inc. (“AIH”), which was the sole stockholder of Atkore International Inc. (“AII”). On December 31, 2022, AIH merged into AII, with AII being the surviving entity. Accordingly, Atkore is now the sole stakeholder of AII. Prior to the transactions described below, all of the capital stock of AII was owned by Tyco International Ltd. (“Tyco”). The business of AII was operated as the Tyco Electrical and Metal Products (“TEMP”) business of Tyco. Atkore was initially formed by Tyco as a holding company to hold ownership of TEMP.

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

3. Dividends and Distributions from Subsidiaries

The Company received distributions of $491,033, $500,161, and $135,066 from its subsidiaries for the years ended September 30, 2023, September 30, 2022 and September 30, 2021, respectively. The distributions received in fiscal 2023, 2022 and 2021 were used to repurchase shares of the Company's common stock. These dividends were permissible under an exception to the net asset restrictions of the agreements governing AII's borrowings, which allow for dividend payments from AII to the Parent for the purpose of repurchasing shares of Parent's common stock.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additional (Charges)/Benefit to Income	Write offs and Other	Balance at End of Year
Accounts Receivable Allowance for Current and Expected Credit Losses:
For the fiscal year ended:
2023	$(2,544)	(770)	(1,865)	$(5,179)
2022	$(2,510)	(1,276)	1,242	$(2,544)
2021	$(3,167)	(339)	996	$(2,510)

Deferred Tax Valuation Allowance:
For the fiscal year ended:
2023	$(13,415)	(44)	(5,620)	$(19,079)
2022	$(11,523)	(5,265)	3,373	$(13,415)
2021	$(10,203)	(2,190)	870	$(11,523)