Form 10-Q
period 2023-12-29
Atkore Inc.
filed 2024-02-01
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2023
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
As of January 26, 2024, there were 36,768,282 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended
(in thousands, except per share data)	Note	December 29, 2023	December 30, 2022
Net sales		$798,481	$833,821
Cost of sales		507,941	499,468
Gross profit		290,540	334,353
Selling, general and administrative		100,615	89,977
Intangible asset amortization	11	14,467	12,796
Operating income		175,458	231,580
Interest expense, net		7,793	9,488
Other expense, net	5	12	41
Income before income taxes		167,653	222,051
Income tax expense	6	29,272	48,559
Net income		$138,381	$173,492

Net income per share
Basic	7	$3.66	$4.26
Diluted	7	$3.61	$4.20

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended
(in thousands)	Note	December 29, 2023	December 30, 2022
Net income		$138,381	$173,492
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment		9,727	11,262
Change in unrecognized loss related to pension benefit plans	4	53	62
Total other comprehensive income	8	9,780	11,324
Comprehensive income		$148,161	$184,816
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	December 29, 2023	September 30, 2023
Assets
Current Assets:
Cash and cash equivalents		$380,922	$388,114
Accounts receivable, less allowance for current and expected credit losses of $6,265 and $5,179, respectively		517,634	559,854
Inventories, net	9	493,637	493,852
Prepaid expenses and other current assets		105,951	96,670
Total current assets		1,498,144	1,538,490
Property, plant and equipment, net	10	586,983	559,041
Intangible assets, net	11	381,205	394,372
Goodwill	11	312,960	311,106
Right-of-use assets, net		144,828	120,747
Deferred tax assets	6	569	546
Other long-term assets		10,703	10,707
Total Assets		$2,935,392	$2,935,009
Liabilities and Equity
Current Liabilities:
Accounts payable		248,261	292,734
Income tax payable		4,625	6,322
Accrued compensation and employee benefits		30,516	45,576
Customer liabilities		131,121	121,576
Lease obligations		17,883	16,230
Other current liabilities		72,951	82,166
Total current liabilities		505,357	564,604
Long-term debt	12	763,225	762,687
Long-term lease obligations		129,050	105,517
Deferred tax liabilities	6	21,284	22,346
Other long-term liabilities		14,131	11,736
Total Liabilities		1,433,047	1,466,890
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 36,905,528 and 37,317,893 shares issued and outstanding, respectively		370	374
Additional paid-in capital		490,238	506,783
Retained earnings		1,035,897	994,902
Accumulated other comprehensive loss	8	(24,160)	(33,940)
Total Equity		1,502,345	1,468,119
Total Liabilities and Equity		$2,935,392	$2,935,009
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three months ended
(in thousands)	Note	December 29, 2023	December 30, 2022
Operating activities:
Net income		$138,381	$173,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		29,020	25,967
Deferred income taxes	6	(1,668)	3,275
Stock-based compensation		4,757	5,270
Amortization of right-of-use assets		6,140	3,538
Other non-cash adjustments to net income		2,074	1,410
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		43,837	26,841
Inventories		2,015	11,565
Prepaid expenses and other current assets		(9,140)	(6,930)
Accounts payable		(42,014)	(48,826)
Accrued and other liabilities		(15,946)	(36,070)
Income taxes		(260)	38,787
Other, net		910	532
Net cash provided by operating activities		158,106	198,851
Investing activities:
Capital expenditures		(44,331)	(35,006)
Acquisition of businesses, net of cash acquired	3	(5,973)	(82,181)
Net cash used in investing activities		(50,304)	(117,187)
Financing activities:
Issuance of common stock, net of shares withheld for tax		(21,299)	(14,775)
Repurchase of common stock		(96,428)	(150,056)
Finance lease payments		(427)	—
Net cash used for financing activities		(118,154)	(164,831)
Effects of foreign exchange rate changes on cash and cash equivalents		3,160	2,243
Decrease in cash and cash equivalents		(7,192)	(80,924)
Cash and cash equivalents at beginning of period		388,114	388,751
Cash and cash equivalents at end of period		$380,922	$307,827
Supplementary Cash Flow information
Capital expenditures, not yet paid		$5,030	$7,227
Operating lease right-of-use assets obtained in exchange for lease liabilities		$24,752	$1,181
Acquisitions of businesses, not yet paid		$—	$14,125
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2023	37,317	$375	$—	$506,783	$994,901	$(33,940)	$1,468,119
Net income	—	—	—	—	138,381	—	138,381
Other comprehensive Income	—	—	—	—	—	9,780	9,780
Stock-based compensation	—	—	—	4,757	—	—	4,757
Issuance of common stock, net of shares withheld for tax	309	3	—	(21,302)	—	—	(21,299)
Repurchase of common stock	(721)	(7)	—	—	(97,385)	—	(97,392)
Balance as of December 29, 2023	36,905	$370	$—	$490,238	$1,035,897	$(24,160)	$1,502,345

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2022	41,351	$415	$(2,580)	$500,117	$801,981	$(50,146)	$1,249,787
Net income	—	—	—	—	173,492	—	173,492
Other comprehensive income	—	—	—	—	—	11,324	11,324
Stock-based compensation	—	—	—	5,270	—	—	5,270
Issuance of common stock, net of shares withheld for tax	200	1	—	(14,776)	—	—	(14,775)
Repurchase of common stock	(1,683)	(16)	—	—	(150,040)	—	(150,056)
Balance as of December 30, 2022	39,868	$400	$(2,580)	$490,611	$825,433	$(38,822)	$1,275,042

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies and on the same basis as those financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 17, 2023, and should be read in conjunction with those consolidated financial statements and the notes thereto. Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

ASU	Description of ASU	Impact to Atkore	Adoption Date
2023-07 Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures	The ASU requires companies to provide additional segment disclosures including disclosing title and position of the chief operating decision maker (“CODM”), disclosure of significant segment expenses provided to and reviewed by the CODM, and that public entities provide all annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 in interim periods.	The Company will adopt the standard in the first quarter of fiscal 2025 and include the disclosures required by the ASU within the Segment Footnote.	2025

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

Under the Inflation Reduction Act of 2022 (“IRA”), the Company is eligible for tax credits related to the manufacturing and selling of components used in the solar energy industry. These tax credits are transferable under the IRA when they meet certain criteria. When credits do not meet the transferability criteria, the benefit is recognized within income tax expense in accordance with ASC 740, “Income Taxes.” Beginning in fiscal 2024, the Company has concluded that the credits generated are transferable. As such, the benefit of the solar tax credits is recognized as a reduction of cost of sales.

The Company has contractual arrangements with certain customers to transfer a portion of the tax credits or to otherwise provide a rebate based on an agreed-upon value of the tax credits generated. Pursuant to such contractual arrangements, if the tax credits will be transferred to the customer, the Company identifies two separate performance obligations: (1) transfer the promised goods; and (2) transfer of the defined portion of the tax credits earned. The Company allocates the total value of these transactions between the two performance obligations. As a result of this allocation, the Company recognizes a reduction to revenue, similar to a rebate. For arrangements with no transfer of tax credits there is only a single performance obligation to transfer the promised goods and a rebate is granted based on the agreed-upon value of the tax credits generated.

The solar tax credit receivable is recorded in Prepaid Expenses and Other Current Assets and the liability to transfer the defined portion of the tax credits or the economic value is recorded in Customer Liabilities.

For the three months ended December 29, 2023, the Company has recognized a reduction of revenue of $14,853 for the economic value of tax credits to be transferred and a benefit to cost of sales of $19,127. As of December 29, 2023, the Company has a liability of $29,310 for credits to be transferred or the value thereof and a solar tax credit receivable of $64,595. As of December 29, 2023, all activity related to the solar tax credits is within the Safety & Infrastructure segment.

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

3. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to obtain new customers. During the three months ended December 29, 2023, the Company paid out $5,973 of accrued purchase price related to the fiscal 2022 acquisition of Cascade Poly Pipe & Conduit and Northwest Polymers. No other acquisition activity occurred during the three months ended December 29, 2023.

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

The Elite acquisition in fiscal 2023 was funded using cash-on-hand. The Company incurred approximately $968 in acquisition-related expenses for fiscal 2023, which was recorded as a component of selling, general and administrative expenses.

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

4. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended
(in thousands)	Note	December 29, 2023	December 30, 2022
Interest cost		$1,316	$1,294
Expected return on plan assets		(841)	(1,257)
Amortization of actuarial loss		67	167
Net periodic benefit cost	5	$542	$204

5. OTHER EXPENSE, NET

Other expense, net consisted of the following:

	Three months ended
(in thousands)	December 29, 2023	December 30, 2022
Undesignated foreign currency derivative instruments	$—	$(14)
Loss on assets held for sale	(64)	—
Foreign exchange loss on intercompany loans	(198)	(149)
Pension-related benefits	274	204
Other expense, net	$12	$41
In fiscal 2023, the Company initiated plans to exit operations in Russia and expects to sell the related business at a loss. Accordingly, the Company recognized an impairment of the related assets in fiscal 2023 and continues to recognize any incremental losses on those assets.

6. INCOME TAXES

For the three months ended December 29, 2023 and December 30, 2022, the Company’s effective tax rate attributable to income before income taxes was 17.5% and 21.9%, respectively. For the three months ended December 29, 2023 and December 30, 2022, the Company’s income tax expense was $29,272 and $48,559 respectively. The decrease in the current period effective tax rate was driven by an increase in the excess tax benefit associated with stock compensation.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in thousands, except per share data)	December 29, 2023	December 30, 2022
Numerator:
Net income	$138,381	$173,492
Less: Undistributed earnings allocated to participating securities	2,072	2,807
Net income available to common shareholders	$136,309	$170,685

Denominator:
Basic weighted average common shares outstanding	37,242	40,085
Effect of dilutive securities: Non-participating employee stock options (1)	503	528
Diluted weighted average common shares outstanding	37,745	40,613
Basic earnings per share	$3.66	$4.26
Diluted earnings per share	$3.61	$4.20

(1) Stock options to purchase shares of common stock that would have been anti-dilutive are not included in the calculation. There were no anti-dilutive options outstanding during the three months ended December 29, 2023 and December 30, 2022.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended December 29, 2023 and December 30, 2022.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2023	$(10,801)	$(23,139)	$(33,940)
Other comprehensive income before reclassifications	—	9,727	9,727
Amounts reclassified from accumulated other comprehensive income, net of tax	53	—	53
Net current period other comprehensive income	53	9,727	9,780
Balance as of December 29, 2023	$(10,748)	$(13,412)	$(24,160)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2022	$(16,795)	$(33,351)	$(50,146)
Other comprehensive income before reclassifications	—	11,262	11,262
Amounts reclassified from accumulated other comprehensive income, net of tax	62	—	62
Net current period other comprehensive income	62	11,262	11,324
Balance as of December 30, 2022	$(16,733)	$(22,089)	$(38,822)

9. INVENTORIES, NET

A majority of the Company’s inventories are recorded at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 86% and 82% of the Company’s inventories were valued at the lower of LIFO cost or market at December 29, 2023 and September 30, 2023, respectively. Interim LIFO determinations, including those at December 29, 2023, are based on management’s estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	December 29, 2023	September 30, 2023
Purchased materials and manufactured parts, net	$194,417	$231,518
Work in process, net	61,993	60,524
Finished goods, net	237,227	201,810
Inventories, net	$493,637	$493,852

Total inventories would be $4,574 higher and $29,826 higher than reported as of December 29, 2023 and September 30, 2023, respectively, if the first-in, first-out method was used for all inventories. As of December 29, 2023, and September 30, 2023, the excess and obsolete inventory reserve was $26,330 and $25,585, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

As of December 29, 2023, and September 30, 2023, property, plant and equipment and accumulated depreciation were as follows:

(in thousands)	December 29, 2023	September 30, 2023
Land	$29,357	$29,082
Buildings and related improvements	184,606	182,760
Machinery and equipment	524,607	513,563
Leasehold improvements	16,901	15,910
Software	46,807	47,072
Construction in progress	235,549	206,311
Property, plant and equipment, at cost	1,037,827	994,698
Accumulated depreciation	(450,844)	(435,657)
Property, plant and equipment, net	$586,983	$559,041

Depreciation expense for the three months ended December 29, 2023 and December 30, 2022 totaled $14,553 and $13,171 respectively.

11. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2023	$258,427	$52,679	$311,106
Exchange rate effects	1,667	187	1,854
Balance as of December 29, 2023	$260,094	$52,866	$312,960

Goodwill balances as of December 29, 2023 included $5,645 and $43,000 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively.

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

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible asset:

		December 29, 2023			September 30, 2023
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$596,522	$(330,703)	$265,819	$596,396	$(318,058)	$278,338
Other	8	46,259	(23,684)	22,575	43,633	(20,406)	23,227
Total		642,781	(354,387)	288,394	640,029	(338,464)	301,565
Indefinite-lived intangible assets:
Trade names		92,811	—	92,811	92,806	—	92,806
Total		$735,592	$(354,387)	$381,205	$732,835	$(338,464)	$394,372

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Included in the table above are the effects of changes in exchange rates which were not material for the three months ended December 29, 2023. Amortization expense for the three months ended December 29, 2023 and December 30, 2022 was $14,467 and $12,796, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2024 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2024	$41,242
2025	43,326
2026	40,726
2027	39,610
2028	29,445
2029	28,293
Thereafter	65,752
Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

12. DEBT

Debt as of December 29, 2023 and September 30, 2023 was as follows:

(in thousands)	December 29, 2023	September 30, 2023
Senior Secured Term Loan Facility due May 26, 2028	$371,738	$371,667
Senior Notes due June 2031	400,000	400,000
Deferred financing costs	(8,513)	(8,980)
Long-term debt	$763,225	$762,687

The asset-based credit facility (the “ABL Credit Facility”) has aggregate commitments of $325,000. AII is the borrower under the ABL Credit Facility which is guaranteed by the Company and all other subsidiaries of the Company (other than AII) that are guarantors of the Senior Notes. AII’s availability under the ABL Credit Facility was $322,406 as of December 29, 2023 and $322,406 as of September 30, 2023.

The ABL Credit Facility will mature on the earlier of five years from May 26, 2021 or 91 days prior to the maturity date of the New Senior Secured Term Loan Facility if at least $100 million of obligations remain outstanding under the New Senior Secured Term Loan Facility on such date. The ABL Credit Facility uses a forward-looking interest rate based on the Secured Overnight Financing Rate (“SOFR”) consisting of an applicable margin ranging from 1.25% to 1.75% and a credit spread adjustment of 0.10%.

The New Senior Secured Term Loan Facility will mature on May 26, 2028 and borrowings thereunder bearing interest at the rate of forward-looking interest rate based on the “SOFR”, consisting of an applicable margin of 2.00% and a credit spread adjustment of (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period.

Senior Notes - On May 26, 2021, the Company completed the issuance and sale of the $400.0 million aggregate principal amount of 4.25% Senior Notes due 2031 (the “Senior Notes”) in a private offering. The Senior Notes were sold only to qualified institutional buyers in compliance with Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside of the United States in compliance with Regulation S of the Securities Act.

13. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company periodically uses forward currency contracts to hedge the effects of foreign exchange relating to intercompany balances denominated in a foreign currency. These derivative instruments are not formally designated as a hedge by the Company. Short-term forward currency contracts are recorded in either other current assets or other current liabilities and long-term forward currency contracts are recorded in either other long-term assets or other long-term liabilities in the condensed consolidated balance sheet. The fair value gains and losses are included in other expense, net within the condensed consolidated statements of operations. See Note 5, “Other Expense, net” for further detail.

Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The Company had no active forward currency contracts or other derivative instruments as of December 29, 2023 or September 30, 2023.

The following table presents the Company’s assets and liabilities measured at fair value:

	December 29, 2023		September 30, 2023
(in thousands)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$298,683	$—	$321,282	$—

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	December 29, 2023		September 30, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan Facility due May 26, 2028	$373,000	$373,116	$373,000	$372,068
Senior Notes due June 2031	400,000	360,272	400,000	334,368
Total Debt	$773,000	$733,388	$773,000	$706,436

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

14. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of December 29, 2023, such obligations were $281,447 for the rest of fiscal year 2024 and $13,895 for fiscal year 2025 and beyond. These amounts represent open purchase orders for materials used in production.

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

15. GUARANTEES

The Company had outstanding letters of credit totaling $2,594 supporting workers’ compensation and general liability insurance policies as of December 29, 2023. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $37,722 as of December 29, 2023.

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

	Three months ended
	December 29, 2023			December 30, 2022
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$593,660	$1	$204,360	$638,705	$—	$243,836
Safety & Infrastructure	204,821	305	19,512	195,116	143	33,404
Eliminations	—	(306)		—	(143)
Consolidated operations	$798,481	$—		$833,821	$—

Presented below is a reconciliation of operating Segment Adjusted EBITDA to Income before income taxes:

	Three months ended
(in thousands)	December 29, 2023	December 30, 2022
Operating segment Adjusted EBITDA
Electrical	$204,360	$243,836
Safety & Infrastructure	19,512	33,404
Total	223,872	277,240
Unallocated expenses (a)	(10,349)	(13,395)
Depreciation and amortization	(29,020)	(25,967)
Interest expense, net	(7,793)	(9,488)
Stock-based compensation	(4,757)	(5,270)
Other (b)	(4,300)	(1,069)
Income before income taxes	$167,653	$222,051

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications.
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

The Company’s net sales by geography were as follows for the three months ended December 29, 2023 and December 30, 2022:

	Three months ended
(in thousands)	December 29, 2023	December 30, 2022
United States	$708,457	$750,087
Other Americas	21,209	20,554
Europe	57,408	52,030
Asia-Pacific	11,407	11,150
Total	$798,481	$833,821

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in either period for the three months ended December 29, 2023 and December 30, 2022:

	Three months ended
(in thousands)	December 29, 2023	December 30, 2022
Metal Electrical Conduit and Fittings	$139,240	$111,158
Electrical Cable & Flexible Conduit	115,693	123,726
Plastic Pipe and Conduit	243,840	316,165
Other Electrical products (a)	94,887	87,656
Electrical	593,660	638,705

Mechanical Pipe	84,498	78,774
Other Safety & Infrastructure products (b)	120,323	116,342
Safety & Infrastructure	204,821	195,116
Net sales	$798,481	$833,821
(a) Other Electrical products includes International Cable Management, Fiberglass Conduit and Corrosion Resistant Conduit
(b) Other S&I products includes Metal Framing and Fittings, Construction Services, Perimeter Security and Cable Management

17. SUBSEQUENT EVENTS

Subsequent to December 29, 2023, the Company has repurchased 148.4 thousand shares at a cost of $22.8 million as of February 1, 2024.

On January 30, 2024, the board of directors declared a quarterly cash dividend of $0.32 per share of common stock payable on March 15, 2024 to stockholders of record on February 27, 2024.

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

Incremental Market Uncertainties

Recent events, including central bank interest rate increases, inflation, and conflicts in Ukraine and the Middle East are creating additional uncertainty in the global economy, generally, and in the markets we operate in. The aforementioned conflicts and other factors have had and will continue to have adverse effects on global supply chains, which may impact some aspects of our business. Furthermore, we are mindful of the effects that adverse weather can have on our domestic supply chain.

RESULTS OF OPERATIONS

The consolidated results of operations for the three months ended December 29, 2023 and December 30, 2022 were as follows:

	Three months ended
(in thousands)	December 29, 2023	December 30, 2022	Change	% Change
Net sales	$798,481	$833,821	$(35,340)	(4.2)%
Cost of sales	507,941	499,468	8,473	1.7%
Gross profit	290,540	334,353	(43,813)	(13.1)%
Selling, general and administrative	100,615	89,977	10,638	11.8%
Intangible asset amortization	14,467	12,796	1,671	13.1%
Operating income	175,458	231,580	(56,122)	(24.2)%
Interest expense, net	7,793	9,488	(1,695)	(17.9)%
Other expense, net	12	41	(29)	(70.7)%
Income before income taxes	167,653	222,051	(54,398)	(24.5)%
Income tax expense	29,272	48,559	(19,287)	(39.7)%
Net income	$138,381	$173,492	$(35,111)	(20.2)%

Net sales

% Change
Volume	12.6%
Average selling prices	(15.5)%
Solar tax credits	(1.8)%
Foreign exchange	0.2%
Acquisitions	0.3%
Other	—%
Net sales	(4.2)%

Net sales decreased by $35.3 million or 4.2% to $798.5 million for the three months ended December 29, 2023, compared to $833.8 million for the three months ended December 30, 2022. The decrease in net sales is primarily attributed to decreased average selling prices across the Company’s products of $130.4 million as a result of expected pricing normalization and the economic value of solar tax credits to be transferred to certain customers of $14.9 million. This decrease was partially offset by increased sales volume of $106.2 million.

Cost of sales

% Change
Volume	14.6%
Average input costs	(12.5)%
Solar tax credits	(3.8)%
Acquisitions	0.3%
Other	3.2%
Cost of sales	1.7%

Cost of sales increased by $8.5 million, or 1.7%, to $507.9 million for the three months ended December 29, 2023 compared to $499.5 million for the three months ended December 30, 2022. The increase was primarily due to higher sales volume of $72.7 million and higher freight costs of $11.1 million, partially offset by lower input costs of steel, copper and PVC resin of $62.3 million and the benefit of solar tax credits of $19.1 million.

Selling, general and administrative

Selling, general and administrative expenses increased by $10.6 million, or 11.8%, to $100.6 million for the three months ended December 29, 2023 compared to $90.0 million for the three months ended December 30, 2022. The increase was primarily due to increased general spending on business improvement initiatives of $12.6 million, higher variable compensation and commissions of $1.0 million. and partially offset by decreased spending across a variety of other spend categories of $3.0 million.

Intangible asset amortization

Intangible asset amortization expense increased to $14.5 million for the three months ended December 29, 2023 compared to $12.8 million for the three months ended December 30, 2022. The increase in amortization expense resulted from additional intangible assets acquired in business combinations in fiscal 2023.

Interest expense, net

Interest expense, net decreased by $1.7 million, or 17.9% to $7.8 million for the three months ended December 29, 2023 compared to $9.5 million for the three months ended December 30, 2022. The decrease is primarily due to decreased interest rates on the Company’s Senior Secured Term Loan Facility.

Other expense, net

Other expense, net remained consistent at $12.2 thousand for the three months ended December 29, 2023 compared to $41.0 thousand other expense for the three months ended December 30, 2022.

Income tax expense

The Company’s income tax rate decreased to 17.5% for the three months ended December 29, 2023 compared to 21.9% for the three months ended December 30, 2022. The decrease in the current period effective tax rate was driven by an increase in the excess tax benefit associated with stock compensation.

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

Electrical

	Three months ended
(in thousands)	December 29, 2023	December 30, 2022	Change	% Change
Net sales	$593,661	$638,705	$(45,044)	(7.1)%
Adjusted EBITDA	$204,360	$243,836	$(39,476)	(16.2)%
Adjusted EBITDA margin	34.4%	38.2%

Net sales

% Change
Volume	10.3%
Average selling prices	(18.0)%
Acquisitions	0.3%
Other	0.3%
Net sales	(7.1)%
Net sales decreased by $45.0 million, or 7.1%, to $593.7 million for the three months ended December 29, 2023 compared to $638.7 million for the three months ended December 30, 2022. The decrease in net sales is primarily attributed to decreased average selling prices of $114.3 million as a result of expected pricing normalization and partially offset by increased sales volume of $65.5 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended December 29, 2023 decreased by $39.5 million, or 16.2%, to $204.4 million from $243.8 million for the three months ended December 30, 2022. Adjusted EBITDA margins decreased to 34.4% for the three months ended December 29, 2023 compared to 38.2% for the three months ended December 30, 2022. The decrease in Adjusted EBITDA and Adjusted EBITDA margins was largely due to lower average selling prices over input costs.

Safety & Infrastructure

	Three months ended
(in thousands)	December 29, 2023	December 30, 2022	Change	% Change
Net sales	$205,127	$195,259	$9,868	5.1%
Adjusted EBITDA	$19,512	$33,404	$(13,892)	(41.6)%
Adjusted EBITDA margin	9.5%	17.1%

Net sales

% Change
Volume	21.1%
Average selling prices	(8.3)%
Solar tax credits	(7.7)%
Other	—%
Net sales	5.1%

Net sales increased by $9.9 million, or 5.1%, for the three months ended December 29, 2023 to $205.1 million compared to $195.3 million for the three months ended December 30, 2022. The increase is primarily attributed to higher volumes of $40.8 million, partially offset by decreased average selling prices of $16.1 million driven by lower input costs of steel and the economic value of solar tax credits to be transferred to certain customers of $14.9 million.

Adjusted EBITDA

Adjusted EBITDA decreased by $13.9 million, or 41.6%, to $19.5 million for the three months ended December 29, 2023 compared to $33.4 million for the three months ended December 30, 2022. Adjusted EBITDA margins decreased to 9.5% for the three months ended December 29, 2023 compared to 17.1% for the three months ended December 30, 2022. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to lower average selling prices over input costs.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $380.9 million as of December 29, 2023, of which $83.6 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company’s intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes, share repurchases and dividend payments. We have access to the ABL Credit Facility to fund operational needs. As of December 29, 2023, there were no outstanding borrowings under the ABL Credit Facility and $2.6 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $325.0 million and approximately $322.4 million was available under the ABL Credit Facility as of December 29, 2023. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Three months ended
(in thousands)	December 29, 2023	December 30, 2022
Cash flows provided by (used in):
Operating activities	$158,106	$198,851
Investing activities	(50,304)	(117,187)
Financing activities	(118,154)	(164,831)

Operating activities

During the three months ended December 29, 2023, the Company was provided $158.1 million by operating activities compared to $198.9 million during the three months ended December 30, 2022. The $40.8 million decrease in cash provided was primarily due to decreased operating income and $24.7 million of tax impacts partially offset by a $32.6 million decrease in cash used in working capital.

Investing activities

During the three months ended December 29, 2023, the Company used $50.3 million in investing activities compared to $117.2 million during the three months ended December 30, 2022. Cash used in acquisitions decreased in the first quarter of fiscal 2024 by $76.2 million primarily as a result of the acquisition of Elite Polymer Solutions in the first quarter of fiscal 2023 and no acquisitions in the first quarter of fiscal 2024. This decrease in cash used in investing activities was partially offset by higher cash used of $9.3 million related to capital expenditures in the first quarter of fiscal 2024.

Financing Activities

During the three months ended December 29, 2023, the Company used $118.2 million in financing activities compared to $164.8 million used during the three months ended December 30, 2022. The decrease in cash used in financing activities is primarily due to $53.6 million less cash used to repurchase common stock during the three months ended December 29, 2023 compared to the same period in the prior year partially offset by $6.5 million more in issuance of common stock, net of shares withheld for tax.

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
•failure to generate the significant amount of cash needed to pay dividends;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On November 16, 2021, the board of directors approved a share repurchase program, under which the Company may repurchase up to $400.0 million of its outstanding common stock. On April 26, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase of the Company’s outstanding common stock of $800.0 million. On November 11, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase authorization of the Company’s outstanding stock of $1,300.0 million. The share repurchase program will be funded from the Company’s available cash balances. As of December 29, 2023, there was $212.7 million of purchases remaining under the plan. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

The following table shows our purchases of our common stock under this plan during the first quarter of fiscal 2024 (in thousands, except per share data):

Period (4-5-4 calendar)	Total Number Of Shares Purchased	Avg Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet Be Purchased Under the Program
October 1, 2023 to October 27, 2023	—	$—	—	$309,095
October 28, 2023 to December 1, 2023	494	$129.41	494	$245,111
December 2, 2023 to December 29, 2023	227	$143.12	227	$212,681
Total	721		721

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

During the quarter ended December 29, 2023, no trading arrangements were adopted or terminated by directors or officers of the Company.

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

ATKORE INC.
(Registrant)
Date:	February 1, 2024	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)