Form 10-Q
period 2024-03-29
Atkore Inc.
filed 2024-05-07
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
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
As of May 1, 2024, there were 36,430,497 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Six months ended
(in thousands, except per share data)	Note	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Net sales		$792,911	$895,934	$1,591,392	$1,729,755
Cost of sales		501,336	543,052	1,009,277	1,042,520
Gross profit		291,575	352,882	582,115	687,235
Selling, general and administrative		98,544	98,201	199,160	188,178
Intangible asset amortization	11	14,221	14,790	28,688	27,586
Operating income		178,810	239,891	354,267	471,471
Interest expense, net		8,321	8,475	16,114	17,963
Other expense, net	5	730	3,858	742	3,899
Income before income taxes		169,759	227,558	337,411	449,609
Income tax expense	6	31,804	53,364	61,076	101,923
Net income		$137,955	$174,194	$276,335	$347,686

Net income per share
Basic	7	$3.71	$4.37	$7.37	$8.63
Diluted	7	$3.67	$4.31	$7.28	$8.52

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended		Six months ended
(in thousands)	Note	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Net income		$137,955	$174,194	$276,335	$347,686
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment		(4,925)	2,462	4,802	13,724
Change in unrecognized loss related to pension benefit plans	4	53	201	106	263
Total other comprehensive income	8	(4,872)	2,663	4,908	13,987
Comprehensive income		$133,083	$176,857	$281,243	$361,673
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	March 29, 2024	September 30, 2023
Assets
Current Assets:
Cash and cash equivalents		$368,050	$388,114
Accounts receivable, less allowance for current and expected credit losses of $5,330 and $5,179, respectively		509,157	559,854
Inventories, net	9	564,159	493,852
Prepaid expenses and other current assets		133,927	96,670
Total current assets		1,575,293	1,538,490
Property, plant and equipment, net	10	598,952	559,041
Intangible assets, net	11	366,359	394,372
Goodwill	11	312,191	311,106
Right-of-use assets, net		150,737	120,747
Deferred tax assets	6	546	546
Other long-term assets		10,650	10,707
Total Assets		$3,014,728	$2,935,009
Liabilities and Equity
Current Liabilities:
Accounts payable		265,489	292,734
Income tax payable		3,274	6,322
Accrued compensation and employee benefits		39,144	45,576
Customer liabilities		109,722	121,576
Lease obligations		20,781	16,230
Other current liabilities		71,993	82,166
Total current liabilities		510,403	564,604
Long-term debt	12	763,762	762,687
Long-term lease obligations		133,892	105,517
Deferred tax liabilities	6	20,074	22,346
Other long-term liabilities		14,701	11,736
Total Liabilities		1,442,832	1,466,890
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 36,634,390 and 37,317,893 shares issued and outstanding, respectively		367	374
Additional paid-in capital		497,651	506,783
Retained earnings		1,102,910	994,902
Accumulated other comprehensive loss	8	(29,032)	(33,940)
Total Equity		1,571,896	1,468,119
Total Liabilities and Equity		$3,014,728	$2,935,009
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Six months ended
(in thousands)	Note	March 29, 2024	March 31, 2023
Operating activities:
Net income		$276,335	$347,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		58,475	54,566
Deferred income taxes	6	(2,613)	6,910
Stock-based compensation		9,785	12,133
Amortization of right-of-use assets		13,442	8,234
(Gain) Loss on disposal of property, plant and equipment		(471)	(1)
Other non-cash adjustments to net income		5,743	(4,561)
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		51,536	(502)
Inventories		(72,964)	47,126
Prepaid expenses and other current assets		(9,080)	(8,961)
Accounts payable		(22,708)	(2,279)
Accrued and other liabilities		(34,170)	(61,771)
Income taxes		(29,945)	5,860
Other, net		1,958	(1,044)
Net cash provided by operating activities		245,323	403,396
Investing activities:
Capital expenditures		(73,546)	(72,690)
Proceeds from sale of properties and equipment		548	1
Acquisition of businesses, net of cash acquired	3	(5,973)	(83,385)
Net cash used in investing activities		(78,971)	(156,074)
Financing activities:
Issuance of common stock, net of shares withheld for tax		(18,912)	(14,434)
Repurchase of common stock		(156,004)	(269,168)
Finance lease payments		(894)	(660)
Dividends paid to shareholders		(11,719)	—
Net cash used for financing activities		(187,529)	(284,262)
Effects of foreign exchange rate changes on cash and cash equivalents		1,113	2,531
Decrease in cash and cash equivalents		(20,064)	(34,409)
Cash and cash equivalents at beginning of period		388,114	388,751
Cash and cash equivalents at end of period		$368,050	$354,342
Supplementary Cash Flow information
Capital expenditures, not yet paid		$3,632	$8,129
Operating lease right-of-use assets obtained in exchange for lease liabilities		$37,039	$30,430
Acquisitions of businesses, not yet paid		$—	$14,125
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2023	37,317	$375	$—	$506,783	$994,901	$(33,940)	$1,468,119
Net income	—	—	—	—	138,381	—	138,381
Other comprehensive Income	—	—	—	—	—	9,780	9,780
Stock-based compensation	—	—	—	4,757	—	—	4,757
Issuance of common stock, net of shares withheld for tax	309	3	—	(21,302)	—	—	(21,299)
Repurchase of common stock	(721)	(7)	—	—	(97,385)	—	(97,392)
Balance as of December 29, 2023	36,905	$370	$—	$490,238	$1,035,897	$(24,160)	$1,502,345
Net income	—	—	—	—	137,955	—	137,955
Other comprehensive loss	—	—	—	—	—	(4,872)	(4,872)
Stock-based compensation	—	—	—	5,028	—	—	5,028
Issuance of common stock, net of shares withheld for tax	118	1	—	2,385	—	—	2,386
Repurchase of common stock	(389)	(4)	—	—	(59,223)	—	(59,227)
Dividends declared	—	—	—	—	(11,719)	—	(11,719)
Balance as of March 29, 2024	36,634	$367	$—	$497,651	$1,102,910	$(29,032)	$1,571,896

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2022	41,351	$415	$(2,580)	$500,117	$801,981	$(50,146)	$1,249,787
Net income	—	—	—	—	173,492	—	173,492
Other comprehensive income	—	—	—	—	—	11,324	11,324
Stock-based compensation	—	—	—	5,270	—	—	5,270
Issuance of common stock, net of shares withheld for tax	200	1	—	(14,776)	—	—	(14,775)
Repurchase of common stock	(1,683)	(16)	—	—	(150,040)	—	(150,056)
Balance as of December 30, 2022	39,868	$400	$(2,580)	$490,611	$825,433	$(38,822)	$1,275,042

Net income	—	—	—	—	174,194	—	174,194
Other comprehensive (loss)	—	—	—	—	—	2,663	2,663
Stock-based compensation	—	—	—	6,863	—	—	6,863
Issuance of common stock, net of shares withheld for tax	44	—	—	336	—	—	336
Repurchase of common stock	(974)	(10)	—	—	(120,293)	—	(120,303)
Balance as of March 31, 2023	38,938	$390	$(2,580)	$497,810	$879,334	$(36,159)	$1,338,795

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

ASU	Description of ASU	Impact to Atkore	Adoption Date
2023-07 Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures	The ASU requires companies to provide additional segment disclosures including disclosing title and position of the chief operating decision maker (“CODM”), disclosure of significant segment expenses provided to and reviewed by the CODM, and that public entities provide all annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 in interim periods.	The Company will adopt the standard in fiscal 2025 and include the disclosures required by the ASU within the Segment Footnote of the annual report.	2025
2023-09 Income Taxes (Topic 740); Improvements to Income Tax Disclosures	The ASU requires companies to provide additional tax disclosures including specific categories in the rate reconciliations and reconciling items that meet a quantitative threshold. Additional disclosures are also required for income tax paid and the disaggregation of domestic and foreign income tax expense.	The Company will adopt the standard in fiscal 2026 and include the disclosures required by the ASU within the Income Tax Footnote of the annual report.	2026

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

Under the Inflation Reduction Act of 2022 (“IRA”), the Company is eligible for tax credits related to the manufacturing and selling of components used in the solar energy industry. These tax credits are transferable under the IRA when they meet certain criteria. When credits do not meet the transferability criteria, the benefit is recognized within income tax expense in accordance with ASC 740, “Income Taxes.” Beginning in fiscal 2024, the Company has concluded that the credits generated are transferable. As such, the benefit of the solar energy tax credits is recognized as a reduction of cost of sales.

The Company has contractual arrangements with certain customers to transfer a portion of the tax credits or to otherwise provide a rebate based on an agreed-upon value of the tax credits generated. Pursuant to such contractual arrangements, if the tax credits will be transferred to the customer, the Company identifies two separate performance obligations: (1) transfer the promised goods; and (2) transfer of the defined portion of the tax credits earned. The Company allocates the total value of these transactions between the two performance obligations. As a result of this allocation, the Company recognizes a reduction to revenue, similar to a rebate. For arrangements with no transfer of tax credits there is only a single performance obligation to transfer the promised goods and a rebate, which is recognized as a reduction of revenue, is granted based on the agreed-upon value of the tax credits generated.

The solar energy tax credit receivable is recorded in Prepaid Expenses and Other Current Assets and the liability to transfer the defined portion of the tax credits or the economic value is recorded in Customer Liabilities.

For the six months ended March 29, 2024, the Company has recognized a reduction of revenue of $30,011 for the economic value of tax credits to be transferred and a benefit to cost of sales of $37,934. As of March 29, 2024, the Company has a liability of $32,687 for credits to be transferred or the value thereof. As of March 29, 2024, all activity related to the solar energy tax credits is within the Safety & Infrastructure segment.

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

3. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to obtain new customers. During the six months ended March 29, 2024, the Company paid out $5,973 of accrued purchase price related to the fiscal 2022 acquisition of Cascade Poly Pipe & Conduit and Northwest Polymers. No other acquisition activity occurred during the six months ended March 29, 2024.

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

Net sales and net income of the above acquisition are included in the condensed consolidated financial statement of operations for the post-acquisition period. Due to the immaterial nature of this acquisition, the Company did not include the pro forma results of operations for this acquisition or the previous interim period.

4. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended		Six months ended
(in thousands)	Note	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Interest cost		$1,316	$1,294	$2,632	$2,588
Expected return on plan assets		(841)	(1,257)	(1,682)	(2,514)
Amortization of actuarial loss		67	167	133	333
Net periodic benefit cost	5	$542	$204	$1,083	$407

5. OTHER EXPENSE, NET

Other expense, net consisted of the following:

	Three months ended		Six months ended
(in thousands)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Loss on assets held for sale	$85	$3,658	$21	$3,658
Foreign exchange loss on intercompany loans	370	(4)	172	(166)
Pension-related benefits	275	204	549	407
Other expense, net	$730	$3,858	$742	$3,899

In fiscal 2023, the Company initiated plans to exit operations in Russia and expects to sell the related business at a loss. Accordingly, the Company recognized an impairment of the related assets in fiscal 2023 and continues to recognize any incremental losses on those assets.

6. INCOME TAXES

For the three months ended March 29, 2024 and March 31, 2023, the Company’s effective tax rate attributable to income before income taxes was 18.7% and 23.5%, respectively. For the three months ended March 29, 2024 and March 31, 2023, the Company’s income tax expense was $31,804 and $53,364 respectively. The decrease in the current period effective tax rate was driven by an increase in the excess tax benefit associated with stock compensation and the benefit related to solar energy tax credits enacted as part of the IRA.

For the six months ended March 29, 2024 and March 31, 2023, the Company’s effective tax rate attributable to income before income taxes was 18.1% and 22.7%, respectively. For the six months ended March 29, 2024 and March 31, 2023, the Company’s income tax expense was $61,076 and $101,923 respectively. The decrease in the current period effective tax rate was driven by an increase in the excess tax benefit associated with stock compensation and the benefit related to solar energy tax credits enacted as part of the IRA.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in thousands, except per share data)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Numerator:
Net income	$137,955	$174,194	$276,335	$347,686
Less: Undistributed earnings allocated to participating securities	1,721	2,819	3,783	5,377
Net income available to common shareholders	$136,234	$171,375	$272,552	$342,309

Denominator:
Basic weighted average common shares outstanding	36,730	39,212	36,984	39,648
Effect of dilutive securities: Non-participating employee stock options (1)	436	537	471	534
Diluted weighted average common shares outstanding	37,166	39,749	37,455	40,182
Basic earnings per share	$3.71	$4.37	$7.37	$8.63
Diluted earnings per share	$3.67	$4.31	$7.28	$8.52

(1) Stock options to purchase shares of common stock that would have been anti-dilutive are not included in the calculation. There were no anti-dilutive options outstanding during the three months ended March 29, 2024 and March 31, 2023. Additionally, there were no anti-dilutive options outstanding during the six months ended March 29, 2024 and March 31, 2023.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component for the three months ended March 29, 2024 and March 31, 2023.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of December 29, 2023	$(10,748)	$(13,412)	$(24,160)
Other comprehensive loss before reclassifications	—	(4,925)	(4,925)
Amounts reclassified from accumulated other comprehensive income, net of tax	53	—	53
Net current period other comprehensive income (loss)	53	(4,925)	(4,872)
Balance as of March 29, 2024	$(10,695)	$(18,337)	$(29,032)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of December 30, 2022	$(16,733)	$(22,089)	$(38,822)
Other comprehensive income before reclassifications	—	2,462	2,462
Amounts reclassified from accumulated other comprehensive income, net of tax	201	—	201
Net current period other comprehensive income	201	2,462	2,663
Balance as of March 31, 2023	$(16,532)	$(19,627)	$(36,159)

The following tables present the changes in accumulated other comprehensive loss by component for the six months ended March 29, 2024 and March 31, 2023.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2023	$(10,801)	$(23,139)	$(33,940)
Other comprehensive loss before reclassifications	—	4,802	4,802
Amounts reclassified from accumulated other comprehensive income, net of tax	106	—	106
Net current period other comprehensive income (loss)	106	4,802	4,908
Balance as of March 29, 2024	$(10,695)	$(18,337)	$(29,032)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2022	$(16,795)	$(33,351)	$(50,146)
Other comprehensive income before reclassifications	—	13,724	13,724
Amounts reclassified from accumulated other comprehensive income, net of tax	263	—	263
Net current period other comprehensive income	263	13,724	13,987
Balance as of March 31, 2023	$(16,532)	$(19,627)	$(36,159)

9. INVENTORIES, NET

A majority of the Company’s inventories are recorded at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 88% and 82% of the Company’s inventories were valued at the lower of LIFO cost or market at March 29, 2024 and September 30, 2023, respectively. Interim LIFO determinations, including those at March 29, 2024, are based on management’s estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	March 29, 2024	September 30, 2023
Purchased materials and manufactured parts, net	$222,098	$231,518
Work in process, net	52,476	60,524
Finished goods, net	289,585	201,810
Inventories, net	$564,159	$493,852

Total inventories would be $26,849 higher and $29,826 higher than reported as of March 29, 2024 and September 30, 2023, respectively, if the first-in, first-out method was used for all inventories. As of March 29, 2024, and September 30, 2023, the excess and obsolete inventory reserve was $29,269 and $25,585, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

As of March 29, 2024, and September 30, 2023, property, plant and equipment and accumulated depreciation were as follows:

(in thousands)	March 29, 2024	September 30, 2023
Land	$29,200	$29,082
Buildings and related improvements	188,182	182,760
Machinery and equipment	542,764	513,563
Leasehold improvements	17,444	15,910
Software	51,542	47,072
Construction in progress	232,824	206,311
Property, plant and equipment, at cost	1,061,956	994,698
Accumulated depreciation	(463,004)	(435,657)
Property, plant and equipment, net	$598,952	$559,041

Depreciation expense for the three months ended March 29, 2024 and March 31, 2023 totaled $15,234 and $13,808, respectively. Depreciation expense for the six months ended March 29, 2024 and March 31, 2023 totaled $29,787 and $26,980, respectively.

11. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2023	$258,427	$52,679	$311,106
Exchange rate effects	1,063	22	1,085
Balance as of March 29, 2024	$259,490	$52,701	$312,191

Goodwill balances as of March 29, 2024 included $5,645 and $43,000 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively.

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

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible asset:

		March 29, 2024			September 30, 2023
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$597,897	$(344,027)	$253,870	$596,396	$(318,058)	$278,338
Other	8	43,768	(24,089)	19,679	43,633	(20,406)	23,227
Total		641,665	(368,116)	273,549	640,029	(338,464)	301,565
Indefinite-lived intangible assets:
Trade names		92,810	—	92,810	92,806	—	92,806
Total		$734,475	$(368,116)	$366,359	$732,835	$(338,464)	$394,372

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Included in the table above are the effects of changes in exchange rates which were not material for the six months ended March 29, 2024. Amortization expense for the three months ended March 29, 2024 and March 31, 2023 was $14,221 and $14,790, respectively. Amortization expense for the six months ended March 29, 2024 and March 31, 2023 was $28,688 and $27,586, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2024 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2024	$25,904
2025	43,494
2026	40,893
2027	39,752
2028	29,451
2029	28,298
Thereafter	65,756
Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

12. DEBT

Debt as of March 29, 2024 and September 30, 2023 was as follows:

(in thousands)	March 29, 2024	September 30, 2023
ABL Credit Facility	—	—
Senior Secured Term Loan Facility due May 26, 2028	$371,809	$371,667
Senior Notes due June 2031	400,000	400,000
Deferred financing costs	(8,047)	(8,980)
Long-term debt	$763,762	$762,687

The asset-based credit facility (the “ABL Credit Facility”) has aggregate commitments of $325,000. AII is the borrower under the ABL Credit Facility which is guaranteed by the Company and all other subsidiaries of the Company (other than AII) that are guarantors of the Senior Notes (as defined below). AII’s availability under the ABL Credit Facility was $322,406 as of March 29, 2024 and $322,406 as of September 30, 2023.

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

The Company had no active forward currency contracts or other derivative instruments as of March 29, 2024 or September 30, 2023.

The following table presents the Company’s assets and liabilities measured at fair value:

	March 29, 2024		September 30, 2023
(in thousands)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$250,866	$—	$321,282	$—

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	March 29, 2024		September 30, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan Facility due May 26, 2028	$373,000	$373,351	$373,000	$372,068
Senior Notes due June 2031	400,000	352,712	400,000	334,368
Total Debt	$773,000	$726,063	$773,000	$706,436

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

14. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of March 29, 2024, such obligations were $188,636 for the rest of fiscal year 2024 and $11,062 for fiscal year 2025 and beyond. These amounts represent open purchase orders for materials used in production.

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

15. GUARANTEES

The Company had outstanding letters of credit totaling $2,594 supporting workers’ compensation and general liability insurance policies as of March 29, 2024. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $37,044 as of March 29, 2024.

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

	Three months ended
	March 29, 2024			March 31, 2023
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$590,811	$10	$195,752	$680,955	$10	$256,883
Safety & Infrastructure	202,100	318	25,529	214,979	75	33,194
Eliminations	—	(328)		—	(85)
Consolidated operations	$792,911	$—		$895,934	$—

	Six months ended
	March 29, 2024			March 31, 2023
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$1,184,471	$10	$400,112	$1,319,660	$10	$500,720
Safety & Infrastructure	406,921	624	45,042	410,095	218	66,597
Eliminations	—	(634)		—	(228)
Consolidated operations	$1,591,392	$—		$1,729,755	$—

Presented below is a reconciliation of operating Segment Adjusted EBITDA to Income before income taxes:

	Three months ended		Six months ended
(in thousands)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Operating segment Adjusted EBITDA
Electrical	$195,752	$256,883	$400,112	$500,720
Safety & Infrastructure	25,529	33,194	45,042	66,597
Total	$221,281	$290,077	$445,154	$567,317
Unallocated expenses (a)	(9,367)	(14,036)	(19,717)	(27,431)
Depreciation and amortization	(29,455)	(28,598)	(58,475)	(54,566)
Interest expense, net	(8,321)	(8,475)	(16,114)	(17,963)
Stock-based compensation	(5,028)	(6,863)	(9,785)	(12,133)
Other (b)	649	(4,547)	(3,652)	(5,615)
Income before income taxes	$169,759	$227,558	$337,411	$449,609

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.
(b) Represents other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, release of indemnified uncertain tax positions, gain on purchase of business. loss on assets held for sale (includes loss on assets held for sale in Russia. See Note 11, “Goodwill and Intangible Assets” in the form 10-Q filed May 9, 2023 for additional information), realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives, transaction and restructuring costs.

The Company’s net sales by geography were as follows for the three months ended and the six months ended March 29, 2024 and March 31, 2023:

	Three months ended		Six months ended
(in thousands)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
United States	$700,243	$799,562	$1,408,701	$1,549,649
Other Americas	23,703	23,063	44,911	43,617
Europe	58,336	61,789	115,744	113,819
Asia-Pacific	10,629	11,520	22,036	22,670
Total	$792,911	$895,934	$1,591,392	$1,729,755

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in either period for the three months ended and the six months ended March 29, 2024 and March 31, 2023:

	Three months ended		Six months ended
(in thousands)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Metal Electrical Conduit and Fittings	$147,697	$128,322	$286,936	$239,480
Electrical Cable & Flexible Conduit	114,634	129,785	230,327	253,511
Plastic Pipe and Conduit	233,713	323,139	477,554	639,304
Other Electrical products (a)	94,767	99,709	189,654	187,365
Electrical	590,811	680,955	1,184,471	1,319,660

Mechanical Pipe	88,866	98,727	173,364	177,501
Other Safety & Infrastructure products (b)	113,234	116,252	233,557	232,594
Safety & Infrastructure	202,100	214,979	406,921	410,095
Net sales	$792,911	$895,934	$1,591,392	$1,729,755

17. SUBSEQUENT EVENTS

Subsequent to March 29, 2024, the Company has repurchased 204.8 thousand shares at a cost of $36.1 million as of May 7, 2024.

On May 2, 2024, the board of directors declared a quarterly cash dividend of $0.32 per share of common stock payable on May 31, 2024, to stockholders of record on May 21, 2024.

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

RESULTS OF OPERATIONS

The consolidated results of operations for the three months ended March 29, 2024 and March 31, 2023 were as follows:

	Three months ended
(in thousands)	March 29, 2024	March 31, 2023	Change	% Change
Net sales	$792,911	$895,934	$(103,023)	(11.5)%
Cost of sales	501,336	543,052	(41,716)	(7.7)%
Gross profit	291,575	352,882	(61,307)	(17.4)%
Selling, general and administrative	98,544	98,201	343	0.3%
Intangible asset amortization	14,221	14,790	(569)	(3.8)%
Operating income	178,810	239,891	(61,081)	(25.5)%
Interest expense, net	8,321	8,475	(154)	(1.8)%
Other expense, net	730	3,858	(3,128)	(81.1)%
Income before income taxes	169,759	227,558	(57,799)	(25.4)%
Income tax expense	31,804	53,364	(21,560)	(40.4)%
Net income	$137,955	$174,194	$(36,239)	(20.8)%

Net sales

% Change
Volume	(0.8)%
Average selling prices	(9.5)%
Solar energy tax credits	(1.2)%
Other	—%
Net sales	(11.5)%

Net sales decreased by $103.0 million or 11.5% to $792.9 million for the three months ended March 29, 2024, compared to $895.9 million for the three months ended March 31, 2023. The decrease in net sales is primarily attributed to decreased average selling prices across the Company’s products of $85.5 million as a result of expected pricing normalization, the economic value of solar energy tax credits to be transferred to certain customers of $10.8 million, and decreased sales volume of $7.5 million.

Cost of sales

% Change
Volume	(0.6)%
Average input costs	(6.3)%
Solar energy tax credits	(2.4)%
Freight	1.7%
Other	(0.1)%
Cost of sales	(7.7)%

Cost of sales decreased by $41.7 million, or 7.7%, to $501.3 million for the three months ended March 29, 2024 compared to $543.1 million for the three months ended March 31, 2023. The decrease was primarily due to lower input costs of $34.0 million, the benefit of solar energy tax credits of $12.8 million, and lower sales volume of $3.5 million, partially offset by higher freight costs of $9.4 million.

Selling, general and administrative

Selling, general and administrative expenses increased by $0.3 million, or 0.3%, to $98.5 million for the three months ended March 29, 2024 compared to $98.2 million for the three months ended March 31, 2023. The increase was primarily due to increased general spending on business improvement initiatives of $6.8 million partially offset by decreased spending across a variety of other spend categories of $6.5 million.

Intangible asset amortization

Intangible asset amortization expense decreased to $14.2 million for the three months ended March 29, 2024 compared to $14.8 million for the three months ended March 31, 2023. The decrease in amortization expense resulted from older intangibles becoming fully amortized.

Interest expense, net

Interest expense, net decreased by $0.2 million, or 1.8% to $8.3 million for the three months ended March 29, 2024 compared to $8.5 million for the three months ended March 31, 2023. The decrease is primarily due to decreased interest rates on the Company’s Senior Secured Term Loan Facility.

Other expense, net

Other expense, net decreased to $0.7 million for the three months ended March 29, 2024 compared to $3.9 million other expense for the three months ended March 31, 2023. This decrease is due to impairments recognized in the three months ended March 31, 2023 in connection with the Company’s plans to exit from operations in Russia of $3.7 million.

Income tax expense

The Company’s income tax rate decreased to 18.7% for the three months ended March 29, 2024 compared to 23.5% for the three months ended March 31, 2023. The decrease in the current period effective tax rate was driven by an increase in the excess tax benefit associated with stock compensation and the benefit related to solar energy tax credits enacted as part of the IRA.

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

Electrical

	Three months ended
(in thousands)	March 29, 2024	March 31, 2023	Change	% Change
Net sales	$590,820	$680,965	$(90,145)	(13.2)%
Adjusted EBITDA	$195,752	$256,883	$(61,131)	(23.8)%
Adjusted EBITDA margin	33.1%	37.7%

Net sales

% Change
Volume	(0.6)%
Average selling prices	(12.8)%
Other	0.2%
Net sales	(13.2)%

Net sales decreased by $90.1 million, or 13.2%, to $590.8 million for the three months ended March 29, 2024 compared to $681.0 million for the three months ended March 31, 2023. The decrease in net sales is primarily attributed to decreased average selling prices of $87.1 million as a result of expected pricing normalization and decreased sales volume of $3.8 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 29, 2024 decreased by $61.1 million, or 23.8%, to $195.8 million from $256.9 million for the three months ended March 31, 2023. Adjusted EBITDA margin decreased to 33.1% for the three months ended March 29, 2024 compared to 37.7% for the three months ended March 31, 2023. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to the decrease in average selling prices outpacing decreases in input costs.

Safety & Infrastructure

	Three months ended
(in thousands)	March 29, 2024	March 31, 2023	Change	% Change
Net sales	$202,419	$215,054	$(12,635)	(5.9)%
Adjusted EBITDA	$25,529	$33,194	$(7,665)	(23.1)%
Adjusted EBITDA margin	12.6%	15.4%

Net sales

% Change
Volume	(1.7)%
Average selling prices	0.7%
Solar energy tax credits	(5.0)%
Other	0.1%
Net sales	(5.9)%

Net sales decreased by $12.6 million, or 5.9%, for the three months ended March 29, 2024 to $202.4 million compared to $215.1 million for the three months ended March 31, 2023. The decrease is primarily attributed to lower volumes of $3.7 million, and the economic value of solar energy tax credits to be transferred to certain customers of $10.8 million, partially offset by increased average selling prices of $1.6 million.

Adjusted EBITDA

Adjusted EBITDA decreased by $7.7 million, or 23.1%, to $25.5 million for the three months ended March 29, 2024 compared to $33.2 million for the three months ended March 31, 2023. Adjusted EBITDA margin decreased to 12.6% for the three months ended March 29, 2024 compared to 15.4% for the three months ended March 31, 2023. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to higher average input costs over increased average selling prices.

The consolidated results of operations for the six months ended March 29, 2024 and March 31, 2023 were as follows:

	Six months ended
(in thousands)	March 29, 2024	March 31, 2023	Change	% Change
Net sales	$1,591,392	$1,729,755	$(138,363)	(8.0)%
Cost of sales	1,009,277	1,042,520	(33,243)	(3.2)%
Gross profit	582,115	687,235	(105,120)	(15.3)%
Selling, general and administrative	199,160	188,178	10,982	5.8%
Intangible asset amortization	28,688	27,586	1,102	4.0%
Operating income	354,267	471,471	(117,204)	(24.9)%
Interest expense, net	16,114	17,963	(1,849)	(10.3)%
Other expense, net	742	3,899	(3,157)	(81.0)%
Income before income taxes	337,411	449,609	(112,198)	(25.0)%
Income tax expense	61,076	101,923	(40,847)	(40.1)%
Net income	$276,335	$347,686	$(71,351)	(20.5)%

Net sales

% Change
Volume	5.7%
Average selling prices	(12.5)%
Solar energy tax credits to be transferred	(1.5)%
Other	0.3%
Net sales	(8.0)%

Net sales decreased by $138.4 million, or 8.0%, to $1,591.4 million for the six months ended March 29, 2024, compared to $1,729.8 million for the six months ended March 31, 2023. The decrease in net sales is primarily attributed to decreased average selling prices of $215.9 million and the economic value of solar energy tax credits to be transferred to certain customers of $25.7 million. These decreases are partially offset by increased sales volume of $98.3 million across varying product categories within both the Electrical and the Safety & Infrastructure segments.

Cost of sales

% Change
Volume	6.3%
Average input costs	(9.4)%
Solar energy tax credits generated	(3.1)%
Freight	2.0%
Other	1.0%
Cost of sales	(3.2)%

Cost of sales decreased by $33.2 million, or 3.2% to $1,009.3 million for the six months ended March 29, 2024 compared to $1,042.5 million for the six months ended March 31, 2023. The decrease in cost of sales was primarily due to lower input costs of $97.2 million and the benefit of solar energy tax credits of $31.9 million. This was partially offset by higher sales volume of $65.5 million across varying product categories within both the Electrical and the Safety & Infrastructure segments and higher freight costs of $20.5 million.

Selling, general and administrative

Selling, general and administrative expenses increased by $11.0 million, or 5.8% to $199.2 million for the six months ended March 29, 2024, compared to $188.2 million for the six months ended March 31, 2023. The increase was primarily due to increased general spending on business improvement initiatives of $19.4 million, higher commissions and variable compensation of $1.6 million, partially offset by lower costs of $10.0 million spread across a variety of other spend categories.

Intangible asset amortization

Intangible asset amortization expense increased to $28.7 million for the six months ended March 29, 2024, compared to $27.6 million for the six months ended March 31, 2023. Increased amortization expense resulted from additional intangible assets acquired in business combinations in fiscal 2023.

Interest expense, net

Interest expense, net, decreased by $1.8 million, or 10.3% to $16.1 million for the six months ended March 29, 2024, compared to $18.0 million for the six months ended March 31, 2023. The decrease is primarily due to decreased interest rates on the Company’s Senior Secured Term Loan Facility.

Other expense, net

Other expense, net decreased to $0.7 million of other expense for the six months ended March 29, 2024, compared to $3.9 million of other income for the six months ended March 31, 2023. This decrease is due to impairments recognized in the three months ended March 31, 2023 in connection with the Company’s plans to exit from operations in Russia of $3.7 million.

Income tax expense

The Company’s income tax rate decreased to 18.1% for the six months ended March 29, 2024, compared to 22.7% for the six months ended March 31, 2023. The decrease in the current period effective tax rate was driven by an increase in the excess tax benefit associated with stock compensation and the benefit related to solar energy tax credits enacted as part of the IRA.

SEGMENT RESULTS

Electrical

	Six months ended
(in thousands)	March 29, 2024	March 31, 2023	Change	% Change
Net sales	$1,184,481	$1,319,670	$(135,189)	(10.2)%
Adjusted EBITDA	$400,112	$500,720	$(100,608)	(20.1)%
Adjusted EBITDA margin	33.8%	37.9%

Net sales

% Change
Volume	4.7%
Average selling prices	(15.2)%
Other	0.3%
Net sales	(10.2)%

Net sales decreased by $135.2 million, or 10.2%, to $1,184.5 million for the six months ended March 29, 2024, compared to $1,319.7 million for the six months ended March 31, 2023. The decrease in net sales is primarily attributed to decreased average selling prices of $201.4 million partially offset increased sales volume of $61.6 million.

Adjusted EBITDA

Adjusted EBITDA for the six months ended March 29, 2024 decreased by $100.6 million, or 20.1%, to $400.1 million from $500.7 million for the six months ended March 31, 2023. Adjusted EBITDA margin decreased to 33.8% for the six months ended March 29, 2024, compared to 37.9% for the six months ended March 31, 2023. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to the decrease in average selling prices outpacing decreases in input costs.

Safety & Infrastructure

	Six months ended
(in thousands)	March 29, 2024	March 31, 2023	Change	% Change
Net sales	$407,545	$410,313	$(2,768)	(0.7)%
Adjusted EBITDA	$45,042	$66,597	$(21,555)	(32.4)%
Adjusted EBITDA margin	11.1%	16.2%

Net sales

Change (%)
Volume	9.3%
Average selling prices	(3.7)%
Solar energy tax credits to be transferred	(6.5)%
Other	0.2%
Net sales	(0.7)%

Net sales decreased by $2.8 million, or 0.7%, to $407.5 million for the six months ended March 29, 2024, compared to $410.3 million for the six months ended March 31, 2023. The decrease is primarily attributed to decreased average selling prices of $14.5 million and the economic value of solar energy tax credits to be transferred to certain customers of $25.7 million. This was partially offset by higher volumes of $36.7 million.

Adjusted EBITDA

Adjusted EBITDA decreased $21.6 million, or 32.4%, to $45.0 million for the six months ended March 29, 2024, compared to $66.6 million for the six months ended March 31, 2023. Adjusted EBITDA margin decreased to 11.1% for the six months ended March 29, 2024, compared to 16.2% for the six months ended March 31, 2023. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to lower average selling prices over increased input costs.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $368.1 million as of March 29, 2024, of which $94.6 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company’s intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes, share repurchases and dividend payments. We have access to the ABL Credit Facility to fund operational needs. As of March 29, 2024, there were no outstanding borrowings under the ABL Credit Facility and $2.6 million of letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $325.0 million and approximately $322.4 million was available under the ABL Credit Facility as of March 29, 2024. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Six months ended
(in thousands)	March 29, 2024	March 31, 2023
Cash flows provided by (used in):
Operating activities	$245,323	$403,396
Investing activities	(78,971)	(156,074)
Financing activities	(187,529)	(284,262)

Operating activities

During the six months ended March 29, 2024, the Company was provided $245.3 million by operating activities compared to $403.4 million during the six months ended March 31, 2023. The $158.1 million decrease in cash provided was primarily due to decreased operating income, and an increase of $58.0 million cash used in working capital.

Investing activities

During the six months ended March 29, 2024, the Company used $79.0 million in investing activities compared to $156.1 million during the six months ended March 31, 2023. Cash used in acquisitions decreased in the first quarter of fiscal 2024 by $77.4 million primarily as a result of the acquisition of Elite Polymer Solutions in the first quarter of fiscal 2023 and no acquisitions in fiscal 2024.

Financing Activities

During the six months ended March 29, 2024, the Company used $187.5 million in financing activities compared to $284.3 million used during the six months ended March 31, 2023. The decrease in cash used in financing activities is primarily due to $113.2 million less cash used to repurchase common stock during the six months ended March 29, 2024 compared to the same period in the prior year partially offset by fiscal 2024 dividends paid of $11.7 million and $4.5 million more in issuance of common stock, net of shares withheld for tax.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties disclosed in the Company’s filings with the U.S. Securities and Exchange Commission, including but not limited to the Company’s most recent Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On November 16, 2021, the board of directors approved a share repurchase program, under which the Company may repurchase up to $400.0 million of its outstanding common stock. On April 26, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase of the Company’s outstanding common stock of $800.0 million. On November 11, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase authorization of the Company’s outstanding stock of $1,300.0 million. The share repurchase program will be funded from the Company’s available cash balances. As of March 29, 2024, there was $153.1 million of purchases remaining under the plan. This share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

The following table shows our purchases of our common stock under this plan during the second quarter of fiscal 2024 (in thousands, except per share data):

Period (4-5-4 calendar)	Total Number Of Shares Purchased	Avg Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet Be Purchased Under the Program
December 30, 2023 to January 26, 2024	137	$153.43	137	$191,624
January 27, 2024 to March 1, 2024	185	$147.98	185	$164,219
March 2, 2024 to March 29, 2024	67	$166.85	67	$153,113
Total	389		389

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

Mark Lamps, President, Safety & Infrastructure, initiated a new 10b5-1 trading arrangement on February 13, 2024. This trading arrangement has a start date of May 14, 2024 and a plan end date of February 15. 2025. Under the trading arrangement, 2,000 shares are available to be sold on certain specified dates.

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

ATKORE INC.
(Registrant)
Date:	May 7, 2024	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)