Form 10-Q
period 2024-06-28
Atkore Inc.
filed 2024-08-06
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
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
As of July 31, 2024, there were 35,864,729 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Nine months ended
(in thousands, except per share data)	Note	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net sales		$822,364	$919,117	$2,413,756	$2,648,872
Cost of sales		542,709	568,316	1,551,986	1,610,836
Gross profit		279,655	350,801	861,770	1,038,036
Selling, general and administrative		97,987	103,019	297,147	291,198
Intangible asset amortization	11	13,216	15,192	41,904	42,778
Operating income		168,452	232,590	522,719	704,061
Interest expense, net		9,944	8,682	26,058	26,645
Other expense, net	5	560	3,689	1,302	7,588
Income before income taxes		157,948	220,219	495,359	669,828
Income tax expense	6	34,531	18,931	95,606	120,854
Net income		$123,417	$201,288	$399,753	$548,974

Net income per share
Basic	7	$3.36	$5.20	$10.74	$13.81
Diluted	7	$3.33	$5.13	$10.61	$13.62

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended		Nine months ended
(in thousands)	Note	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income		$123,417	$201,288	$399,753	$548,974
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment		(518)	4,404	4,284	18,128
Change in unrecognized loss related to pension benefit plans	4	52	132	158	395
Total other comprehensive income	8	(466)	4,536	4,442	18,523
Comprehensive income		$122,951	$205,824	$404,195	$567,497
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	June 28, 2024	September 30, 2023
Assets
Current Assets:
Cash and cash equivalents		$303,657	$388,114
Accounts receivable, less allowance for current and expected credit losses of $4,702 and $5,179, respectively		503,367	559,854
Inventories, net	9	573,317	493,852
Prepaid expenses and other current assets		139,913	96,670
Total current assets		1,520,254	1,538,490
Property, plant and equipment, net	10	615,413	559,041
Intangible assets, net	11	352,986	394,372
Goodwill	11	311,998	311,106
Right-of-use assets, net		152,198	120,747
Deferred tax assets	6	548	546
Other long-term assets		10,647	10,707
Total Assets		$2,964,044	$2,935,009
Liabilities and Equity
Current Liabilities:
Accounts payable		237,184	292,734
Income tax payable		4,914	6,322
Accrued compensation and employee benefits		38,413	45,576
Customer liabilities		99,298	121,576
Lease obligations		20,700	16,230
Other current liabilities		65,327	82,166
Total current liabilities		465,836	564,604
Long-term debt	12	764,300	762,687
Long-term lease obligations		136,031	105,517
Deferred tax liabilities	6	21,555	22,346
Other long-term liabilities		14,794	11,736
Total Liabilities		1,402,516	1,466,890
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 35,864,442 and 37,317,893 shares issued and outstanding, respectively		359	374
Additional paid-in capital		502,125	506,783
Retained earnings		1,088,542	994,902
Accumulated other comprehensive loss	8	(29,498)	(33,940)
Total Equity		1,561,528	1,468,119
Total Liabilities and Equity		$2,964,044	$2,935,009
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Nine months ended
(in thousands)	Note	June 28, 2024	June 30, 2023
Operating activities:
Net income		$399,753	$548,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		88,407	84,671
Deferred income taxes	6	(1,065)	(1,171)
Stock-based compensation		14,273	18,100
Amortization of right-of-use assets		21,200	14,713
(Gain) Loss on disposal of property, plant and equipment		(621)	159
Other non-cash adjustments to net income		4,563	6,525
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		57,721	(33,501)
Inventories		(80,674)	(13,611)
Prepaid expenses and other current assets		(11,636)	(6,986)
Accounts payable		(52,093)	16,051
Accrued and other liabilities		(60,136)	(11,580)
Income taxes		(32,193)	(58,059)
Other, net		2,458	(536)
Net cash provided by operating activities		349,957	563,748
Investing activities:
Capital expenditures		(105,098)	(122,535)
Proceeds from sale of properties and equipment		457	31
Acquisition of businesses, net of cash acquired	3	(6,036)	(83,385)
Net cash used in investing activities		(110,677)	(205,890)
Financing activities:
Issuance of common stock, net of shares withheld for tax		(18,926)	(14,589)
Repurchase of common stock		(281,019)	(416,023)
Finance lease payments		(1,402)	(990)
Dividends paid to shareholders		(23,248)	—
Net cash used for financing activities		(324,595)	(431,603)
Effects of foreign exchange rate changes on cash and cash equivalents		858	2,803
Decrease in cash and cash equivalents		(84,457)	(70,942)
Cash and cash equivalents at beginning of period		388,114	388,751
Cash and cash equivalents at end of period		$303,657	$317,809
Supplementary Cash Flow information
Capital expenditures, not yet paid		$4,660	$10,593
Operating lease right-of-use assets obtained in exchange for lease liabilities		$45,453	$33,677
Acquisitions of businesses, not yet paid		$—	$14,125
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2023	37,317	$375	$—	$506,783	$994,901	$(33,940)	$1,468,119
Net income	—	—	—	—	138,381	—	138,381
Other comprehensive Income	—	—	—	—	—	9,780	9,780
Stock-based compensation	—	—	—	4,757	—	—	4,757
Issuance of common stock, net of shares withheld for tax	309	3	—	(21,302)	—	—	(21,299)
Repurchase of common stock	(721)	(7)	—	—	(97,385)	—	(97,392)
Balance as of December 29, 2023	36,905	$370	$—	$490,238	$1,035,897	$(24,160)	$1,502,345
Net income	—	—	—	—	137,955	—	137,955
Other comprehensive loss	—	—	—	—	—	(4,872)	(4,872)
Stock-based compensation	—	—	—	5,028	—	—	5,028
Issuance of common stock, net of shares withheld for tax	118	1	—	2,385	—	—	2,386
Repurchase of common stock	(389)	(4)	—	—	(59,223)	—	(59,227)
Dividends declared	—	—	—	—	(11,719)	—	(11,719)
Balance as of March 29, 2024	36,634	$367	$—	$497,651	$1,102,910	$(29,032)	$1,571,896
Net income	—	—	—	—	123,417	—	123,417
Other comprehensive loss	—	—	—	—	—	(466)	(466)
Stock-based compensation	—	—	—	4,488	—	—	4,488
Issuance of common stock, net of shares withheld for tax	18	—	—	(14)	—	—	(14)
Repurchase of common stock	(787)	(8)	—	—	(126,257)	—	(126,265)
Dividends declared	—	—	—	—	(11,528)	—	(11,528)
Balance as of June 28, 2024	35,865	$359	$—	$502,125	$1,088,542	$(29,498)	$1,561,528

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2022	41,351	$415	$(2,580)	$500,117	$801,981	$(50,146)	$1,249,787
Net income	—	—	—	—	173,492	—	173,492
Other comprehensive income	—	—	—	—	—	11,324	11,324
Stock-based compensation	—	—	—	5,270	—	—	5,270
Issuance of common stock, net of shares withheld for tax	200	1	—	(14,776)	—	—	(14,775)
Repurchase of common stock	(1,683)	(16)	—	—	(150,040)	—	(150,056)
Balance as of December 30, 2022	39,868	$400	$(2,580)	$490,611	$825,433	$(38,822)	$1,275,042
Net income	—	—	—	—	174,194	—	174,194
Other comprehensive (loss)	—	—	—	—	—	2,663	2,663
Stock-based compensation	—	—	—	6,863	—	—	6,863
Issuance of common stock, net of shares withheld for tax	44	—	—	336	—	—	336
Repurchase of common stock	(974)	(10)	—	—	(120,293)	—	(120,303)
Balance as of March 31, 2023	38,938	$390	$(2,580)	$497,810	$879,334	$(36,159)	$1,338,795
Net income	—	—	—	—	201,288	—	201,288
Other comprehensive income	—	—	—	—	—	4,536	4,536
Stock-based compensation	—	—	—	5,966	—	—	5,966
Issuance of common stock, net of shares withheld for tax	3	—	—	(155)	—	—	(155)
Repurchase of common stock	(1,169)	(11)	—	—	(148,312)	—	(148,323)
Balance as of June 30, 2023	37,772	$379	$(2,580)	$503,621	$932,310	$(31,623)	$1,402,107

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

ASU	Description of ASU	Impact to Atkore	Adoption Date
2023-07 Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures	The ASU requires companies to provide additional segment disclosures including disclosing title and position of the chief operating decision maker (“CODM”), disclosure of significant segment expenses provided to and reviewed by the CODM, and that public entities provide all annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 in interim periods.	The Company will adopt the standard in fiscal 2025 and include the disclosures required by the ASU within the Segment Footnote of the annual report and quarterly reports beginning in fiscal 2026.	2025
2023-09 Income Taxes (Topic 740); Improvements to Income Tax Disclosures	The ASU requires companies to provide additional tax disclosures including specific categories in the rate reconciliations and reconciling items that meet a quantitative threshold. Additional disclosures are also required for income tax paid and the disaggregation of domestic and foreign income tax expense.	The Company will adopt the standard in fiscal 2026 and include the disclosures required by the ASU within the Income Tax Footnote of the annual report.	2026

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

For the nine months ended June 28, 2024, the Company has recognized a reduction of revenue of $48,783 for the economic value of tax credits to be transferred and a benefit to cost of sales of $60,952. As of June 28, 2024, the Company has a liability of $16,887 for credits to be transferred or the value thereof. As of June 28, 2024, all activity related to the solar energy tax credits is within the Safety & Infrastructure segment.

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

3. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to obtain new customers. During the nine months ended June 28, 2024, the Company paid out $6,036 of accrued purchase price primarily related to the fiscal 2022 acquisition of Cascade Poly Pipe & Conduit and Northwest Polymers. No other acquisition activity occurred during the nine months ended June 28, 2024.

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

4. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended		Nine months ended
(in thousands)	Note	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Interest cost		$1,316	$1,294	$3,948	$3,882
Expected return on plan assets		(841)	(1,257)	(2,523)	(3,771)
Amortization of actuarial loss		67	167	200	501
Net periodic benefit cost	5	$542	$204	$1,625	$612

5. OTHER EXPENSE, NET

Other expense, net consisted of the following:

	Three months ended		Nine months ended
(in thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Loss on assets held for sale	$121	$3,919	$142	$7,577
Foreign exchange loss on intercompany loans	165	(316)	337	(482)
Pension-related benefits	274	86	823	493
Other expense, net	$560	$3,689	$1,302	$7,588

In fiscal 2023, the Company initiated plans to exit operations in Russia and expects to sell the related business at a loss. Accordingly, the Company recognized an impairment of the related assets in fiscal 2023 and continues to recognize any incremental losses on those assets.

6. INCOME TAXES

For the three months ended June 28, 2024 and June 30, 2023, the Company’s effective tax rate attributable to income before income taxes was 21.9% and 8.6%, respectively. For the three months ended June 28, 2024 and June 30, 2023, the Company’s income tax expense was $34,531 and $18,931 respectively. The increase in the current period effective tax rate and expense was driven by a decrease in the benefit related to solar energy tax credits. In the third quarter of fiscal 2023, the Company recognized a one time $39,799 benefit in its income tax expense related to the credits available as part of the IRA.

For the nine months ended June 28, 2024 and June 30, 2023, the Company’s effective tax rate attributable to income before income taxes was 19.3% and 18.0%, respectively. For the nine months ended June 28, 2024 and June 30, 2023, the Company’s income tax expense was $95,606 and $120,854 respectively. The increase in the current period effective tax rate was driven by a decrease in the benefit related to solar energy tax credits.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in thousands, except per share data)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Numerator:
Net income	$123,417	$201,288	$399,753	$548,974
Less: Undistributed earnings allocated to participating securities	1,533	3,086	5,308	8,457
Net income available to common shareholders	$121,884	$198,202	$394,445	$540,517

Denominator:
Basic weighted average common shares outstanding	36,252	38,132	36,739	39,143
Effect of dilutive securities: Non-participating employee stock options (1)	364	525	435	529
Diluted weighted average common shares outstanding	36,616	38,657	37,174	39,672
Basic earnings per share	$3.36	$5.20	$10.74	$13.81
Diluted earnings per share	$3.33	$5.13	$10.61	$13.62

(1) Stock options to purchase shares of common stock that would have been anti-dilutive are not included in the calculation. There were no anti-dilutive options outstanding during the three months ended June 28, 2024 and June 30, 2023. Additionally, there were no anti-dilutive options outstanding during the nine months ended June 28, 2024 and June 30, 2023.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component for the three months ended June 28, 2024 and June 30, 2023.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of March 29, 2024	$(10,695)	$(18,337)	$(29,032)
Other comprehensive loss before reclassifications	—	(518)	(518)
Amounts reclassified from accumulated other comprehensive income, net of tax	52	—	52
Net current period other comprehensive income (loss)	52	(518)	(466)
Balance as of June 28, 2024	$(10,643)	$(18,855)	$(29,498)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of March 31, 2023	$(16,532)	$(19,627)	$(36,159)
Other comprehensive income before reclassifications	—	4,404	4,404
Amounts reclassified from accumulated other comprehensive income, net of tax	132	—	132
Net current period other comprehensive income	132	4,404	4,536
Balance as of June 30, 2023	$(16,400)	$(15,223)	$(31,623)

The following tables present the changes in accumulated other comprehensive loss by component for the nine months ended June 28, 2024 and June 30, 2023.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2023	$(10,801)	$(23,139)	$(33,940)
Other comprehensive loss before reclassifications	—	4,284	4,284
Amounts reclassified from accumulated other comprehensive income, net of tax	158	—	158
Net current period other comprehensive income (loss)	158	4,284	4,442
Balance as of June 28, 2024	$(10,643)	$(18,855)	$(29,498)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2022	$(16,795)	$(33,351)	$(50,146)
Other comprehensive income before reclassifications	—	18,128	18,128
Amounts reclassified from accumulated other comprehensive income, net of tax	395	—	395
Net current period other comprehensive income	395	18,128	18,523
Balance as of June 30, 2023	$(16,400)	$(15,223)	$(31,623)

9. INVENTORIES, NET

A majority of the Company’s inventories are recorded at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 88% and 82% of the Company’s inventories were valued at the lower of LIFO cost or market at June 28, 2024 and September 30, 2023, respectively. Interim LIFO determinations, including those at June 28, 2024, are based on management’s estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	June 28, 2024	September 30, 2023
Purchased materials and manufactured parts, net	$194,807	$231,518
Work in process, net	65,464	60,524
Finished goods, net	313,046	201,810
Inventories, net	$573,317	$493,852

Total inventories would be $7,193 higher and $29,826 higher than reported as of June 28, 2024 and September 30, 2023, respectively, if the first-in, first-out method was used for all inventories. As of June 28, 2024, and September 30, 2023, the excess and obsolete inventory reserve was $27,386 and $25,585, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

As of June 28, 2024, and September 30, 2023, property, plant and equipment and accumulated depreciation were as follows:

(in thousands)	June 28, 2024	September 30, 2023
Land	$29,154	$29,082
Buildings and related improvements	190,892	182,760
Machinery and equipment	568,508	513,563
Leasehold improvements	21,314	15,910
Software	51,547	47,072
Construction in progress	230,626	206,311
Property, plant and equipment, at cost	1,092,041	994,698
Accumulated depreciation	(476,628)	(435,657)
Property, plant and equipment, net	$615,413	$559,041

Depreciation expense for the three months ended June 28, 2024 and June 30, 2023 totaled $16,716 and $14,913, respectively. Depreciation expense for the nine months ended June 28, 2024 and June 30, 2023 totaled $46,503 and $41,893, respectively.

11. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2023	$258,427	$52,679	$311,106
Exchange rate effects	939	(47)	892
Balance as of June 28, 2024	$259,366	$52,632	$311,998

Goodwill balances as of June 28, 2024 included $5,645 and $43,000 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively.

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

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible asset:

		June 28, 2024			September 30, 2023
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$597,717	$(356,530)	$241,187	$596,396	$(318,058)	$278,338
Other	8	43,733	(24,732)	19,001	43,633	(20,406)	23,227
Total		641,450	(381,262)	260,188	640,029	(338,464)	301,565
Indefinite-lived intangible assets:
Trade names		92,798	—	92,798	92,806	—	92,806
Total		$734,248	$(381,262)	$352,986	$732,835	$(338,464)	$394,372

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Included in the table above are the effects of changes in exchange rates which were not material for the nine months ended June 28, 2024. Amortization expense for the three months ended June 28, 2024 and June 30, 2023 was $13,216 and $15,192, respectively. Amortization expense for the nine months ended June 28, 2024 and June 30, 2023 was $41,904 and $42,778, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2024 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2024	$12,701
2025	43,471
2026	40,872
2027	39,732
2028	29,429
2029	28,277
Thereafter	65,706
Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

12. DEBT

Debt as of June 28, 2024 and September 30, 2023 was as follows:

(in thousands)	June 28, 2024	September 30, 2023
ABL Credit Facility	$—	$—
Senior Secured Term Loan Facility due May 26, 2028	371,881	371,667
Senior Notes due June 2031	400,000	400,000
Deferred financing costs	(7,581)	(8,980)
Long-term debt	$764,300	$762,687

The asset-based credit facility (the “ABL Credit Facility”) has aggregate commitments of $325,000. AII is the borrower under the ABL Credit Facility which is guaranteed by the Company and all other subsidiaries of the Company (other than AII) that are guarantors of the Senior Notes (as defined below). AII’s availability under the ABL Credit Facility was $325,000 as of June 28, 2024 and $322,406 as of September 30, 2023.

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

The Company had no active forward currency contracts or other derivative instruments as of June 28, 2024 or September 30, 2023.

The following table presents the Company’s assets and liabilities measured at fair value:

	June 28, 2024		September 30, 2023
(in thousands)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$214,826	$—	$321,282	$—

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	June 28, 2024		September 30, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan Facility due May 26, 2028	$373,000	$374,048	$373,000	$372,068
Senior Notes due June 2031	400,000	350,476	400,000	334,368
Total Debt	$773,000	$724,524	$773,000	$706,436

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

14. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of June 28, 2024, such obligations were $162,223 for the rest of fiscal year 2024 and $11,483 for fiscal year 2025 and beyond. These amounts represent open purchase orders for materials used in production.

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

15. GUARANTEES

The Company had no outstanding letters of credit as of June 28, 2024. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $38,711 as of June 28, 2024.

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

	Three months ended
	June 28, 2024			June 30, 2023
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$605,955	$7	$182,568	$705,603	$14	$266,556
Safety & Infrastructure	216,409	615	30,042	213,514	92	21,493
Eliminations	—	(622)		—	(106)
Consolidated operations	$822,364	$—		$919,117	$—

	Nine months ended
	June 28, 2024			June 30, 2023
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$1,790,426	$17	$582,679	$2,025,263	$24	$767,276
Safety & Infrastructure	623,330	1,239	75,084	623,609	310	88,091
Eliminations	—	(1,256)		—	(334)
Consolidated operations	$2,413,756	$—		$2,648,872	$—

Presented below is a reconciliation of operating Segment Adjusted EBITDA to Income before income taxes:

	Three months ended		Nine months ended
(in thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Operating segment Adjusted EBITDA
Electrical	$182,568	$266,556	$582,679	$767,276
Safety & Infrastructure	30,042	21,493	75,084	88,091
Total	$212,610	$288,049	$657,763	$855,367
Unallocated expenses (a)	(6,485)	(17,787)	(26,201)	(45,218)
Depreciation and amortization	(29,932)	(30,105)	(88,407)	(84,671)
Interest expense, net	(9,944)	(8,682)	(26,058)	(26,645)
Stock-based compensation	(4,488)	(5,966)	(14,273)	(18,100)
Other (b)	(3,813)	(5,289)	(7,465)	(10,906)
Income before income taxes	$157,948	$220,219	$495,359	$669,828

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.
(b) Represents other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, release of indemnified uncertain tax positions, gain on purchase of business. loss on assets held for sale (includes loss on assets held for sale in Russia. See Note 11, “Goodwill and Intangible Assets” in the form 10-Q filed August 3, 2023 for additional information), realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives, transaction and restructuring costs.

The Company’s net sales by geography were as follows for the three months ended and the nine months ended June 28, 2024 and June 30, 2023:

	Three months ended		Nine months ended
(in thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
United States	$719,573	$824,356	$2,128,274	$2,374,005
Other Americas	25,036	27,026	69,947	70,643
Europe	65,632	56,568	181,376	170,387
Asia-Pacific	12,123	11,167	34,159	33,837
Total	$822,364	$919,117	$2,413,756	$2,648,872

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in either period for the three months ended and the nine months ended June 28, 2024 and June 30, 2023:

	Three months ended		Nine months ended
(in thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Metal Electrical Conduit and Fittings	$137,057	$148,439	$423,993	$387,919
Electrical Cable & Flexible Conduit	128,249	133,414	358,576	386,925
Plastic Pipe and Conduit	238,800	322,966	716,354	962,270
Other Electrical products (a)	101,849	100,784	291,503	288,149
Electrical	605,955	705,603	1,790,426	2,025,263

Mechanical Pipe	92,052	98,841	265,416	276,342
Other Safety & Infrastructure products (b)	124,357	114,672	357,914	347,267
Safety & Infrastructure	216,409	213,514	623,330	623,609
Net sales	$822,364	$919,117	$2,413,756	$2,648,872
(a) Other Electrical products includes International Cable Management, Fiberglass Conduit and Corrosion Resistant Conduit
(b) Other S&I products includes Metal Framing and Fittings, Construction Services, Perimeter Security and Cable Management

17. SUBSEQUENT EVENTS

On July 31, 2024, the Board of Directors declared a quarterly cash dividend of $0.32 per share of common stock payable on August 30, 2024, to stockholders of record on August 20, 2024.

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

RESULTS OF OPERATIONS

The consolidated results of operations for the three months ended June 28, 2024 and June 30, 2023 were as follows:

	Three months ended
(in thousands)	June 28, 2024	June 30, 2023	Change	% Change
Net sales	$822,364	$919,117	$(96,753)	(10.5)%
Cost of sales	542,709	568,316	(25,607)	(4.5)%
Gross profit	279,655	350,801	(71,146)	(20.3)%
Selling, general and administrative	97,987	103,019	(5,032)	(4.9)%
Intangible asset amortization	13,216	15,192	(1,976)	(13.0)%
Operating income	168,452	232,590	(64,138)	(27.6)%
Interest expense, net	9,944	8,682	1,262	14.5%
Other expense, net	560	3,689	(3,129)	(84.8)%
Income before income taxes	157,948	220,219	(62,271)	(28.3)%
Income tax expense	34,531	18,931	15,600	82.4%
Net income	$123,417	$201,288	$(77,871)	(38.7)%

Net sales

% Change
Volume	(0.1)%
Average selling prices	(9.5)%
Solar energy tax credits	(0.8)%
Foreign exchange	(0.1)%
Net sales	(10.5)%

Net sales decreased by $96.8 million or 10.5% to $822.4 million for the three months ended June 28, 2024, compared to $919.1 million for the three months ended June 30, 2023. The decrease in net sales is primarily attributed to decreased average selling prices across the Company’s products of $87.5 million, the increased economic value of solar energy tax credits to be transferred to certain customers of $7.2 million, and decreased sales volume of $1.2 million.

Cost of sales

% Change
Volume	0.1%
Average input costs	(0.5)%
Solar energy tax credits	(5.1)%
Freight	0.9%
Other	0.1%
Cost of sales	(4.5)%

Cost of sales decreased by $25.6 million, or 4.5%, to $542.7 million for the three months ended June 28, 2024 compared to $568.3 million for the three months ended June 30, 2023. The decrease was primarily due to the increased benefit of solar energy tax credits of $29.0 million and lower input costs of $2.9 million, partially offset by higher sales volume of $0.6 million and higher freight costs of $4.8 million.

Selling, general and administrative

Selling, general and administrative expenses decreased by $5.0 million, or 4.9%, to $98.0 million for the three months ended June 28, 2024 compared to $103.0 million for the three months ended June 30, 2023. The decrease was primarily due to decreased commissions of $1.2 million, decreased variable compensation of $1.8 million, decreased stock compensation of $1.6 million and decreased spending across a variety of other spend categories of $0.4 million.

Intangible asset amortization

Intangible asset amortization expense decreased to $13.2 million for the three months ended June 28, 2024 compared to $15.2 million for the three months ended June 30, 2023. The decrease in amortization expense resulted from certain intangibles becoming fully amortized.

Interest expense, net

Interest expense, net increased by $1.3 million, or 14.5% to $9.9 million for the three months ended June 28, 2024 compared to $8.7 million for the three months ended June 30, 2023. The increase is primarily due to increased interest rates on the Company’s Senior Secured Term Loan Facility.

Other expense, net

Other expense, net decreased to $0.6 million for the three months ended June 28, 2024 compared to $3.7 million other expense for the three months ended June 30, 2023. This decrease is due to impairments recognized in the three months ended June 30, 2023 in connection with the Company’s plans to exit from operations in Russia of $3.9 million.

Income tax expense

The Company’s income tax rate increased to 21.9% for the three months ended June 28, 2024 compared to 8.6% for the three months ended June 30, 2023. The increase in the current period effective tax rate was driven by a decrease in the benefit related to solar energy tax credits. In the third quarter of fiscal 2023, the Company recognized a one time $39,799 benefit in its income tax expense related to the credits available as part of the IRA.

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

Electrical

	Three months ended
(in thousands)	June 28, 2024	June 30, 2023	Change	% Change
Net sales	$605,962	$705,617	$(99,655)	(14.1)%
Adjusted EBITDA	$182,568	$266,556	$(83,988)	(31.5)%
Adjusted EBITDA margin	30.1%	37.8%

Net sales

% Change
Volume	(2.6)%
Average selling prices	(11.4)%
Other	(0.1)%
Net sales	(14.1)%

Net sales decreased by $99.7 million, or 14.1%, to $606.0 million for the three months ended June 28, 2024 compared to $705.6 million for the three months ended June 30, 2023. The decrease in net sales is primarily attributed to decreased average selling prices of $80.8 million and decreased sales volume of $18.2 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 28, 2024 decreased by $84.0 million, or 31.5%, to $182.6 million from $266.6 million for the three months ended June 30, 2023. Adjusted EBITDA margin decreased to 30.1% for the three months ended June 28, 2024 compared to 37.8% for the three months ended June 30, 2023. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to the decrease in average selling prices outpacing decreases in input costs.

Safety & Infrastructure

	Three months ended
(in thousands)	June 28, 2024	June 30, 2023	Change	% Change
Net sales	$217,024	$213,606	$3,418	1.6%
Adjusted EBITDA	$30,042	$21,493	$8,549	39.8%
Adjusted EBITDA margin	13.8%	10.1%

Net sales

% Change
Volume	8.0%
Average selling prices	(3.2)%
Solar energy tax credits	(3.4)%
Other	0.2%
Net sales	1.6%

Net sales increased by $3.4 million, or 1.6%, for the three months ended June 28, 2024 to $217.0 million compared to $213.6 million for the three months ended June 30, 2023. The increase is primarily attributed to higher volumes of $17.0 million, partially offset by the increased economic value of solar energy tax credits to be transferred of $7.2 million and decreased average selling prices of $6.8 million.

Adjusted EBITDA

Adjusted EBITDA increased by $8.5 million, or 39.8%, to $30.0 million for the three months ended June 28, 2024 compared to $21.5 million for the three months ended June 30, 2023. Adjusted EBITDA margin increased to 13.8% for the three months ended June 28, 2024 compared to 10.1% for the three months ended June 30, 2023. The increase in Adjusted EBITDA and Adjusted EBITDA margin was largely due to higher sales volume and the increased net benefit of solar energy tax credits.

The consolidated results of operations for the nine months ended June 28, 2024 and June 30, 2023 were as follows:

	Nine months ended
(in thousands)	June 28, 2024	June 30, 2023	Change	% Change
Net sales	$2,413,756	$2,648,872	$(235,116)	(8.9)%
Cost of sales	1,551,986	1,610,836	(58,850)	(3.7)%
Gross profit	861,770	1,038,036	(176,266)	(17.0)%
Selling, general and administrative	297,147	291,198	5,949	2.0%
Intangible asset amortization	41,904	42,778	(874)	(2.0)%
Operating income	522,719	704,061	(181,342)	(25.8)%
Interest expense, net	26,058	26,645	(587)	(2.2)%
Other expense, net	1,302	7,588	(6,286)	(82.8)%
Income before income taxes	495,359	669,828	(174,469)	(26.0)%
Income tax expense	95,606	120,854	(25,248)	(20.9)%
Net income	$399,753	$548,974	$(149,221)	(27.2)%

Net sales

% Change
Volume	3.6%
Average selling prices	(11.4)%
Solar energy tax credits to be transferred	(1.2)%
Other	0.1%
Net sales	(8.9)%

Net sales decreased by $235.1 million, or 8.9%, to $2,413.8 million for the nine months ended June 28, 2024, compared to $2,648.9 million for the nine months ended June 30, 2023. The decrease in net sales is primarily attributed to decreased average selling prices of $302.0 million and the increased economic value of solar energy tax credits to be transferred to certain customers of $32.9 million, partially offset by increased sales volume of $95.7 million.

Cost of sales

% Change
Volume	4.2%
Average input costs	(6.4)%
Solar energy tax credits generated	(3.8)%
Freight	1.6%
Other	0.7%
Cost of sales	(3.7)%

Cost of sales decreased by $58.9 million, or 3.7% to $1,552.0 million for the nine months ended June 28, 2024 compared to $1,610.8 million for the nine months ended June 30, 2023. The decrease in cost of sales was primarily due to lower input costs of $102.1 million and the increased benefit of solar energy tax credits of $61.0 million, partially offset by higher sales volume of $67.0 million and higher freight costs of $25.4 million.

Selling, general and administrative

Selling, general and administrative expenses increased by $5.9 million, or 2.0% to $297.1 million for the nine months ended June 28, 2024, compared to $291.2 million for the nine months ended June 30, 2023. The increase was primarily due to increased general spending on business improvement initiatives of $24.0 million and higher variable compensation of $2.6 million, partially offset by lower costs of commissions of $4.1 million, lower stock compensation of $3.3 million and lower costs of $13.3 million spread across a variety of other spend categories.

Intangible asset amortization

Intangible asset amortization expense decreased to $41.9 million for the nine months ended June 28, 2024, compared to $42.8 million for the nine months ended June 30, 2023. The decrease in amortization expense resulted from certain intangibles becoming fully amortized.

Interest expense, net

Interest expense, net, decreased by $0.6 million, or 2.2% to $26.1 million for the nine months ended June 28, 2024, compared to $26.6 million for the nine months ended June 30, 2023. The decrease is primarily due to decreased interest rates on the Company’s Senior Secured Term Loan Facility.

Other expense, net

Other expense, net decreased to $1.3 million of other expense for the nine months ended June 28, 2024, compared to $7.6 million of other expense for the nine months ended June 30, 2023. This decrease is due to impairments recognized in the nine months ended June 30, 2023 in connection with the Company’s plans to exit from operations in Russia of $7.6 million.

Income tax expense

The Company’s income tax rate increased to 19.3% for the nine months ended June 28, 2024, compared to 18.0% for the nine months ended June 30, 2023. The increase in the current period effective tax rate was driven by a decrease in the benefit related to solar energy tax credits. In the third quarter of fiscal 2023, the Company recognized a one time $39,799 benefit in its income tax expense related to the credits available as part of the IRA.

SEGMENT RESULTS

Electrical

	Nine months ended
(in thousands)	June 28, 2024	June 30, 2023	Change	% Change
Net sales	$1,790,443	$2,025,287	$(234,844)	(11.6)%
Adjusted EBITDA	$582,679	$767,276	$(184,597)	(24.1)%
Adjusted EBITDA margin	32.5%	37.9%

Net sales

% Change
Volume	2.1%
Average selling prices	(13.9)%
Other	0.2%
Net sales	(11.6)%

Net sales decreased by $234.8 million, or 11.6%, to $1,790.4 million for the nine months ended June 28, 2024, compared to $2,025.3 million for the nine months ended June 30, 2023. The decrease in net sales is primarily attributed to decreased average selling prices of $282.2 million partially offset increased sales volume of $43.4 million.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended June 28, 2024 decreased by $184.6 million, or 24.1%, to $582.7 million from $767.3 million for the nine months ended June 30, 2023. Adjusted EBITDA margin decreased to 32.5% for the nine months ended June 28, 2024, compared to 37.9% for the nine months ended June 30, 2023. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to the decrease in average selling prices outpacing decreases in input costs.

Safety & Infrastructure

	Nine months ended
(in thousands)	June 28, 2024	June 30, 2023	Change	% Change
Net sales	$624,569	$623,919	$650	0.1%
Adjusted EBITDA	$75,084	$88,091	$(13,007)	(14.8)%
Adjusted EBITDA margin	12.0%	14.1%

Net sales

Change (%)
Volume	8.4%
Average selling prices	(3.2)%
Solar energy tax credits to be transferred	(5.3)%
Other	0.2%
Net sales	0.1%

Net sales increased by $0.7 million, or 0.1%, to $624.6 million for the nine months ended June 28, 2024, compared to $623.9 million for the nine months ended June 30, 2023. The increase is primarily due to higher volumes of $52.3 million, partially offset by decreased average selling prices of $19.8 million and the increased economic value of solar energy tax credits to be transferred to certain customers of $32.9 million.

Adjusted EBITDA

Adjusted EBITDA decreased $13.0 million, or 14.8%, to $75.1 million for the nine months ended June 28, 2024, compared to $88.1 million for the nine months ended June 30, 2023. Adjusted EBITDA margin decreased to 12.0% for the nine months ended June 28, 2024, compared to 14.1% for the nine months ended June 30, 2023. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to lower average selling prices and increased input costs.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $303.7 million as of June 28, 2024, of which $99.7 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company’s intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes, share repurchases and dividend payments. We have access to the ABL Credit Facility to fund operational needs. As of June 28, 2024, there were no outstanding borrowings under the ABL Credit Facility and no letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $325.0 million and approximately $325.0 million was available under the ABL Credit Facility as of June 28, 2024. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Nine months ended
(in thousands)	June 28, 2024	June 30, 2023
Cash flows provided by (used in):
Operating activities	$349,957	$563,748
Investing activities	(110,677)	(205,890)
Financing activities	(324,595)	(431,603)

Operating activities

During the nine months ended June 28, 2024, the Company was provided $350.0 million by operating activities compared to $563.7 million during the nine months ended June 30, 2023. The $213.7 million decrease in cash provided was primarily due to decreased operating income, and an increase of $94.2 million cash used in working capital.

Investing activities

During the nine months ended June 28, 2024, the Company used $110.7 million in investing activities compared to $205.9 million during the nine months ended June 30, 2023. The $95.2 million decrease in cash used in investing activities was primarily due to a decrease of $77.3 million cash used in acquisitions as a result of the acquisition of Elite Polymer solutions in the first quarter of fiscal 2023 and no acquisitions in fiscal 2024 and a decrease of $17.4 million in capital expenditures. During the nine months ended June 28, 2024, the Company paid out $6,036 of accrued purchase price primarily related to the fiscal 2022 acquisition of Cascade Poly Pipe & Conduit and Northwest Polymers.

Financing Activities

During the nine months ended June 28, 2024, the Company used $324.6 million in financing activities compared to $431.6 million used during the nine months ended June 30, 2023. The decrease in cash used in financing activities is primarily due to $135.0 million less cash used to repurchase common stock during the nine months ended June 28, 2024 compared to the same period in the prior year partially offset by fiscal 2024 dividends paid of $23.2 million and $4.3 million more in issuance of common stock, net of shares withheld for tax.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On November 16, 2021, the board of directors approved a share repurchase program (the “2021 Plan”), under which the Company may repurchase up to $400.0 million of its outstanding common stock. On April 26, 2022, the board of directors approved an amendment to the 2021 Plan, extending it to a total repurchase of the Company’s outstanding common stock of $800.0 million. On November 11, 2022, the board of directors approved an amendment to the 2021 Plan, extending it to a total repurchase authorization of the Company’s outstanding stock of $1,300.0 million. The 2021 Plan will be funded from the Company’s available cash balances. As of June 28, 2024, there was $28.1 million of purchases remaining under the 2021 Plan. The 2021 Plan does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion. On May 2, 2024, the board of directors approved a new share repurchase program (the “2024 Plan”) which is scheduled to begin after the repurchase authorization under the 2021 Plan has been exhausted. The 2024 Plan authorizes the Company to repurchase up to $500.0 million of its outstanding stock.

The following table shows our purchases of our common stock under the 2021 Plan plan during the second quarter of fiscal 2024 (in thousands, except per share data):

Period (4-5-4 calendar)	Total Number Of Shares Purchased	Avg Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet Be Purchased Under the Program
March 30, 2024 to April 26, 2024	184	$175.49	184	$120,773
April 27, 2024 to May 31, 2024	424	$159.73	424	$53,113
June 1, 2024 to June 28, 2024	180	$139.20	180	$28,114
Total	788		788

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

During the quarter ended June 28, 2024, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K.

Dan Kelly, Vice President, General Counsel and Corporate Secretary, initiated a new 10b5-1 trading arrangement on June 12, 2024. This trading arrangement has a start date of September 11, 2024 and a plan end date of June 5. 2025. Under the trading arrangement, 8,484 shares are available to be sold by the broker upon reaching pricing targets defined in the trading arrangement.

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

ATKORE INC.
(Registrant)
Date:	August 6, 2024	By:	/s/ David P. Johnson
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)