Form 10-K
period 2024-09-30
Atkore Inc.
filed 2024-11-21
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act . ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒ No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes  ☐  No  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
The aggregate market value of the voting and non-voting common equity of Atkore Inc. held by non-affiliates as of the close of business as of March 29, 2024 was $6.6 billion.
The number of shares of the registrant's common stock outstanding as of November 19, 2024 was 34,902,992 shares of common stock, par value $0.01 per share.
Documents incorporated by reference:
Portions of the registrant's proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant's 2025 annual meeting of stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant's fiscal year ended September 30, 2024.

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
•Contracts for global mega projects are complex and often include risk profiles greater than those of our usual product sales.
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
•Atkore Inc. is a holding company with no operations of its own, and it depends on its subsidiaries for cash to fund all its operations and expenses, including to make future dividend payments, if any.
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

Company Overview

Atkore Inc. (collectively with all its subsidiaries referred to in this Annual Report on Form 10-K as “Atkore,” the “Company,” “we,” “us,” and “our”) was incorporated in the State of Delaware on November 4, 2010. As of September 30, 2024, Atkore was the sole stockholder of Atkore International, Inc. (“AII”).

We are a leading manufacturer of Electrical products primarily for the non-residential construction and renovation markets, as well as residential markets, and Safety & Infrastructure products for the construction and industrial markets. The Electrical segment manufactures high quality products used in the construction of electrical power systems including conduit, cable, and installation accessories. This segment serves contractors in partnership with the electrical wholesale channel. The Safety & Infrastructure segment designs and manufactures solutions including metal framing, mechanical pipe, perimeter security, and cable management for the protection and reliability of critical infrastructure. These solutions are marketed to contractors, original equipment manufacturers (“OEMs”), and end-users. We believe we hold #1 or #2 positions in the United States by net sales in a significant number of our products. The quality of our products, strength of our brands, our scale and national presence provide what we believe to be a unique set of competitive advantages that position us for profitable growth.

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

Customers

We are acutely aware of the importance of our equipment operating reliably, and we strive to deliver the safest, highest quality products. Our sales and marketing processes are primarily focused on serving our customers, including electrical, industrial and specialty distributors, who sell to contractors, and OEMs. We believe customers view Atkore as offering a strong value proposition based on our broad product offering, strong brands, short order cycle times, reliability and consistent product quality. For each of fiscal 2024, 2023 and 2022, approximately 88%, 90%, and 91% respectively, of our net sales were sold to customers located in the United States. Our net sales by geographic area were as follows:

	Fiscal Year Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2022
United States	$2,818	$3,150	$3,553
International	384	369	361
Total	$3,202	$3,519	$3,914

Atkore has a well-established customer base, which includes many of the largest companies in their categories. In fiscal 2024, our top ten customers accounted for approximately 40% of net sales. For Fiscal 2024 and 2023, one customer, Sonepar USA accounted for more than 10% of sales, and for 2022, no single customer accounted for more than 10% of sales.

Our customers include global electrical distributors (such as CED, Graybar Electric Company, Rexel, Sonepar S.A. and Wesco International, Inc.), independent electrical distributors including super-regional electrical distributors (such as U.S. Electrical Services Inc., Crescent Electric Supply Co. and United Electric Supply Company, Inc.) and members of buying groups (such as Affiliated Distributors, Inc., IMARK Group, Inc. and STAFDA) as well as industrial distributors and big-box retailers. We also support alternative energy OEMs, with many applications used in solar system infrastructure.

Manufacturing

We currently manufacture products in 42 facilities and operate a total footprint of approximately 8.5 million square feet of manufacturing and distribution space in eight countries. Our headquarters are located in Harvey, Illinois, which is also the location of our largest manufacturing facility. Similar to our distribution footprint, our manufacturing footprint is currently concentrated in the United States, with additional facilities in Australia, Belgium, Canada, New Zealand, and the United Kingdom.

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

Suppliers and Raw Materials

We use a variety of raw materials in manufacturing our products. Our primary raw materials are steel, copper, polyvinyl chloride (“PVC”) resin and high density polyethylene (“HDPE”) though industry supply interruptions have occurred in the past for limited periods of time. We believe that sources for these raw materials are well-established, generally available and are in sufficient quantity that we may avoid disruption to our business if we encounter an interruption from one of our existing suppliers. Our primary suppliers of steel are Cleveland-Cliffs, Steel Dynamics and Nucor; our primary suppliers of copper are AmRod, SDI LaFarga and Nexans; and our primary suppliers of PVC resin are Westlake, Formosa and Oxy Vinyls; and our primary suppliers of HDPE resin are LyondellBasell and Baystar. We strive to maintain strong relationships with our suppliers.

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

Distribution-based sales accounted for approximately 83% of our net sales in fiscal 2024. We distribute our products to electrical and industrial distributors from our manufacturing and distribution facilities as well as from over 33 dedicated distribution facilities operated by our agents. Our products are also stocked by electrical and industrial distributors who are located across the United States. Some of our products are purchased by OEMs and used as part of their products and solutions in applications such as utility solar framing, and conveyor systems. OEM sales accounted for approximately 13% of our net sales for fiscal 2024.

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

The main competitors in each of these segments are listed below:

Electrical: Zekelman Industries, Inc., Mitsubishi Corporation, Nucor Corporation, Southwire Company, LLC, Dura-Line Corporation, and Prysmian.

Safety & Infrastructure: Zekelman Industries, Inc., Eaton Corporation plc, ABB Ltd., Hubbell Incorporated, nVent Electric plc., and Haydon Corporation

Management of Information Technology Systems

Historically, information technology has not been a significant differentiator for us in our markets, however, we believe that the ease of doing business with us will become increasingly important to our growth and are making significant investments to improve our operations and provide valuable solutions for our customers. Over the past seven years, Atkore has made significant investments in technology to improve our business and provide value to our customers.

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

Atkore operates under a set of core values, which are Accountability, Teamwork, Integrity, Respect and Excellence and under the Atkore Business System, which prioritizes Strategy, People and Processes, the fundamentals of how we Build Better Together. Our culture provides employees with opportunities for personal and professional development as well as community engagement, all of which contribute to our Company’s overall success. In addition to many other awards. In 2024, Atkore was recognized as a Great Place to Work-CertifiedTM company for the fourth year in a row.

Employee Base

We believe our relationship with our employees is good. As of September 30, 2024, we employed approximately 5,600 full-time equivalent employees of whom approximately 6% are temporary or contract workers. Our employees are primarily located in the United States, with about 14% employed at our international locations in Australia, Belgium, Canada, China, New Zealand, and the United Kingdom.

As of September 30, 2024, approximately 20% of our domestic and international employees were represented by a union under a collective bargaining agreement. All unions are either located in the United States or Canada with no unions or Worker’s Councils at any of our other locations abroad.

From time to time, our collective bargaining agreements expire and come up for re-negotiations. Our Harvey, Illinois collective bargaining agreement with the United Steelworkers Union, which represents approximately 367 employees expired in April 2024. The United Steelworkers Union employees have continued to work thus far during negotiations, which are ongoing.

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

In 2023, we expanded the scope DE&I related training offerings, building upon our required unconscious bias training for salaried and hourly employees and reflecting our ambition to embed equity and inclusion across our business. In 2022, we also expanded our anti-harassment policy to expressly prohibit bullying, in addition to discrimination and all forms of harassment, and all Atkore employees are required to complete anti-harassment training. Our DE&I Steering Committee sponsored a number of community events and contributions in 2024, including back-to-school backpack drives for lower social-economic communities, and engagement with a variety of LGBTQIA+ community organizations, including as a sponsor for the Center on Halsted's annual gala and career fair in Chicago, Illinois.

We regularly evaluate our progress on DE&I across the company. During 2023, we expanded our DE&I reach by introducing location Diversity, Equity and Inclusion champions at many of our locations globally. These champions provide support by bringing greater awareness of DE&I initiatives at a local level and driving many internal and community-based activities. Each of our employees is encouraged to bring their uniqueness to the Company, which unlocks their individual potential and Atkore’s organizational potential.

Talent Development and Retention

Our ability to successfully operate, grow and implement key business strategies is dependent upon our ability to attract, develop and retain talented employees at all levels of our organization. As part of our human capital resource objectives, we support our employees by using strategic workforce planning to forecast future needs, building, and leveraging an inclusive leadership mindset, and applying a robust talent management process, including our onboarding and immersion program and our monthly organizational leadership review cadence.

We provide opportunities for advancement through rotational and stretch assignments and best practice leadership roles. In fiscal 2024, approximately 22% of our total positions filled came from internal promotions, highlighting our commitment to developing our employees.

Our successful ALDP program continues to generate talented leaders. This program provides recent graduates with the opportunity to navigate through a robust two-year rotational program, designed to teach and develop key skills while working within various functions of the organization.

The Company rewards employees with competitive compensation and benefits packages, including attractive medical plans, retirement plans, opportunities for annual bonuses and, for eligible employees, long-term incentives and equity-based compensation. The Company believes our compensation program allows us to attract and retain talented employees.

Engagement and Alignment

We have a culture of engagement and alignment and believe fully engaged employees stay focused on being a standout leader, support the decisions of the leadership team and strive for breakthrough results. An aligned employee lives our mission and values, learns our strategic priorities and links their individual goals to those priorities. Our 2024 engagement and alignment survey had an overall participation rate of 81%. In fiscal 2024, 73% of our hourly workforce participated in the survey, compared to 72% of hourly employees in fiscal 2023.

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

We have incurred, and expect to continue to incur, capital expenditures in addition to ordinary course costs to comply with applicable current and future environmental, health and safety laws, such as those governing air emissions, wastewater discharges and waste disposal. In addition, government agencies could impose conditions or other restrictions in our environmental permits which increase our costs. These laws are subject to change, which can be frequent and material. More stringent federal, state or local environmental rules or regulations could increase our operating costs and expenses.

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

In August 2014, we received from the IEPA the terms of a proposed new stormwater discharge permit for our Harvey, Illinois manufacturing facility. Because the facility did not meet the zinc limit set forth in the proposed permit, the Company commenced negotiations with the IEPA to agree upon mutually acceptable discharge limits. During these negotiations, the facility was operating under an extension of the terms of our existing stormwater discharge permit. In October 2016, we received the final permit. A mutually agreed upon compliance plan was part of the permit. The compliance plan included studies to reduce zinc emitted from galvanizing manufacturing operations, implementation of more rigorous discharge management practices, evaluation of the installation of passive/cost effective stormwater treatment and receiving stream studies to determine if a less stringent permit limit would be as protective of the water system as the October 2016 permit limit. The permit was modified in December 2019 to accommodate trials of a metal coating technology that would nearly eliminate the largest source of zinc emissions from our galvanizing operations. Although the metal coating trials were not successful, we have completed the installation of zinc treatment systems for the storm water discharges, are further reducing the zinc emitted from the galvanizing manufacturing operations and are capturing stormwater for treatment and use in our manufacturing process. A new permit was issued August 5, 2021 that included a less stringent permit limit based on the receiving stream evaluation, which also included a one-year start-up / shake-down period to meet the new zinc limit. We continued to keep the IEPA informed on our progress. The facility achieved intermittent compliance during the one-year start-up / shake-down period and throughout the remainder of 2022, and into 2023. Discussions were held with the IEPA regarding the zinc translator constant and the mixing zone study over the summer. Based on the updated stormwater calculations, the IEPA has agreed to a less-stringent permit limit for zinc (1.84 mg/L vs 1.15 mg/L). Ongoing compliance with the stormwater discharge permit is not expected to have a material effect on our financial position, results of operations or cash flows.

We are continually investigating, remediating or addressing contamination at our current and former facilities. For example, we are currently monitoring and passively remediating groundwater contamination at our Wayne, Michigan facility. Future investigation and remediation activities may be required to address contamination at or migrating from the Wayne, Michigan site as well as addressing vapor intrusion issues at nearby residences. We have maintained good working relationships with the State of Michigan Department of Environment, Great Lakes, Energy, the City of Wayne and the residents surrounding our facility. We hold periodic public meetings to keep the community apprised of the current monitoring data and the remedial efforts taken or planned. We do not expect planned remedial efforts to have a material adverse effect on our financial position, results of operations or cash flows.

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

Our business is largely dependent on the non-residential construction industry. For new construction, we estimate that our product installation typically lags United States non-residential starts by six to twelve months. The United States non-residential construction industry is cyclical, with product demand based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. United States non-residential construction starts, as reported by Dodge, reached a historic low of 690 million square feet in our fiscal 2010 and increased to 1,265 million square feet in our fiscal 2024, which was above historical average levels.

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

Our business is also vulnerable to cyberattacks. Cyber incidents can result from deliberate attacks or unintentional events. Cybersecurity attacks in particular are becoming more sophisticated and more frequent and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our vendors) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, “denial of service” attacks, phishing, untargeted but sophisticated and automated attacks and other disruptive software campaigns. We have been, and likely will continue to be, subject to potential damage from cybersecurity attacks. Despite our security measures, our IT systems and infrastructure or those of our third parties may be vulnerable to such cyber incidents. The result of these incidents could include, but are not limited to, disrupted operations, misstated or misappropriated financial data, theft of our intellectual property or other confidential information (including of our customers, suppliers and employees), liability for stolen assets or information, increased cyber security protection costs and reputational damage adversely affecting customer or investor confidence. In addition, if any information about our customers, including payment information, were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers. We have incurred costs and may incur significant additional costs in order to implement the security measures we feel are appropriate to protect our IT systems. See Item 1C, “Cybersecurity.”

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

Contracts for global mega projects are complex and often include risk profiles greater than those of our usual product sales.

Our products can be assembled into interconnected skids to support plant operations and such assemblies have become accepted and used in the designs and construction of large scale manufacturing plants and data centers. The scale of these projects can push our products and services to over tens of millions of dollars or more. Supplying these complex assemblies poses unique challenges, which if not carefully discharged could subject us to warranty, indemnity and other contract obligations that could have a material affect on our results of operations.

We are directly and indirectly subject to legislative and regulatory changes that may affect demand for our products.

The markets for certain of our products are influenced by federal, state, local and international governmental regulations, trade policies and trade groups (such as the CHIPS and Science Act of 2022, the Inflation Reduction Act of 2022 (the “IRA”), other infrastructure legislation, Buy America regulations, American Recovery and Reinvestment Act of 2009, Underwriters Laboratories, National Electrical Code and American Society of Mechanical Engineers) as well as other policies, including those imposed on the non-residential construction industry (such as the National Electrical Code and corresponding state and local laws based on the National Electrical Code). These regulations and policies are subject to change. Any changes to such regulations, laws and policies could materially and adversely affect our business, financial position, results of operations or cash flows. Specifically, changes to the National Electrical Code and any similar state, local or non-U.S. laws, including changes that would allow for alternative products to be used in the non-residential construction industry or that would render less restrictive or otherwise reduce the current requirements under such laws and regulations, could expand the scope of products which could serve as alternatives to our products. As a result, competition in the industries in which we operate could increase, with a potential corresponding decrease in the demand for our products. To remain competitive, we may be forced to reduce the prices of our products.

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

As of September 30, 2024, approximately 20% of our domestic and international employees were represented with a collective bargaining agreement by labor unions. Several collective bargaining agreements to which the Company is a party, including the agreement covering the Company’s production in Harvey, Illinois, will expire in 2024. Work stoppages or production interruptions could occur at our facilities or our suppliers’ facilities. Such disputes may arise under existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress or for other reasons. Any amendments to existing collective bargaining agreements, or the implementation of new collective bargaining agreements, could result in increased labor costs.

Any organizing efforts, significant work stoppages or increases in labor costs could materially and adversely affect our business, financial position, results of operations or cash flows. See Item 1, “Business Human Capital Resources.”

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

Certain of our customers, in particular buying groups representing consortia of independent electrical distributors, national electrical distributors, OEMs and data center, medical center and global mega manufacturing project general contractors are material to our business, financial position, results of operations and cash flows because they account for a significant portion of our net sales. In fiscal 2024, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 40% of our net sales. Our percentage of sales to our major customers may increase if we are successful in our strategy of expanding the range of products which we sell to existing customers. In such an event, or in the event of any consolidation in certain segments we serve, including retailers selling building products, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. Our top customers may also be able to exert influences on us with respect to pricing, delivery, payment or other terms. Any termination of a business relationship with, or a significant sustained reduction in business received from, one or more of our largest customers could have a material adverse effect on our business, financial position, results of operations or cash flows.

The majority of our net sales are facilitated through the extension of credit to our customers, and a significant asset included in our working capital is accounts receivable from customers. As of

September 30, 2024, Sonepar USA represented 17% and CED National represented 11% of the Company’s accounts receivable, with no significant amounts past due. As of September 30, 2023, Sonepar USA represented 14% and CED National represented 11% of the Company’s accounts receivable with no significant amounts past due. For fiscal 2023, one customer, Sonepar USA accounted for more than 10% of sales, for fiscal 2022, no single customer accounted for more than 10% of sales. See Note 17, “Segment Information” to the accompanying consolidated financial statements included elsewhere in this Annual Report. If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our business, financial position, results of operations or cash flows could be materially and adversely affected.

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

As of September 30, 2024, we had goodwill of $314.0 million, intangible assets of $340.4 million, and other long-lived assets of $832.7 million. Goodwill and indefinite-lived intangible assets are not amortized and are subject to impairment testing at least annually. Future events, such as declines in our cash flow projections or customer demand, may cause impairments of our goodwill or long-lived assets based on factors such as the price of our common stock, projected cash flows, assumptions used or other variables.

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

Concern over climate change has led to legislative and regulatory initiatives across various jurisdictions in which we operate. For example, proposals that would impose mandatory disclosure requirements on greenhouse gas emissions continue to be considered by policy makers and regulators. We cannot predict what climate change related legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures, some of which could be material.

We have financial obligations relating to pension plans that we maintain in the United States.

We provide pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible United States employees. As of September 30, 2024, we estimated that our pension plans were overfunded by approximately $8.7 million, both of which are frozen and do not accrue any additional service cost. As such, the funded status is primarily impacted by the performance of the underlying assets supporting the plan and changes in interest rates or other factors, which may trigger additional cash contributions. Our pension obligations are calculated annually and are based on several assumptions, including then-prevailing conditions, which may change from year to year. If in any year our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

As of September 30, 2024, we employed approximately 5,600 total full-time equivalent employees, a significant percentage of whom work at our 42 manufacturing facilities. Our business involves complex manufacturing processes and there is a risk that an accident resulting in property damage, personal injury or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test such products under rigorous conditions, which could potentially result in injury or death. The outcome of any personal injury, wrongful death or other litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith or negative effects on employee morale, could have a negative effect on our business, financial position, results of operations or cash flows. In addition, any accident could result in manufacturing or product delays, which could negatively affect our business, financial position, results of operations or cash flows. See Item 8, “Financial Statements and Supplementary Data”.

We may not be able to adequately protect our intellectual property rights, and we may become involved in intellectual property disputes.

Our use of contractual provisions, confidentiality procedures and agreements, and patent, trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. We have registered intellectual property (mainly trademarks and patents) in more than 82 countries. Because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in foreign countries as we would in the United States.

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

Our business operates and serves customers in certain foreign countries, including Australia, Belgium, Canada, China, Israel, New Zealand, and the United Kingdom. In addition the business is pursuing work on data centers or other construction projects in other jurisdictions, for example in Asia and Europe. There are certain risks inherent in doing business internationally, including economic volatility and sustained economic downturns, difficulties in enforcing contractual and intellectual property rights, currency exchange rate fluctuations and currency exchange controls, import or export restrictions, sanctions and changes in trade regulations, difficulties in developing, staffing, and simultaneously managing a number of foreign operations as a result of distance, issues related to occupational safety and adherence to local labor laws and regulations, potentially adverse tax developments, longer payment cycles, exposure to different legal standards, political or social unrest, including terrorism, risks related to government regulation and uncertain protection and enforcement of our intellectual property rights, the presence of corruption in certain countries and higher than anticipated costs of entry.

In fiscal 2023, the Company initiated plans to exit operations in Russia and recently submitted documents to the Russian approval authority with expectations of completing the sale in FY 2025 albeit at a loss. Accordingly, the Company recognized an impairment of $733 for the year ended September 30, 2024 and continues to recognize any incremental losses on those assets.

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

The United Kingdom left the E.U. on January 31, 2020. On May 1, 2021, the E.U.-U.K. Trade and Cooperation Agreement (the “TCA”) became effective. The TCA provides the United Kingdom and E.U. members with preferential access to each other’s markets, without tariffs or quotas on imported products between the jurisdictions, provided that certain rules of origin requirements are complied with. However, economic relations between the United Kingdom and the E.U. are now on more restricted terms than existed prior to Brexit. It is difficult to predict the severity of the impact of these changes on our United Kingdom and E.U. based operations. Goods moving between the United Kingdom and any member of the E.U. are subject to additional customs requirements and documentation checks, leading to possible higher transportation and regulatory costs, as well as delays at ports of entry and departure. Such delays could adversely impact elements of our supply chain and also our ability to meet customers’ delivery schedules. The United Kingdom is still determining which E.U. laws and regulations to replace or replicate and compliance with any amended or additional laws and regulations could increase our costs. To the extent that higher costs are incurred which cannot be passed on to our customers, this could decrease the profitability of our United Kingdom and E.U. operations.

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

As of September 30, 2024, we had approximately $772.0 million of total long-term consolidated indebtedness outstanding (including current portion) under Atkore and AII’s credit facilities (“Credit Facilities”), which consist of: (i) an asset-based credit facility (“ABL Credit Facility”); (ii) the new senior secured term loan facility (the “New Senior Secured Term Loan Facility”); and (iii) the 4.25% Senior Notes due 2031 (the “Senior Notes”). As of September 30, 2024, AII had $325.0 million of available borrowing capacity under the ABL Credit Facility and there were no outstanding borrowings (there were also no letters of credit issued under the facility). Our indebtedness could have important consequences for you. Because of our indebtedness:

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the credit agreements and indenture governing the Credit Facilities do not fully prohibit us or our subsidiaries from incurring additional debt. If our subsidiaries are in compliance with certain leverage or coverage ratios set forth in the agreements governing the Credit Facilities, they may be able to incur substantial additional indebtedness, which may increase the risks created by our current indebtedness. Subject to certain conditions and without the consent of the then existing lenders, the loans under the New Senior Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to $235.0 million, plus an additional amount not to exceed specified leverage or coverage ratios. In addition, subject to certain conditions and without the consent of the then existing lenders, the loans under the ABL Credit Facility may be expanded by up to $150 million, and the credit agreements governing the Credit Facilities allow for up to $50.0 million of second lien facilities. As of September 30, 2024, we had an additional $325.0 million in availability under the ABL Credit Facility.

Increases in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

A portion of our outstanding indebtedness bears interest or will bear interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially and adversely affect our business, financial position, results of operations or cash flows. As of September 30, 2024, each one percentage point change in interest rates would have resulted in a change of approximately $3.8 million in the annual interest expense on the New Senior Secured Term Loan Facility. As of September 30, 2024, assuming availability was fully utilized, each one percentage point change in interest rates would have resulted in a change of approximately $3.3 million in annual interest expense on the ABL Credit Facility. Additionally, if the ABL Credit Facility were fully utilized, the margin we pay on borrowings would increase by 0.3% from the current level and we would incur additional interest expense of $1.0 million. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our indebtedness, thereby affecting our profitability.

A lowering or withdrawal of the ratings, outlook or watch assigned to our indebtedness by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our overall corporate rating, Senior Notes, New Senior Secured Term Loan Facility and ABL Credit are each currently rated as investment grade by certain agencies while the other agencies have them as non-investment grades. Any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook or watch, such as adverse changes to our business, so warrant. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.

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

We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay dividends. If our cash flow and capital resources are insufficient, payment of declared dividends could be left unpaid. In the future, our cash flow and capital resources may not be sufficient for the continuation of any dividend programs approved by the board of directors. As a result, we may not be able to pay dividends or continue to pay dividends at the expected rate or at all in November 2024.

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
On November 16, 2021, the board of directors approved a share repurchase program (the “2021 Plan”), for the repurchase of up to an aggregate amount of $400.0 million of the Company’s common stock over a two-year period. On April 6, 2022, the board of directors approved an amendment to the 2021 Plan, extending it to a total repurchase of the Company’s outstanding stock of $800.0 million. On November 11, 2022, the board of directors approved an amendment to the 2021 Plan, extending it to a total repurchase authorization of the Company’s outstanding stock of $1,300 million. On May 2, 2024, the board of directors approved a new share repurchase program (the “2024 Plan”, and together with the 2021 Plan and amendments thereto, the “Plans”) which is scheduled to begin after the repurchase authorization under the 2021 Plan has been exhausted. The 2024 Plan authorizes the Company to repurchase up to $500.0 million of its outstanding stock. We expect that share repurchases under the Plans will be funded with cash on hand. The amount and timing of share repurchases will be based on a variety of factors. Important factors that could cause the Company to limit, suspend or delay its share repurchases include unfavorable trading market conditions, the price of the Company’s common stock, the nature of other investment opportunities presented to us from time to time, the ability to obtain financing at attractive rates and the availability of U.S. cash. The Plans does not obligate us to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

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

On August 16, 2022, the IRA was enacted into law. The IRA contains significant tax law changes, including a corporate alternative minimum tax of 15% on adjusted financial statement income, which took effect on October 1, 2023, a 1% excise tax on stock repurchases after December 31, 2022, and various tax incentives which include, but are not limited to, credits related to the manufacturing of solar powered energy which took effect on January 1, 2023. The impacts of this legislation are described in the Summary of Significant Accounting Policies in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies.” Additionally, see Note 7, “Income Taxes” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

On December 20, 2021, the Organization for Economic Cooperation and Development (“OECD”) published a proposal for the establishment of a global minimum tax rate of 15% (“Pillar Two"). The Pillar Two rules provide a template that jurisdictions can translate into domestic law, to assist with the implementation within an agreed upon timeframe and in a coordinated manner, and are effective for fiscal years beginning after January 1, 2024. To date, jurisdictions in which the Company operates are in various stages of implementation.

The Company has performed an initial assessment of the potential impact to income taxes as a result of Pillar Two. The assessment of the potential impact is based on the most recent tax filings, country-by-country reporting, and financial statements of affected subsidiaries. Based on results of the assessment, the Company believes it can avail itself of the transitional safe harbor rules in most for all of the jurisdictions in which the Company operates, and therefore do not anticipate it having a material impact on the financial statements. The Company continues to assess the potential impact of Pillar Two and monitor developments in legislation, regulation, and interpretive guidance in this area.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Strategy and Risk Management

Atkore’s commitment to cybersecurity emphasizes maintaining secure technology and data environments and the cultivation of a security-minded culture and capability. We do this through education and training, and a layered approach to identifying, preventing, detecting, responding and restoration from cybersecurity threats and incidents. Key elements of our program for assessing, identifying, and managing material risks from cybersecurity threats are anchored in widely used and industry recognized security frameworks and are described below.

We maintain cybersecurity policies that articulate Atkore’s expectations and requirements with respect to topics such as acceptable use of technology and data, data privacy, risk management, education and awareness and event and incident management. We regularly conduct exercises, with the support of outside domain experts, to improve the effectiveness of our processes and we periodically assess our processes against recognized cybersecurity frameworks. Consistent with our position that cybersecurity is the responsibility of every Atkore employee, we regularly educate and share best practices with our employees to raise awareness of cybersecurity threats. Atkore employees participate in monthly training and testing. In addition to training, Atkore conducts table-top exercises as often as twice a year to simulate cybersecurity risk and response scenarios.

Our cybersecurity team implements measures to ensure that Atkore can quickly identify and mitigate cybersecurity risks. Our controls are designed to restrict access to locations that house significant physical information technology assets. Other controls include the use of multifactor authentication, various third-party tools, network security technologies, and a crisis playbook. Our notification policies and processes are escalated to the appropriate personnel on a timely basis to support effective review, response, and compliance with legal requirements. Data is also aggregated to support the identification of trends for forward looking oversight.

Key elements of Atkore’s annual Enterprise Risk Management (“ERM”) program include an inventory and classification of key risk areas and topics; a methodology for scoring risks based on the risk’s probability, severity, and velocity of impact, and for trending key risks; and a framework for developing and implementing countermeasures for key risks. Cybersecurity is one of six topical areas required to be addressed as part of the annual ERM program. Cybersecurity risks are scored using the same methodology applied to all other risks. This helps evaluate the significance and prioritization of cyber-related risks relative to wider business risks. Members of Internal Audit present annually to the Atkore Board of Directors a report on the results of the ERM process. This includes cybersecurity risks. We periodically engage external consultants to assess our cybersecurity program.

Based on the information we have as of the date of this Annual Report, we do not believe any risks from cybersecurity threats, have materially affected or are likely to materially affect Atkore, including our business strategy, results of operations or financial condition.

Cybersecurity Governance and Oversight

At the management level, Atkore’s cybersecurity program is led by the Company’s Vice President - Chief Information Officer (“CIO”), who reports to Atkore’s Vice President – Business Development and Strategy, who in turn reports to Atkore’s Chief Executive Officer. Atkore’s CIO has over 30 years of experience in information technology roles with responsibilities including global cyber security strategy, global IT strategy, technology platforms and internal controls. The CIO has a Master of Business Administration from Kellogg School of Management at Northwestern University and a Bachelor of Science in Computer Information Systems from DeVry Institute of Technology. Reporting to the CIO is a Director of Cybersecurity. The current Director of Cybersecurity has over 20 years of experience in information technology roles with responsibilities including cyber security and security architecture and engineering. The CIO is supported by the Cybersecurity Steering Committee (“CSC”), a management committee comprising members of the Executive Leadership Team and includes the leaders of the information technology, legal, finance, human resources, commercial and communications functions and that report to the Chief Executive Officer. The CSC supports the CIO in overseeing and managing information security risks and in the event of a cybersecurity incident provides oversight and leadership with respect to incident investigation, mitigation, and remediation.

At the Board level, Atkore’s cybersecurity is overseen by a subset of the full Board of Directors, specifically the independent board members. This oversight includes a quarterly review of Atkore’s cybersecurity program, including key program metrics, initiatives, and developments. In addition, in the event of a significant cybersecurity incident, Atkore’s policy and process requires timely engagement of and consultation with the Board of Directors.

Additional information about cybersecurity risks we face is discussed in “Item 1a. Risk Factors,” which should be read in conjunction with the information above.

Item 2. Properties

Our corporate headquarters are located in owned premises at 16100 South Lathrop Avenue, Harvey, Illinois. We and our operating companies own and lease a variety of facilities, principally in the United States, for manufacturing, distribution and light assembly. Our manufacturing, distribution and assembly centers are strategically located to optimize route efficiency, market coverage and overhead. The following chart identifies the number of owned and leased facilities used by each of our reportable segments as of September 30, 2024. We believe that these facilities, when considered with our corporate headquarters, offices and warehouses are suitable and adequate to support the current needs of our business.

Reportable Segment	Owned Facilities	Leased Facilities
Electrical	15	38
Safety & Infrastructure	6	17

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

Comparison of Cumulative Total Return

$700
$600
$500
$400
$300
$200
$100
$0
10/1/19
12/27/19
3/27/20
6/26/20
9/30/20
12/24/20
3/26/21
6/25/21
9/30/21
12/23/21
3/25/22
6/24/22
9/30/22
12/30/22
3/31/23
6/30/23
9/30/23
12/29/23
3/29/24
6/28/24
9/30/24
Atkore Inc.
S&P 600 SmallCap
S&P 400 Industrials

** Assumes $100 invested on October 1, 2019 in stock or index, including reinvestment of dividends.

Holders

As of November 19, 2024, there were two stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Issuer Purchases of Equity Securities

The following table shows our share repurchase programs, on a trade date basis, for each of our fiscal months for the quarter ended September 30, 2024 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
June 29, 2024 to July 26, 2024	—	$—	—	$28,114
July 27, 2024 to August 30, 2024	1,047	$95.49	1,047	$428,114
August 31, 2024 - September 30, 2024	—	$—	—	$428,114
Total	1,047		1,047

(1) On November 16, 2021, the board of directors approved the 2021 Plan for the repurchase of up to an aggregate amount of $400.0 million of the Company’s stock over a two-year period.. On April 6, 2022, the board of directors approved an amendment to the 2021 Plan, extending it to a total repurchase of the Company’s outstanding stock of $800.0 million. On November 11, 2022, the board of directors approved an amendment to the 2021 Plan, extending it to a total repurchase authorization of the Company’s outstanding stock of $1,300 million. On May 2, 2024, the board of directors approved the 2024 Plan, which is scheduled to begin after the repurchase authorization under the 2021 Plan has been exhausted. The 2024 Plan authorizes the Company to repurchase up to $500.0 million of its outstanding stock. The plans were funded from the Company's available cash balances. Under the Plans, the Company was not obligated to acquire any particular amount of common stock, and it may have been terminated at any time at the Company's discretion. The final purchase under the 2021 plan was in August 2024 and the Company began purchasing under the 2024 Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information, as of September 30, 2024, about the amount of common shares to be issued upon the exercise of outstanding options, performance share options (“PSUs”) and restricted stock units (“RSUs”) granted under the 2020 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (together, the “Omnibus Incentive Plan”).

	Equity Compensation Plan Information
(share amounts in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options	Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in (1))

Equity compensation plans approved by shareholders	830	$39.59	1,699
Equity compensation plans not approved by shareholders	—	—	—
Total	830	$39.59	1,699

(1) Includes 425 stock options, 165 PSUs and 240 RSUs granted to officers pursuant to the Omnibus Incentive Plan. Shares underlying RSUs and PSUs are deliverable without payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted-average exercise price of outstanding options. PSUs are reflected at the target level of performance. For a description of the Omnibus Incentive Plan, see Note 5, “Stock Incentive Plan” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities in fiscal 2024.

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

Business Factors Influencing our Results of Operations

We are a leading manufacturer of Electrical products primarily for the non-residential construction and renovation markets and Safety & Infrastructure for the construction and industrial markets. The Electrical segment manufactures high quality products used in the construction of electrical power systems including conduit, cable and installation accessories. The Safety & Infrastructure segment designs and manufactures solutions including metal framing, mechanical pipe, perimeter security and cable management for the protection and reliability of critical infrastructure. We believe we hold #1 or #2 positions in the United States by net sales in a significant number of our products. The quality of our products, the strength of our brands and our scale and presence provide what we believe to be a unique set of competitive advantages that position us for profitable growth.

The following factors may affect our results of operations in any given period:

Economic Conditions. Our business depends on demand from customers across various end markets, including wholesale distributors, OEMs, retail distributors and general contractors. Our products are primarily used by trade contractors in the construction and renovation of non-residential structures such as commercial office buildings, healthcare facilities and manufacturing plants. In fiscal 2024, 88% of our net sales were to customers located in the United States. As a result, our business is heavily dependent on the health of the United States economy, in general, and on United States non-residential construction activity, in particular. A stronger United States economy and robust non-residential construction generally increase demand for our products. In fiscal 2024, our sales and cost of sales were impacted by continued pricing normalization in certain raw materials used in our products. We generally sell our products on a spot basis and as such, were exposed to sales prices on our products that decreased faster than the cost for the related raw materials.

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

Additionally, central bank interest rate fluctuations, inflation, and conflicts in Ukraine and the Middle East are creating additional uncertainty in the global economy, generally, and in the markets in which we operate. The aforementioned conflicts and other factors have had and will continue to have adverse effects on global supply chains, which may impact some aspects of our business. Furthermore, we are mindful of the effects that adverse weather, such as hurricanes, can have on our domestic supply chain.

Raw Materials. We use a variety of raw materials in the manufacturing of our products, which primarily include steel, copper, PVC and HDPE resin. We believe that sources for these raw materials are well established, generally available and are in sufficient quantity that we may avoid disruption in our business. The cost to procure these raw materials is subject to price fluctuations, often as a result of macroeconomic conditions. Our cost of sales may be affected by changes in the market price of these materials, and to a lesser extent, other commodities, such as zinc, aluminum, electricity, natural gas and diesel fuel. The prices at which we sell our products may adjust upward or downward based on raw material price changes. We believe several factors drive the pricing of our products, including the quality of our products, the ability to meet customer delivery expectations and co-loading capabilities, as well as the prices of our raw material inputs. Historically, we have not engaged in hedging strategies for raw material purchases. Our results may be impacted by inventory sales at costs higher or lower than current prices we pay for similar items.

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

Our acquisition strategy has focused primarily on growing market share by complementing our existing portfolio with synergistic products and expanding into end-markets that we have not previously served. In total, we have invested $424.6 million in acquisitions since 2022.

We expect to continue to pursue synergistic acquisitions as part of our growth strategy to expand our product offerings. See Note 3, “Acquisitions” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Foreign Currencies. In fiscal 2024, approximately 12% of our net sales came from customers located outside the United States, most of which were foreign currency sales denominated in British pounds sterling, European euros, Canadian dollars, Australian dollars, and New Zealand dollars. The functional currency of our operations outside the United States is generally the local currency. Assets and liabilities of our non-U.S. subsidiaries are translated into United States dollars using period-end exchange rates. Foreign revenue and expenses are translated at the monthly average exchange rates in effect during the period. Foreign currency translation adjustments are included as a component of other comprehensive income (loss) within our statements of comprehensive income. See “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

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

Results of Operations

Fiscal 2024 Compared to Fiscal 2023

The results of operations for the fiscal years ended September 30, 2024 and September 30, 2023 were as follows:

	Fiscal year ended
($ in thousands)	September 30, 2024	September 30, 2023	Change ($)	Change (%)
Net sales	$3,202,053	$3,518,761	$(316,708)	(9.0)%
Cost of sales	2,124,214	2,179,260	(55,046)	(2.5)%
Gross profit	1,077,839	1,339,501	(261,662)	(19.5)%
Selling, general and administrative	397,544	388,206	9,338	2.4%
Intangible asset amortization	55,511	57,804	(2,293)	(4.0)%
Operating income	624,784	893,491	(268,707)	(30.1)%
Interest expense, net	35,584	35,232	352	1.0%
Other (income) and expense, net	1,963	7,969	(6,006)	(75.4)%
Income before income taxes	587,237	850,290	(263,053)	(30.9)%
Income tax expense	114,365	160,391	(46,026)	(28.7)%
Net income	$472,872	$689,899	$(217,027)	(31.5)%

Net sales

Change (%)
Volume	3.5%
Average selling prices	(11.5)%
Solar energy tax credits	(1.1)%
Other	0.1%
Net sales	(9.0)%

Net sales for fiscal 2024 decreased $316.7 million to $3,202.1 million, a decrease of 9.0%, compared to $3,518.8 million for fiscal 2023. The decrease in net sales is primarily attributed to decreased average selling prices of $406.1 million, and the economic value of solar tax credits to be transferred to certain customers of $38.3 million. These decreases are partially offset by increased sales volume of $122.6 million across varying product categories within both the Electrical and the Safety & Infrastructure segments.

Cost of sales

Change (%)
Volume	3.9%
Average input costs	(4.7)%
Solar energy tax credits	(3.8)%
Freight	1.6%
Other	0.5%
Cost of sales	(2.5)%

Cost of sales decreased $55.0 million, or 2.5%, to $2,124.2 million for fiscal 2024 compared to $2,179.3 million for fiscal 2023. The decrease was primarily due to lower input costs of steel, copper and PVC resin of $103.1 million and the benefit of solar tax credits of $84.0 million, partially offset by higher sales volume of $86.5 million and increased freight costs of $34.6 million

Selling, general and administrative

Selling, general and administrative expenses increased $9.3 million, or 2.4%, to $397.5 million for fiscal 2024 compared to $388.2 million for fiscal 2023. The increase was primarily due to digital initiatives of $10.0 million, increased headcount of $7.5 million, and increased compensation of $3.0 million. These increases were partially offset by increases in productivity of $6.0 million, lower sales commission expense of $4.1 million, and lower costs of $1.1 million spread across a variety of other spend categories.

Intangible asset amortization

Intangible asset amortization expense decreased $2.3 million, or 4.0%, to $55.5 million for fiscal 2024 compared to $57.8 million for fiscal 2023. The decrease in intangible asset amortization resulted from certain intangibles becoming fully amortized.

Interest expense, net

Interest expense, net, increased $0.4 million, or 1.0% to $35.6 million for fiscal 2024, compared to $35.2 million for fiscal 2023. The increase is primarily due to increased interest rates on the Company’s New Senior Secured Term Loan Facility.

Other (income) and expense, net

Other (income) and expense, net decreased $6.0 million to expense of $2.0 million for fiscal 2024, compared to expense of $8.0 million for fiscal 2023. The decrease in expense was primarily due to impairments recognized in fiscal 2023 in connection with the Company’s plans to exit from operations in Russia of $7.5 million.

Income tax expense

Income tax expense decreased $46.0 million to $114.4 million, compared to $160.4 million for fiscal 2023. The Company's income tax rate increased to 19.5% for fiscal 2024, compared to 18.9% for fiscal 2023. The decrease in income tax expense is due to lower income before taxes, while the increase in effective tax rate was primarily due the benefit of solar credits being recognized in cost of sales in fiscal 2024 where as the benefit of solar tax credits was recognized in income tax expense in fiscal 2023 as described in the Summary of Significant Accounting Policies in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies.” Additionally, see Note 7, “Income Taxes” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Segment results

Electrical

	Fiscal year ended
($ in thousands)	September 30, 2024	September 30, 2023	Change ($)	Change (%)
Net sales	$2,354,978	$2,675,074	$(320,096)	(12.0)%
Adjusted EBITDA	728,341	1,004,853	(276,512)	(27.5)%
Adjusted EBITDA Margin	30.9%	37.6%

Net sales

Change (%)
Volume	2.0%
Average selling prices	(14.3)%
Other	0.3%
Net sales	(12.0)%

Net sales decreased by $320.1 million, or 12.0%, to $2,355.0 million for fiscal 2024 compared to $2,675.1 million for fiscal 2023. The decrease in net sales is primarily attributed to lower average selling prices of $379.5 million partially offset by increased sales volume of $54.3 million.

Adjusted EBITDA

Adjusted EBITDA decreased $276.5 million, or 27.5%, to $728.3 million for fiscal 2024 compared to $1,004.9 million for fiscal 2023. The decrease in Adjusted EBITDA was largely due to lower average selling prices over input costs.

Safety & Infrastructure

	Fiscal year ended
($ in thousands)	September 30, 2024	September 30, 2023	Change ($)	Change (%)
Net sales	$849,077	$844,158	$4,919	0.6%
Adjusted EBITDA	$89,982	$103,231	$(13,249)	(12.8)%
Adjusted EBITDA Margin	10.6%	12.2%

Net sales

Change (%)
Volume	8.3%
Average selling prices	(3.2)%
Solar energy tax credits	(4.7)%
Other	0.2%
Net sales	0.6%

Net sales increased $4.9 million, or 0.6%, to $849.1 million for fiscal 2024 compared to $844.2 million for fiscal 2023. The increase is primarily attributed to higher volumes of $68.3 million partially offset by lower average selling prices of $26.6 million and the economic value of solar tax credits to be transferred to certain customers of $38.3 million.

Adjusted EBITDA

Adjusted EBITDA decreased $13.2 million, or 12.8%, to $90.0 million for fiscal 2024 compared to $103.2 million for fiscal 2023. The Adjusted EBITDA decrease was primarily due to lower average selling prices versus higher input costs, partially offset by the net benefit of solar tax credits.

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

Net sales for fiscal 2023 decreased $395.2 million to $3,518.8 million, a decrease of 10.1%, compared to $3,913.9 million for fiscal 2022. The decrease in net sales is primarily attributed to lower average selling prices of $646.6 million, the economic value of solar tax credits to be transferred to certain customers of $30.4 million and the unfavorable impact of foreign exchange rates of $15.1 million. These decreases are partially offset by increased net sales of $168.9 million from companies acquired during fiscal 2022 and 2023 higher sales volume of $125.1 million across varying product categories within both the Electrical and the Safety & Infrastructure segments.

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

Other (income) and expense, net

Other income, net increased $8.5 million to expense of $8.0 million for fiscal 2023, compared to income of $0.5 million for fiscal 2022. The increase in expense was primarily due to impairments recognized in connection with the Company’s plans to exit from operations in Russia of $7.5 million.

Income tax expense

Income tax expense decreased $129.8 million to $160.4 million for fiscal 2023, compared to $290.2 million for fiscal 2022. The Company's income tax rate decreased to 18.9% for fiscal 2023, compared to 24.1% for fiscal 2022. The decrease in income tax expense is due to lower income before taxes and solar tax credits generated during fiscal 2023, while the decrease in effective tax rate was primarily due to solar tax credits generated during fiscal 2023. See Note 7, “Income Taxes” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $351.4 million as of September 30, 2024, of which $101.8 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company's intention to permanently reinvest such income were to change and cash was repatriated to the United States. Our cash and cash equivalents decreased $36.7 million from September 30, 2023, primarily due to lower cash provided by operating activities and increased dividend payments, partially offset by less cash used in capital expenditures, acquisitions, and share repurchases.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes, dividends and share repurchases. We have access to the ABL Credit Facility to fund our operational needs. As of September 30, 2024, there were no outstanding borrowings under the ABL Credit Facility (there were no standby letters of credit issued under the ABL Credit Facility). The borrowing base was estimated to be $325.0 million and approximately $325.0 million was available under the ABL Credit Facility as of September 30, 2024.

Our use of cash may fluctuate during the year and from year to year due to differences in demand and changes in economic conditions primarily related to the prices of commodities we purchase.

Capital expenditures have historically been necessary to expand and update the production capacity and improve the productivity of our manufacturing operations and IT initiatives aimed to facilitate the ease of doing business with Atkore. In FY24, $149.9 million was spent on equipment, which included both routine capital expenditures and spending on growth initiatives such as Water and Global Megaprojects.

We have purchase commitments of $103.2 million and $2.2 million for the years 2025 and 2026, which represent purchases of raw materials in the normal course of business for which all significant terms have been confirmed.

As of September 30, 2024, we had $2.0 million of income tax liability, gross unrecognized tax benefits of $3.4 million and gross interest and penalties of $0.5 million. Of these amounts, $3.3 million is classified as a non-current liability in the consolidated balance sheet.

The projected company pension contribution for fiscal 2025 is $0.4 million.

Servicing of our existing debt instruments includes the following estimated cash outflows:

($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Senior Notes due June 2031	$—	$—	$—	$400,000	$400,000
New Senior Secured Term Loan Facility Due May 2028	—	—	373,000	—	373,000
Interest payments (a)	42,544	78,760	56,091	34,472	211,867
Total	$42,544	$78,760	$429,091	$434,472	$984,867

(a) Interest expense is estimated based on outstanding loan balances assuming principal payments are made according to the payment schedule and interest rates as of September 30, 2024 (4.25% for the Senior Notes, between 5.6% and 7.7% for the New Senior Secured Term Loan Facility).

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

Cash Flows

The table below summarizes cash flow information derived from our statements of cash flows for the fiscal years ended September 30, 2024 and September 30, 2023.

	Fiscal year ended
(in thousands)	September 30, 2024	September 30, 2023	Change ($)	Change (%)
Cash flows provided by (used in):
Operating activities	$549,033	$807,634	$(258,601)	(32.0)%
Investing activities	(154,336)	(302,150)	147,814	(48.9)%
Financing activities	(435,282)	(506,781)	71,499	(14.1)%

Operating activities

During fiscal 2024, operating activities provided $549.0 million of cash, compared to $807.6 million during fiscal year 2023. The decrease in cash provided by operating activities was primarily driven by lower operating income of $268.7 million and tax impacts of $6.5 million, partially offset by less cash used in working capital of $5.2 million and higher depreciation and amortization of $15.4 million.

Investing activities

During fiscal 2024, we used $154.3 million of cash for investing activities compared to $302.2 million during fiscal 2023. The $147.8 million decrease in cash used by investing activities was primarily driven by $77.3 million in decreased cash used for acquisitions in fiscal 2024 compared to fiscal 2023 and decreased capital expenditures of $69.0 million.

Financing Activities

During fiscal 2024, we used $435.3 million for financing activities compared to $506.8 million during fiscal 2023. The decrease in cash used for financing activities during fiscal 2024 was primarily driven by repurchases of shares of $381.0 million in fiscal 2024 as compared to $491.0 million of share repurchases in fiscal 2023, partially offset by dividends paid of $34.5 million in fiscal 2024.

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

For fiscal 2024, 2023, and 2022 the Company performed a quantitative impairment assessment for goodwill. The Company calculated the fair value of its six reporting units considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) the comparable transaction method.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance.  The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and EBITDA margins, as well as the perceived risk associated with those forecasts. Fair value under the guideline public company method is determined for each reporting unit by applying market multiples for comparable public companies to the reporting unit’s financial results. Fair value under the comparable transaction method is determined based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the guideline public company method and the comparable transaction method calculations are the assumptions used in determining the reporting unit's comparable public companies, comparable transactions and the selection of the market multiples.

The Company did not record any goodwill impairments in fiscal 2024 or 2022. In 2023, as a result of the Company’s plan to exit operations in Russia and expectation to sell the related business at a loss, the Company recognized a $1.7 million goodwill impairment on the related reporting unit on a relative fair value basis. Excluding the goodwill impairment on the Company’s Russia business, as of September 30, 2024, the fair values of the reporting units exceeded their respective carrying amount by 10% or more. A 10% decrease in the discounted cash flows utilized in quantitative impairment assessment for each of the reporting units would not have changed our determination that the fair value of each reporting unit was in excess of its carrying value.

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

During fiscal year 2024, 2023, and 2022 the results indicated all indefinite-lived intangible assets had significant excess of fair value over the carrying value. A reasonably possible change in the estimated revenues associated with the indefinite-lived intangible assets, selected royalty rates or the residual growth rate would not result in an impairment of any of these assets.

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
•widespread outbreak of diseases;
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

Interest Rate Risk

The Credit Facilities, excluding our Senior Notes, bear interest at a floating rate. On March 15, 2023, the Company entered into an amendment to the New Senior Secured Term Loan Facility to implement a forward-looking interest rate based on SOFR in lieu of LIBOR, consisting of an applicable margin of 2.00% and a credit spread adjustment of (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period. Further, on March 24, 2023, the Company entered into an amendment to the Amended ABL Credit Facility to implement a forward-looking interest rate based on SOFR in lieu of LIBOR consisting of an applicable margin ranging from 1.25% to 1.75% and a credit spread adjustment of 0.10%. As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the New Senior Secured Term Loan, which were $373.0 million at September 30, 2024. As of September 30, 2024, SOFR exceeded 1.00%; therefore, each one percentage point change in interest rates would result in an approximately $3.8 million change in the annual interest expense on our Senior Secured Term Loan Facility. As of September 30, 2024, assuming availability was fully utilized, each one percentage point change in interest rates would result in an approximately $3.3 million change in annual interest expense on the ABL Credit Facility. Additionally, if the ABL Credit Facility were fully utilized, the margin we pay on borrowings would increase by 0.3% from the current level and we would incur additional interest expense of $1 million.

Credit Risk

We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base. In fiscal 2024, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 40% of our net sales. As of September 30, 2024, Sonepar USA represented 17% and CED National represented 11% of the Company’s accounts receivable, with no significant amounts past due. As of September 30, 2023, Sonepar USA represented 14% and CED National represented 11% of the Company’s accounts receivable with no significant amounts past due. See Note 17, “Segment Information” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

We maintain provisions for potential credit losses and such losses to date have normally been within our expectations. We evaluate the solvency of our customers on an ongoing basis to determine if additional allowances for doubtful accounts receivable need to be recorded. We have historically not been exposed to a material amount of uncollectible receivable balances.

Commodity Price Risk

We are exposed to price fluctuations for our primary raw material commodities such as steel, copper, PVC resin and HDPE resin. Our operating performance may be affected by both upward and downward price fluctuations. We are also exposed to fluctuations in petroleum costs as we deliver a substantial portion of the products we sell by truck. We seek to minimize the effects of inflation and changing prices through economies of purchasing and inventory management resulting in cost reductions and productivity improvements as well as price increases to maintain reasonable gross margins. Such commodity price fluctuations continue to cause volatility in our financial performance and could do so in the future. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atkore Inc. and subsidiaries (the "Company") as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2024, and the related notes and the schedules listed in the Index at Part IV, Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 20, 2024

We have served as the Company’s auditor since 2011.

ATKORE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Fiscal Year Ended
(in thousands, except per share data)	Note	September 30, 2024	September 30, 2023	September 30, 2022
Net sales		$3,202,053	$3,518,761	$3,913,949
Cost of sales		2,124,214	2,179,260	2,273,924
Gross profit		1,077,839	1,339,501	1,640,025
Selling, general and administrative		397,544	388,206	370,044
Intangible asset amortization	12	55,511	57,804	36,176
Operating income		624,784	893,491	1,233,805
Interest expense, net		35,584	35,232	30,676
Other (income) and expense, net	6	1,963	7,969	(490)
Income before income taxes		587,237	850,290	1,203,620
Income tax expense	7	114,365	160,391	290,186
Net income		$472,872	$689,899	$913,434

Net income per share
Basic	8	$12.83	$17.51	$20.56
Diluted	8	$12.69	$17.27	$20.30
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Fiscal Year Ended
(in thousands)	Note	September 30, 2024	September 30, 2023	September 30, 2022
Net income		$472,872	$689,899	$913,434
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment		14,453	10,212	(23,943)
Change in unrecognized income related to pension benefit plans		393	5,994	2,523
Total other comprehensive (loss) income	9	14,846	16,206	(21,420)
Comprehensive income		$487,718	$706,105	$892,014
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	Note	September 30, 2024	September 30, 2023
Assets
Current Assets:
Cash and cash equivalents		$351,385	$388,114
Accounts receivable, less allowance for current and expected credit losses of $6,322 and $5,179, respectively		489,926	559,854
Inventories, net	10	524,695	493,852
Prepaid expenses and other current assets		158,382	96,670
Total current assets		1,524,388	1,538,490
Property, plant and equipment, net	11	652,093	559,041
Intangible assets, net	12	340,431	394,372
Goodwill	12	314,000	311,106
Right-of-use assets, net	2	180,656	120,747
Deferred income taxes	7	554	546
Other long-term assets		9,281	10,707
Total Assets		$3,021,403	$2,935,009
Liabilities and Equity
Current Liabilities:
Accounts payable		$262,201	$292,734
Income tax payable		2,000	6,322
Accrued compensation and employee benefits		44,723	45,576
Customer liabilities	1	108,782	121,576
Lease obligations	2	22,038	16,230
Other current liabilities		71,122	82,166
Total current liabilities		510,866	564,604
Long-term debt	13	764,838	762,687
Long-term lease obligations	2	164,328	105,517
Deferred income taxes	7	26,574	22,346
Other long-term liabilities		14,897	11,736
Total Liabilities		1,481,503	1,466,890
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 34,859,033 and 37,317,893 shares issued and outstanding, respectively		350	374
Additional paid-in capital		509,254	506,783
Retained earnings		1,049,390	994,902
Accumulated other comprehensive loss	9	(19,094)	(33,940)
Total Equity		1,539,900	1,468,119
Total Liabilities and Equity		$3,021,403	$2,935,009
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Fiscal year ended
(in thousands)	Note	September 30, 2024	September 30, 2023	September 30, 2022
Operating activities
Net income		$472,872	$689,899	$913,434
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization		121,018	115,524	84,415
Amortization of debt issuance costs and original issue discount		2,151	2,151	2,151
Deferred income taxes	7	3,369	12,860	3,054
Provision for losses on accounts receivable and inventory		5,096	5,269	10,235
Stock-based compensation expense	5	20,300	21,101	17,245
Amortization of right-of-use assets	2	30,194	20,321	13,916
Other adjustments to net income		(1,076)	7,481	4,850
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		72,732	(30,278)	17,749
Inventories		(31,920)	(42,419)	(160,980)
Prepaid expenses and other current assets		(18,610)	(11,152)	(21,718)
Accounts payable		(37,558)	32,298	(28,968)
Income taxes		(46,163)	(3,088)	(92,802)
Accrued and other liabilities		(48,691)	(10,176)	27,198
Other, net		5,319	(2,157)	(2,944)
Net cash provided by operating activities		549,033	807,634	786,835
Investing activities
Capital expenditures		(149,861)	(218,888)	(135,776)
Proceeds from sale of properties, plant and equipment		1,561	123	779
Acquisitions of businesses, net of cash acquired	3	(6,036)	(83,385)	(307,805)
Net cash used for investing activities		(154,336)	(302,150)	(442,802)
Financing activities
Issuance of common stock, net of taxes withheld	5	(17,824)	(14,428)	(24,045)
Repurchase of common stock		(381,040)	(491,033)	(500,161)
Finance lease payments		(1,957)	(1,320)	—
Dividends paid to shareholders		(34,461)	—	—
Net cash used for financing activities		(435,282)	(506,781)	(524,206)
Effects of foreign exchange rate changes on cash and cash equivalents		3,856	661	(7,365)
Increase (decrease) in cash and cash equivalents		(36,729)	(637)	(187,538)
Cash and cash equivalents at beginning of period		388,114	388,751	576,289
Cash and cash equivalents at end of period		$351,385	$388,114	$388,751

Supplementary Cash Flow information
Interest paid		$47,099	$43,670	$30,529
Income taxes paid, net of refunds		66,369	150,934	379,769
Capital expenditures, not yet paid		12,848	7,893	8,653

		Fiscal year ended
(in thousands)	Note	September 30, 2024	September 30, 2023	September 30, 2022
Acquisitions of businesses, not yet paid		—	13,625	12,628
Operating cash flows from cash paid on operating lease liabilities		18,526	15,155	12,549
Operating lease right-of-use assets obtained in exchange for lease liabilities		73,294	63,644	38,794
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three year period ended September 30, 2024

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2021	45,997	$461	$(2,580)	$506,921	$388,660	$(28,726)	$864,736
Net income	—	—	—	—	913,434	—	913,434
Other comprehensive income (loss)	—	—	—	—	—	(21,420)	(21,420)
Stock-based compensation	—	—	—	17,245	—	—	17,245
Issuance of common stock, net of shares withheld for tax	434	4	—	(24,049)	—	—	(24,045)
Repurchase of common stock	(5,080)	(51)	—	—	(500,113)	—	(500,161)
Balance as of September 30, 2022	41,351	415	(2,580)	500,117	801,981	(50,146)	1,249,787
Net income	—	—	—	—	689,899	—	689,899
Other comprehensive income (loss)	—	—	—	—	—	16,206	16,206
Stock-based compensation	—	—	—	21,101	—	—	21,101
Issuance of common stock, net of shares withheld for tax	288	3	—	(14,435)	—	—	(14,432)
Repurchase of common stock	(4,322)	(43)	—	—	(494,399)	—	(494,442)
Retirement of Treasury Stock	—	—	2,580	—	(2,580)	—	—
Balance as of September 30, 2023	37,317	375	—	506,783	994,901	(33,940)	1,468,119
Net income	—	—	—	—	472,872	—	472,872
Other comprehensive income (loss)	—	—	—	—	—	14,846	14,846
Stock-based compensation	—	—	—	20,300	—	—	20,300
Issuance of common stock, net of shares withheld for tax	486	4	—	(17,829)	—	—	(17,825)
Repurchase of common stock	(2,945)	(29)	—	—	(383,922)	—	(383,951)
Dividends Paid to Shareholders	—	—	—	—	(34,461)	—	(34,461)
Balance as of September 30, 2024	34,858	$350	$—	$509,254	$1,049,390	$(19,094)	$1,539,900
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

Share Repurchase Program — On November 16, 2021, the board of directors approved a share repurchase program, under which the Company may repurchase up to $400 million of its outstanding common stock. On April 26, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase of the Company’s outstanding common stock of up to $800.0 million.

On November 11, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase authorization of the Company’s outstanding stock of $1,300 million. As of September 30, 2024, there were no authorized repurchases remaining.

On May 2, 2024, the board of directors approved a share repurchase program, under which the Company may repurchase up to $500.0 million of its outstanding stock. As of September 30, 2024, $428.1 million of repurchases remained available under the plan.

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

For the year ended September 30, 2024, the Company has recognized a reduction of revenue of $68,738 for the economic value of tax credits to be transferred and a benefit to cost of sales of $83,999. As of September 30, 2024, the Company has a liability of $22,489 for credits to be transferred or the value thereof. As of September 30, 2024, all activity related to the solar energy tax credits is within the Safety & Infrastructure segment.

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
The Company also considers potential impairment indicators associated with other finite-lived intangible assets, including its customer relationships, patents, and non-compete agreements. An impairment is recognized if the carrying value of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The Company's key customers are primarily wholesale and national distributors. The terms of these relationships are based on purchase orders and are not contractually based. Customer relationships are amortized on a straight-line basis over their useful lives, ranging from 6 to 14 years. The Company evaluates the appropriateness of remaining useful lives based on customer attrition rates. Other intangible assets are amortized on a straight-lined basis over their estimated useful lives, ranging from 1 to 20 years. The Company did not have a triggering event during fiscal 2024, 2023 and 2022.

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

For fiscal 2024, 2023, and 2022 the Company performed a quantitative impairment assessment for goodwill. The Company calculated the fair value of its six reporting units considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) the comparable transaction method.  The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance.  The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and EBITDA margins, as well as the perceived risk associated with those forecasts. Fair value under the guideline public company method is determined for each reporting unit by applying market multiples for comparable public companies to the reporting unit’s financial results. Fair value under the comparable transaction method is determined based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the guideline public company method and the comparable transaction method calculations are the assumptions used in determining the reporting unit's comparable public companies, comparable transactions and the selection of the market multiples.

As a result of the Company’s plans to exit its operations in Russia and expectation to sell the related business at a loss, the Company recognized a goodwill impairment of $1,721 in fiscal 2023 that was allocated from the reporting unit on a relative fair value basis. With the exception of the impairment recorded to the expected sale of the Russia operations, the Company did not record any other goodwill impairments in fiscal 2024, 2023, and 2022.

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

The Company did not record any indefinite-lived asset impairments in fiscal 2024, 2023, and 2022.

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

On August 16, 2022, the IRA was enacted into law. The IRA contains significant tax law changes, including a corporate alternative minimum tax of 15% on adjusted financial statement income, which took effect on October 1, 2023, a 1% excise tax on stock repurchases after December 31, 2022, and various tax incentives which include, but are not limited to, credits related to the manufacturing and selling of components used in the solar energy industry which took effect on January 1, 2023. These tax credits are transferable under the IRA when they meet certain criteria. When credits do not meet the transferability criteria, the benefit is recognized within income tax expense in accordance with ASC 740, “Income Taxes.” Beginning in fiscal 2024, the Company has concluded that the credits generated are transferable. As such, the benefit of the solar energy tax credits is recognized as a reduction of cost of sales.

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

Leases

(in thousands)	September 30, 2024	September 30, 2023
Assets
Operating lease assets	$171,047	$117,966
Finance lease assets	15,009	7,108
Right-of-use assets, at cost	$186,056	$125,074
Less: accumulated amortization	(5,400)	(4,327)
Right-of-use assets, net	$180,656	$120,747

Liabilities
Current liabilities:
Current portion of operating lease liabilities	$19,547	$15,030
Current portion of finance lease liabilities	2,491	1,200
Current lease obligations	$22,038	$16,230

Noncurrent liabilities:
Operating lease liabilities	$156,788	$104,047
Finance lease liabilities	7,540	1,470
Long-term lease obligations	$164,328	$105,517
Total lease obligations	$186,366	$121,747

Lease Cost

The following table summarizes lease costs by type of cost for the fiscal year ended September 30, 2024, and the fiscal year ended September 30, 2023. In the consolidated statements of operations, cost of sales and selling, general and administrative expenses included lease costs of $30,113 and $9,151 for the fiscal year ended September 30, 2024 and $20,054 and $7,215 for the fiscal year ended September 30, 2023.

	Fiscal year ended
(in thousands)	September 30, 2024	September 30, 2023
Amortization of right-of-use assets	$32,169	$21,540
Interest on lease liabilities	308	131
Variable lease costs	2,914	3,146
Short term lease costs	3,873	2,451
Total lease costs	$39,264	$27,269

Maturity of Lease Liabilities

The Company's maturity analysis of its lease liabilities as of September 30, 2024 is as follows:

(in thousands)	Financing Leases	Operating Leases
2025	$3,011	$30,133
2026	2,570	33,074
2027	1,958	30,887
2028	1,513	25,266
2029	1,063	22,649
2030 and after	1,497	92,018
Total lease payments	$11,612	$234,027
Less: Interest	(1,581)	(57,692)
Present value of lease liabilities	$10,031	$176,335

Lease Term and Discount Rate

	Fiscal year ended
	September 30, 2024	September 30, 2023
Weighted-average remaining lease term (years)
Operating leases	8.2	9.5
Finance leases	4.9	2.5

Weighted-average discount rate
Operating leases	6.4%	6.4%
Finance leases	6.0%	4.6%

3. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to attain new customers.

Fiscal 2024

During the fiscal year ended September 30, 2024, the Company paid out $6,036 of accrued purchase price primarily related to the fiscal 2022 acquisition of Cascade Poly Pipe & Conduit and Northwest Polymers. No other acquisition activity occurred during fiscal 2024.

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

	Fiscal Year Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2022
Interest cost	$5,264	$5,175	$2,958
Expected return on plan assets	(3,364)	(5,027)	(5,392)
Amortization of actuarial loss	266	667	631
Net periodic cost	$2,166	$815	$(1,803)

The weighted-average assumptions used to determine net periodic pension cost during the period were as follow:

	September 30, 2024	September 30, 2023	September 30, 2022
Discount rate	5.8%	5.4%	2.7%
Expected return on plan assets	3.3%	5.0%	4.0%
Rate of compensation increase	N/a	N/a	N/a

The change in the benefit obligations, plan assets and the amounts recognized on the consolidated balance sheets was as follows (in thousands):

Change in benefit obligations:
Balance as of September 30, 2022	$101,202
Interest cost	5,175
Actuarial loss	(4,882)
Benefits and administrative expenses paid	(6,165)
Balance as of September 30, 2023	95,330
Interest cost	5,264
Actuarial gain	8,979
Benefits and administrative expenses paid	(6,384)
Balance as of September 30, 2024	$103,189

Change in plan assets:
Balance as of September 30, 2022	$103,925
Actual return on plan assets	7,463
Employer contributions	220
Benefits and administrative expenses paid	(6,165)
Balance as of September 30, 2023	105,443
Actual return on plan assets	12,599
Employer contributions	276
Benefits and administrative expenses paid	(6,384)
Balance as of September 30, 2024	$111,934

Funded status:
Funded status as of September 30, 2023	$10,113
Funded status as of September 30, 2024	$8,745

(in thousands)	September 30, 2024	September 30, 2023
Amounts recognized in the consolidated balance sheets consist of:
Pension Non-Current Assets	$8,745	$10,113
Pension liabilities	—	—
Net amount recognized	$8,745	$10,113

Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Net actuarial loss	$(15,108)	$(15,631)
Total loss recognized	$(15,108)	$(15,631)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	4.9%	5.8%
Rate of compensation increase	N/a	N/a

The following table summarizes the defined benefit pension plans with accumulated benefit obligations in excess of plan assets:

(in thousands)	September 30, 2024	September 30, 2023
Accumulated benefit obligation	$—	$—
Fair value of plan assets	—	—

Neither plan had accumulated benefit obligations in excess of plan assets as of September 30, 2024.

The following table summarizes the defined benefit pension plans with projected benefit obligations in excess of plan assets:

(in thousands)	September 30, 2024	September 30, 2023
Projected benefit obligation	$—	$—
Fair value of plan assets	—	—
Neither plan had projected benefit obligations in excess of plan assets as of September 30, 2024.

In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions. The Company’s investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to minimize risk in the plan assets for the purpose of enhancing the security of benefits for participants. For the pension plans, this policy targets a 100% allocation to debt securities. As of September 30, 2024, the 4% of plan assets held in cash and cash equivalents is a result of timing differences as the Company continues to move to the target allocation of 100% debt securities.

Pension plans have the following weighted-average asset allocations:

Asset Category:	September 30, 2024	September 30, 2023
Debt securities	96%	54%
Cash and cash equivalents	4%	46%
Total	100%	100%

The Company evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk, such as investments in a single entity, industry, foreign country and individual fund manager. As of September 30, 2024, there were no significant concentrations of risk in the Company’s defined benefit plan assets.

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

	September 30, 2024			September 30, 2023
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed income securities	$34,077	$73,394	$107,471	$21,119	$35,733	$56,852
Cash and cash equivalents	4,463	—	4,463	48,591	—	48,591
Total	$38,540	$73,394	$111,934	$69,710	$35,733	$105,443

Fixed income securities consist primarily of government and agency securities, corporate debt securities, and mortgage and other asset-backed securities. When available, fixed income securities are valued at the closing price reported in the active market in which the individual security is traded. Government and agency securities and corporate debt securities are valued using the most recent bid prices or occasionally the mean of the latest bid and ask prices when markets are less liquid. Asset-backed securities including mortgage-backed securities are valued using broker/dealer quotes when available. When quotes are not available, fair value is determined by utilizing a discounted cash flow approach, which incorporates other observable inputs such as cash flows, underlying security structure and market information including interest rates and bid evaluations of comparable securities. These values are based on the fair value of the underlying net assets owned by the fund. As of September 30, 2024 and September 30, 2023, the Company did not have any Level 3 pension assets

Cash and cash equivalents consist primarily of short-term commercial paper, and other cash or cash-like instruments including settlement proceeds due from brokers, stated at cost, which approximates fair value.

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance giving rise to the transfer, which generally coincides with the Company’s valuation process.

Contribution amounts are determined and funded based on laws and regulations and with the assistance of professionally qualified actuaries. The Company contributed $276 and $220 to its pension plans for the fiscal years ended September 30, 2024 and September 30, 2023. The Company anticipates that it will contribute at least the minimum required contribution of $379 to its pension plans in fiscal 2025.

Benefit payments, which reflect future expected service as appropriate, are expected to be paid in each fiscal year as follows:

(in thousands)
2025	$7,134
2026	7,289
2027	7,340
2028	7,375
2029	7,418
2028 to 2032	36,931

Defined Contribution Retirement Plans — The Company also sponsors several defined contribution retirement plans - the 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $6,396, $5,483 and $4,615 for the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022, respectively.

Multi-Employer Plan — The Company has a liability of $3,974 as of September 30, 2024 and $4,336 as of September 30, 2023 representing the Company’s proportionate share of a multi-employer pension plan which was exited prior to fiscal 2017.

5. STOCK INCENTIVE PLAN

On November 21, 2019, the Company's board of directors approved the Atkore International Group Inc. 2020 Omnibus Incentive Plan (the “2020 Omnibus Incentive Plan”), which was subsequently approved by the Company’s shareholders on January 30, 2020. The 2020 Omnibus Incentive Plan provides for stock purchases and grants of other equity awards, including non-qualified stock options, stock purchase rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance stock units (“PSUs”), stock appreciation rights, dividend equivalents and other stock-based awards to directors, officers, other employees and consultants. The 2020 Omnibus Incentive Plan replaces and succeeds the Atkore International Group Inc. 2016 Omnibus Incentive Plan (the “2016 Omnibus Incentive Plan”). The Company no longer grants awards from the 2016 Omnibus Incentive Plan. Awards previously granted under the 2016 Omnibus Incentive Plan were unaffected by the termination. A maximum of 1.7 million shares of common stock is reserved for issuance under the 2020 Omnibus Incentive Plan. All stock option awards have a ten year life. All share-based awards are expected to be fulfilled with new shares of common stock. Stock compensation expense is included in selling, general and administrative in the Company's consolidated statements of operations and was $20,300, $21,101 and $17,245 for fiscal years 2024, 2023 and 2022, respectively. The total income tax benefit recognized for share-based compensation arrangements was $1,619, $2,706 and $1,634 for fiscal years 2024, 2023 and 2022, respectively.

Stock Options

In accordance with ASC 718 Compensation - Stock Compensation, stock compensation expense for stock options is recorded on a straight-line basis over the requisite service period (generally the vesting period), net of actual forfeitures based on the grant-date fair value of the option under the equity accounting method.

The assumptions used in the Black-Scholes option pricing model to value the options granted were as follows:

	Fiscal Year Ended
	September 30, 2024	September 30, 2023	September 30, 2022
Expected dividend yield (a)	n/a	—%	—%
Expected volatility	n/a	51%	49%
Range of risk-free interest rates	n/a	3.92%	1.40%
Range of expected option lives	n/a	6 years	6 years

(a) No options were issued in Fiscal 2024.

On November 17, 2023, the company announced that quarterly dividends will be paid on the Company’s common stock starting in fiscal 2024. No stock options were granted in fiscal 2024. For grants during fiscal years ended 2023 and 2022, the expected volatility is based on the Company’s stock price volatility. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. The expected life of options is estimated using the simplified method due to limited historical exercise activity. The Company does not estimate forfeitures, which are accounted for as they occur.

Stock option activity for the period September 30, 2021 to September 30, 2024 was as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of September 30, 2021	769	$19.95	$10.89	$51,441
Granted	42	$105.94	$49.39
Exercised	(98)	$12.58	$9.84	$8,703
Forfeited	—	—
Outstanding as of September 30, 2022	713	$26.00	$13.29	$38,062	5.22
Granted	51	$101.66	$54.06
Exercised	(74)	$13.26	$9.56	$9,201
Forfeited	—	—
Outstanding as of September 30, 2023	690	$32.93	$16.69	$80,152	9.75
Granted	—	$—	$—
Exercised	(253)	$18.46	$10.78	$33,270
Forfeited	(12)	$103.67
Outstanding as of September 30, 2024	425	$39.59	$19.23	$20,584	11.52
Exercisable as of September 30, 2024	383	$32.68		$20,584	6.73

As of September 30, 2024, there was $217 of total unrecognized compensation expense related to non-vested options granted expected to be recognized over a weighted-average period of approximately 11.5 years. The total fair value of shares vested during fiscal years 2024, 2023 and 2022 was $2,524, $1,924 and $1,447, respectively.

Cash received from stock option exercises for the fiscal years 2024, 2023 and 2022 was $4,670, $973 and $1,230, respectively. The actual tax benefit for the tax deductions from stock option exercises totaled $10,503, $2,300 and $2,176, respectively, for fiscal years 2024, 2023 and 2022. The Company does not settle any option exercises, under its current stock incentive plan, in cash.

Restricted Stock Units

Generally, RSUs granted under the 2020 Omnibus Incentive Plan vest ratably over three years. The fair value of RSU grants was based on the closing price of the Company's common stock on the date of grant. RSU compensation expense is recorded on a straight-line basis over the remaining vesting period.

Changes to the Company’s nonvested RSU awards for the year ended September 30, 2024 were as follows:

	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested as of September 30, 2021	384	$30.30
Granted	100	103.94
Vested	(208)	27.40
Forfeited	(14)	49.23
Nonvested as of September 30, 2022	262	58.72
Granted	138	102.71
Vested	(144)	47.43
Forfeited	(10)	84.89
Nonvested as of September 30, 2023	246	86.16
Granted	157	127.99
Vested	(134)	72.62
Forfeited	(30)	115.57
Dividends	1	$118.89
Nonvested as of September 30, 2024	240	$117.81

As of September 30, 2024, there was $13,364 of total unrecognized compensation expense related to non-vested RSUs granted, expected to be recognized over a weighted-average period of approximately 1.48 years. The total fair value of RSUs vested during fiscal years 2024, 2023 and 2022 was $18,017, $17,878 and $20,342 respectively.

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

The grant-date fair value for the performance condition based awards represents the closing stock price on the date of grant. For the grants in fiscal 2024, 2023 and 2022, the closing stock price on the date of grant was $130.56, $101.66 and $105.94 respectively. The grant-date fair value for the market condition based awards was determined using the Monte-Carlo method. The assumptions used in the Monte-Carlo method to value the performance share awards granted during the fiscal year ended September 30, 2024 were as follows:

	September 30, 2024	September 30, 2023	September 30, 2022
Expected dividend yield	—%	—%	—%
Expected volatility	47%	68%	63%
Risk free interest rates	4.77%	4.15%	0.83%
Expected life	3 years	3 years	3 years
Fair value	$162.15	$121.52	$122.25

On November 17, 2023, the company announced that quarterly dividends will be paid on the Company’s common stock starting in fiscal 2024. No dividends were paid in fiscal 2023 or 2022. For grants during fiscal year ended 2024, 2023 and 2022, the expected volatility is based on the Company’s stock price volatility. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the award. The expected life of the award represents the weighted-average period of time that awards granted are expected to be outstanding, giving consideration to vesting schedules and expected exercise patterns. The Company does not estimate forfeitures, which are accounted for as they occur.

Changes to the Company’s non-vested PSU awards for the year ended September 30, 2024 were as follows:

	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested as of September 30, 2021	453	$28.07
Granted	52	113.51
Vested	(381)	18.17
Adjustment for achieved performance upon issuance	190	18.17
Forfeited	(1)	57.61
Nonvested as of September 30, 2022	313	$48.19
Granted	69	110.71
Vested	(190)	39.94
Adjustment for achieved performance upon issuance	83	39.31
Forfeited	(1)	31.67
Nonvested as of September 30, 2023	273	$67.02
Granted	67	151.18
Vested	(269)	31.39
Added by Dividends	1	126.08
Adjustment for achieved performance upon issuance	117	31.02
Forfeited	(24)	125.08
Nonvested as of September 30, 2024	165	$126.17

As of September 30, 2024, there was $2,710 of total unrecognized compensation expense related to non-vested PSUs granted, expected to be recognized over a weighted-average period of approximately 1.21 years.

6. OTHER (INCOME) AND EXPENSE, NET

Other (income) and expense, net consisted of the following:

	Fiscal Year Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2022
Undesignated foreign currency derivative instruments	$—	$—	$(4,379)
Foreign exchange loss (gain) on intercompany loans	132	(88)	5,342
Pension-related expense (benefit)	1,098	579	(1,803)
Loss on assets held for sale	733	7,477	—
Other	—	1	350
Other (income) and expense, net	$1,963	$7,969	$(490)

In fiscal 2023, the Company initiated plans to exit operations in Russian and expects to sell the related business at a loss. The Company recognized an impairments of $733 and $7,477 on assets related to the Company’s operations in Russia for the years ended September 30, 2024 and September 30, 2023, respectively.

7. INCOME TAXES

Significant components of income before income taxes and income tax expense for the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022 consisted of the following:

(in thousands)	September 30, 2024	September 30, 2023	September 30, 2022
Components of income before income taxes:
United States	$545,826	$817,853	$1,174,109
Non-U.S	41,411	32,437	29,511
Income before income taxes	$587,237	$850,290	$1,203,620

Income tax expense:
Current:
United States:
Federal	$82,125	$110,714	$228,141
State	16,012	25,556	49,793
Non-U.S:	12,859	11,261	9,198
Current income tax expense	$110,996	$147,531	$287,132

Deferred:
United States:
Federal	$4,100	$12,670	$3,174
State	351	1,274	753
Non-U.S:	(1,082)	(1,085)	(873)
Deferred income (benefit) tax expense	3,369	12,860	3,054
Income tax expense	$114,365	$160,391	$290,186

Differences between the statutory federal income tax rate and effective income tax rate are summarized below:

(in thousands)	September 30, 2024	September 30, 2023	September 30, 2022
Statutory federal tax	21%	21%	21%
Adjustments to reconcile to the effective income tax rate:
State income taxes	2%	3%	3%
Stock-based compensation	(2)%	(1)%	(1)%
Solar tax credits	—%	(5)%	—%
Nondeductible executive compensation	1%	—%	—%
Nontaxable solar tax credits	(3)%	—%	—%
Other	—%	1%	1%
Effective income tax rate	19%	19%	24%

The Company’s effective tax rate for fiscal 2024 differs from the statutory rate primarily due to state income taxes of $12,805 offset by the tax benefit of nontaxable solar manufacturing credits of $18,972 and the excess tax benefit from share-based compensation of $13,773.
The Company’s effective tax rate for fiscal 2023 differs from the statutory rate primarily due to state income taxes of $21,630, and solar tax credits of $39,493.

The Company’s effective tax rate for fiscal 2022 differs from the statutory rate primarily due to state income taxes of $39,759, and limitations on executive compensation of $6,996 partially offset by $11,438, of excess tax benefit from share-based compensation.

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax assets are as follows:

(in thousands)	September 30, 2024	September 30, 2023
Deferred tax assets:
Accrued liabilities and reserves	$39,232	$42,824
Tax loss and credit carryforwards	20,436	20,648
Capitalized research and development	8,446	3,626
Inventory	14,274	21,256
Lease obligations	46,179	29,722
Other	1,121	1,060
	$129,688	$119,136
Deferred tax liabilities:
Property, plant and equipment	$(40,373)	$(37,814)
Intangible assets	(43,487)	(49,084)
Right-of-use assets, net	(44,722)	(29,583)
Other	(6,609)	(5,376)
	$(135,191)	$(121,857)
Net deferred tax liability before valuation allowance	(5,503)	(2,721)
Valuation allowance	(20,517)	(19,079)
Net deferred tax liability	$(26,020)	$(21,800)

As of September 30, 2024, the Company has $37,674 of state net operating loss carryforwards which expire beginning in 2025 through 2044. In certain non-U.S. jurisdictions, the Company has net operating loss carryforwards of $71,659 which have an expiration period ranging from five years to unlimited.

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

As of September 30, 2024, and September 30, 2023, the Company had unrecognized tax benefits of $3,367 and $2,581 which, if recognized, would positively benefit the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2024 and September 30, 2023, the Company had accrued interest and penalties of $516 and $236, respectively, in the consolidated balance sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefit, excluding interest and penalties, is as follows:

(in thousands)	For the period from September 30, 2021 to September 30, 2024
Balance as of September 30, 2021	$3,333
Additions based on tax positions related to prior years	322
Additions based on tax positions related to current year	342
Settlements	(3,012)
Balance as of September 30, 2022	985
Additions based on tax positions related to prior years	(75)
Additions based on tax positions related to current year	1,792
Settlements	(121)
Balance as of September 30, 2023	2,581
Additions based on tax positions related to prior years	84
Additions based on tax positions related to current year	1,287
Expiration of statute of limitations	(585)
Balance as of September 30, 2024	$3,367

During fiscal 2024, the balance of unrecognized tax benefits increased by $1,370 as a result of federal and various state jurisdictions’ uncertain positions, partially offset by a decrease of $585 as a result of completing tax audits. The related accrued penalties and interest for uncertain tax positions increased by $281.

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

Jurisdiction	Years Open to Audit
United States	2021, 2022 and 2023

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

For the fiscal year ended September 30, 2024, the Company recorded no additional liability for United States or non-U.S income taxes on the undistributed income of subsidiaries for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such income is expected to be indefinitely reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of such income.

As of September 30, 2024, certain subsidiaries had approximately $163,154 of undistributed income that the Company intends to permanently reinvest. A liability could arise if the Company's intention to permanently reinvest such income were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed of. It is not practicable to estimate the additional income taxes related to permanently reinvested income or the basis differences related to investments in subsidiaries.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
(in thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2022
Numerator:
Net income	$472,872	$689,899	$913,434
Less: Undistributed earnings allocated to participating securities	6,135	10,637	14,460
Net income available to common shareholders	$466,737	$679,262	$898,974

Denominator:
Basic weighted average common shares outstanding	36,390	38,797	43,717
Effect of dilutive securities: Non-participating employee stock options (1)	399	531	563
Diluted weighted average common shares outstanding	36,789	39,328	44,280

Basic earnings per share	$12.83	$17.51	$20.56
Diluted earnings per share	$12.69	$17.27	$20.30

(1) There were no stock options to purchase shares of common stock outstanding during the years ended September 30, 2024, September 30, 2023, and September 30, 2022, respectively, that would have been anti-dilutive. Any anti-dilutive options available would not be included in the calculation of diluted earnings per share.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component, net of tax:

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2022	$(16,795)	$(33,351)	$(50,146)
Other comprehensive (loss) income before reclassifications	5,493	10,212	15,705
Amounts reclassified from accumulated other comprehensive loss	501	—	501
Net current period other comprehensive (loss) income	5,994	10,212	16,206
Balance as of September 30, 2023	$(10,801)	$(23,139)	$(33,940)
Other comprehensive income (loss) before reclassifications	193	14,453	14,646
Amounts reclassified from accumulated other comprehensive loss	200	—	200
Net current period other comprehensive income (loss)	393	14,453	14,846
Balance as of September 30, 2024	$(10,408)	$(8,686)	$(19,094)

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

	Fiscal Year Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2022
Amortization of defined benefit pension items:
Amortization of net loss (included within other income, net)	$266	$667	$631
Tax expense	(66)	(166)	(159)
Net reclassifications for the period	$200	$501	$472

10. INVENTORIES, NET

A majority of the Company records inventory at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 81% and 82% of the Company's inventories are valued at the lower of LIFO cost or market at September 30, 2024 and September 30, 2023, respectively.

(in thousands)	September 30, 2024	September 30, 2023
Purchased materials and manufactured parts, net	$153,290	$231,518
Work in process, net	74,158	60,524
Finished goods, net	297,247	201,810
Inventories, net	$524,695	$493,852

Total inventories would be $14,425 lower and $29,826 higher than reported as of September 30, 2024 and September 30, 2023, respectively, if the first-in, first-out method was used for all inventories. During the years ended September 30, 2024 and September 30, 2023, inventory quantities in specific pools were lower at the end of the period than the quantities at the beginning of the period. This reduction resulted in a liquidation of LIFO inventory quantities carried at net lower costs prevailing in the respective prior years as compared with the cost of respective current year purchases. The effect of this inventory reduction resulted in decreased cost of goods sold and increased operating income of approximately $370 and $2,394.

As of September 30, 2024 and September 30, 2023, the excess and obsolete inventory reserve was $29,176 and $25,585, respectively.

11. PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2024 and September 30, 2023, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	September 30, 2024	September 30, 2023
Land	$29,401	$29,082
Buildings and related improvements	192,569	182,760
Machinery and equipment	596,748	513,563
Leasehold improvements	22,814	15,910
Software	57,363	47,072
Construction in progress	248,128	206,311
Property, plant and equipment, at cost	1,147,023	994,698
Accumulated depreciation	(494,930)	(435,657)
Property, plant and equipment, net	$652,093	$559,041

Depreciation expense for fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022 was $65,507, $57,720 and $48,239, respectively.

12. GOODWILL AND INTANGIBLE ASSETS

Goodwill — Changes in the carrying amount of goodwill are as follows:

	Segment
(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2022	$236,708	$52,622	$289,330
Goodwill acquired during year	18,669	14	18,683
Impairment	(1,721)	—	(1,721)
Other purchase accounting adjustments	1,989	—	1,989
Exchange rate effects	2,782	43	2,825
Balance as of September 30, 2023	$258,427	$52,679	$311,106
Exchange rate effects	2,857	37	2,894
Balance as of September 30, 2024	$261,284	$52,716	$314,000

Goodwill balances include $5,645 and $43,000 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively, as of September 30, 2024 and September 30, 2023. In fiscal 2023, the Company recognized an impairment of goodwill that was allocated from the reporting unit on a relative fair value basis of $1,721 related to its plans to exit operations in Russia. No additional goodwill impairments were recognized in fiscal 2024.

Intangible Assets — The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets:

		September 30, 2024			September 30, 2023
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Customer relationships	11	$600,317	$(371,600)	$228,717	$596,396	$(318,058)	$278,338
Other	8	43,968	(25,067)	18,901	43,633	(20,406)	23,227
Total		644,285	(396,667)	247,618	640,029	(338,464)	301,565
Indefinite-lived Intangible Assets:
Trade names		92,813	—	92,813	92,806	—	92,806
Total		$737,098	$(396,667)	$340,431	$732,835	$(338,464)	$394,372

Amortization expense for the fiscal years ended September 30, 2024, September 30, 2023 and September 30, 2022 was $55,511, $57,804 and $36,176, respectively. Expected amortization expense for intangible assets over the next five years and thereafter is as follows (in thousands):

2025	$42,908
2026	41,149
2027	39,974
2028	29,477
2029	28,325
2030 and thereafter	65,789

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in estimated useful lives, impairment of intangible assets, and other events.

13. DEBT

Debt as of September 30, 2024 and September 30, 2023 was as follows:

(in thousands)	September 30, 2024	September 30, 2023
New Senior Secured Term Loan Facility due May 26, 2028	$371,952	$371,667
Senior Notes Due June 1, 2031	400,000	400,000
ABL Credit Facility	—	—
Deferred financing costs	(7,114)	(8,980)
Long-term debt	$764,838	$762,687

No principal payments were made on existing debt in fiscal 2022, fiscal 2023 or fiscal 2024.

As of September 30, 2024, future contractual maturities of long-term debt are as follows (in thousands):

2025	$—
2026	—
2027	—
2028	373,000
2029	—
2030 and thereafter	400,000
Total	$773,000

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

On March 15, 2023, the Company entered into an amendment to the New Senior Secured Term Loan Facility to implement a forward-looking interest rate based on the Secured Overnight Financing Rate (“SOFR”) in lieu of LIBOR, consisting of an applicable margin of 2.00% and a credit spread adjustment of (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period. The New Senior Secured Term Loan Facility will mature on May 26 2028.

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
The Amended ABL Credit Facility has aggregate commitments of $325,000 and is guaranteed by AII, the United States subsidiaries owned directly or indirectly by AII and certain other restricted subsidiaries of AII that AII causes to be a subsidiary guarantor from time to time including as of the closing date for the Amended ABL Credit Facility, Columbia-MBF, Inc., a corporation formed by amalgamation under the laws of Canada (“Columbia-MBF”). AII's availability under the ABL Credit Facility was $325,000 and $322,406 as of September 30, 2024 and September 30, 2023, respectively. Availability under the ABL Credit Facility is subject to a borrowing base equal to the sum of 85% of eligible accounts receivable plus the lesser of (i) 80% of eligible inventory of each borrower and guarantor, valued at the lower of cost and fair market value and (ii) 85% of the net orderly liquidation value of eligible inventory, subject to certain limitations. There were no borrowings outstanding under the ABL Credit Facility as of September 30, 2024 and September 30, 2023, respectively.

The Company accounted for the amendment to the ABL Credit Facility as a modification of debt. The ABL Credit Facility has remained unused in both fiscal 2023 and fiscal 2024.

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

The Company had no active forward currency contracts or other derivative instruments as of September 30, 2024, or September 30, 2023, with the last such contract having expired in the third quarter of fiscal 2022.

Cash flows associated with derivative financial instruments are recognized in the operating section of the consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the recurring assets and liabilities measured at fair value as of September 30, 2024 and September 30, 2023 in accordance with the fair value hierarchy:

	September 30, 2024			September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$265,077	$—	$—	$321,282	$—	$—

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.
The estimated fair value of financial instruments not carried at fair value in the consolidated balance sheets were as follows:

	September 30, 2024		September 30, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
New Senior Secured Term Loan Facility due May 26, 2028	$373,000	$373,000	$373,000	$372,068
Senior Notes due June 2031	400,000	364,456	400,000	334,368
Total debt	$773,000	$737,456	$773,000	$706,436

In determining the approximate fair value of its long-term debt, the Company used the trading value among financial institutions, which were classified within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being market-linked variable rate debt.

15. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of September 30, 2024, such obligations were $103,168 for fiscal 2025, $2,200 for fiscal 2026 and $8,800 thereafter. These amounts represent open purchase orders for materials used in production.

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

In Q4, the Company has been named a defendant in several putative class action lawsuits, consolidated under the caption In re: PVC Pipe Antitrust Litigation (N.D. Ill. 24-cv-07639), seeking injunctive and monetary relief on behalf of both direct and indirect purchasers of PVC water pipe and PVC conduit. The suits generally allege anticompetitive conduct related the price of PVC pipes sold in the United States between approximately 2021 and the present. Specifically, the complaints allege that the defendant PVC pipe manufacturers improperly shared otherwise confidential information through their contribution of information to, and readership of, a weekly report called “PVC & Pipe Weekly” published by defendant Oil Price Information Service, LLC (“OPIS”), as well as through direct communications with each other. The complaints claim that this conspiracy violated Section 1 of the Sherman Act and certain state laws. All cases are pending in federal court for the Northern District of Illinois. The Company believes there are defenses, both factual and legal, to the allegations in these various proceedings and the Company plans to vigorously defend itself. As these proceedings are in the early stages, it is not possible for the Company to predict any outcome or estimate the amount of loss, if any, which could be associated with any adverse decision. While the Company does not believe that any of these proceedings will have a material adverse effect on its financial condition, the Company cannot give assurance that the proceedings will not have a material effect on its results of operations.

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

16. GUARANTEES

The Company has no letters of credit outstanding to support workers’ compensation and general liability insurance policies and surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $39,856 as of September 30, 2024.

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

	Fiscal year ended
	September 30, 2024			September 30, 2023			September 30, 2022
(in thousands)	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA
Electrical	$2,354,958	$20	$728,341	$2,675,050	$25	$1,004,853	$3,013,755	$—	$1,273,410
Safety & Infrastructure	847,095	1,982	$89,982	843,711	447	$103,231	900,194	394	$138,390
Eliminations	—	(2,002)		—	(471)		—	(394)
Consolidated operations	$3,202,053	$—		$3,518,761	$—		$3,913,949	$—

	Capital Expenditures			Total Assets
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2022	September 30, 2024	September 30, 2023	September 30, 2022
Electrical	$92,682	$137,485	$61,721	$1,773,937	$1,715,419	$1,524,670
Safety & Infrastructure	45,758	69,475	38,280	769,527	753,821	618,331
Unallocated	11,421	11,928	35,775	477,939	465,769	455,995
Consolidated operations	$149,861	$218,888	$135,776	$3,021,403	$2,935,009	$2,598,996

Presented below is a reconciliation of operating segment Adjusted EBITDA to Income before income taxes:

	Fiscal Year Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2022
Operating segment Adjusted EBITDA
Electrical	$728,341	$1,004,853	$1,273,410
Safety & Infrastructure	89,982	103,231	138,390
Total	$818,323	$1,108,083	$1,411,800
Unallocated expenses (a)	(46,610)	(65,956)	(70,010)
Depreciation and amortization	(121,018)	(115,524)	(84,415)
Interest expense, net	(35,584)	(35,232)	(30,676)
Stock-based compensation	(20,300)	(21,101)	(17,245)
Transaction costs	(140)	(968)	(3,424)
Loss on assets held for sale	(733)	(7,477)	—
Other (b)	(6,701)	(11,535)	(2,410)
Income before income taxes	$587,237	$850,290	$1,203,620

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.
(b) Represents other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, release of indemnified uncertain tax positions, gain on purchase of business, loss on assets held for sale (includes loss on assets held for sale in Russia. See Note 12, “Goodwill and Intangible Assets” for additional information), realized or unrealized gain (loss) on foreign currency impacts of intercompany loans, impairment charges, related forward currency derivatives, transaction and restructuring costs.

The Company’s long-lived assets and net sales by geography were as follows:

	Long-lived assets			Net sales
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2022	September 30, 2024	September 30, 2023	September 30, 2022
United States	$756,108	$612,066	$410,263	$2,817,844	$3,150,143	$3,552,893
Other Americas	9,168	8,655	7,195	92,361	94,064	102,626
Europe	55,907	52,498	38,396	245,764	228,885	213,581
Asia-Pacific	11,566	6,569	5,400	46,084	45,669	44,849
Total	$832,749	$679,788	$461,255	$3,202,053	$3,518,761	$3,913,949
The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in any of the last three fiscal years:

	Fiscal Year Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2022
Metal Electrical Conduit and Fittings	$551,753	$529,083	$635,481
Plastic Pipe Conduit and Fittings	921,587	1,252,422	1,479,331
Electrical Cable and Flexible Conduit	489,927	506,994	535,194
Other Electrical products (a)	391,691	386,551	363,749
Electrical	2,354,958	2,675,050	3,013,755

Mechanical Tube	352,707	367,730	445,453
Other Safety & Infrastructure products (b)	494,388	475,982	454,741
Safety & Infrastructure	847,095	843,711	900,194
Net sales	$3,202,053	$3,518,761	$3,913,949
(a) Other Electrical products includes International Cable Management, Fiberglass Conduit and Corrosion Resistant Conduit
(b) Other S&I products includes Metal Framing and Fittings, Construction Services, Perimeter Security and Cable Management

Risks and Concentrations

Concentration of Credit Risk — The Company extends credit to various customers in the retail and construction industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company's overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of customers and maintains reserves for potential credit losses. As of September 30, 2024, Sonepar USA represented 17% and CED National represented 11% of the Company’s accounts receivable, with no significant amounts past due. As of September 30, 2023, Sonepar USA represented 14% and CED National represented 11% of the Company’s accounts receivable, with no significant amounts past due. For fiscal 2024, one customer, Sonepar USA accounted for more than 10% of sales, for fiscal 2023, one customer, Sonepar USA accounted for more than 10% of sales, for fiscal 2022, no single customer accounted for more than 10% of sales.

Concentration of Employees — As of September 30, 2024, approximately 20% of the Company's employees were represented by a union under a collective bargaining agreement. All unions are located in either the United States or Canada, with no unions or Worker's Councils at any of the other locations abroad. As of September 30, 2024, there are approximately 1,121 employees represented by a union. On July 14, 2020, the Company and the United Steelworkers Union reached agreement on the terms of a new collective bargaining agreement for our largest facility in Harvey, Illinois, which expired in April 2024. The Company believes its relationship with its employees is good and negotiations with the union are ongoing notwithstanding the expiration of the agreement.

18. SUBSEQUENT EVENTS
On November 18, 2024, the Board of Directors declared a quarterly cash dividend of $0.32 per share of common stock payable on December 16, 2024, to stockholders of record on December 6, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and CEO, William E. Waltz, and our Vice President and CFO, John M. Deitzer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Waltz and Deitzer have concluded that both the design and operation of our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company’s management assessed, under the supervision and with the participation of our President and CEO, William E. Waltz, and our Vice President and CFO, John M. Deitzer, the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of September 30, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting for fiscal 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Atkore Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Atkore Inc. and subsidiaries (the “Company”) as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2024, of the Company and our report dated November 20, 2024, expressed an unqualified opinion on those financial statements.

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
November 20, 2024

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

During the fourth fiscal quarter, no activity occurred requiring disclosure under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 11. Executive Compensation

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a).         Financial Statements, Schedules and Exhibits.
1.           Financial Statements

Report of Independent Registered Public Accounting Firm contained in Item 8 of this Annual Report on Form 10-K.	55
Consolidated Statements of Operations for the years ended September 30, 2024, September 30, 2023, and September 30, 2022 contained in Item 8 of this Annual Report on Form 10-K.	56
Consolidated Statements of Comprehensive Income for the years ended September 30, 2024, September 30, 2023, and September 30, 2022 contained in Item 8 of this Annual Report on Form 10-K.	57
Consolidated Balance Sheets for the years ended September 30, 2024, and September 30, 2023 contained in Item 8 of this Annual Report on Form 10-K.	58
Consolidated Statements of Cash Flows for the years ended September 30, 2024, September 30, 2023, and September 30, 2022 contained in Item 8 of this Annual Report on Form 10-K.	59
Consolidated Statements of Shareholders’ Equity for the three year period ended September 30, 2024 contained in Item 8 of this Annual Report on Form 10-K.	61
Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.	62
2.           Financial Statements Schedules
The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I-Atkore Inc. (Parent) Condensed Financial Information	107
Schedule II-Valuation and Qualifying Accounts	112

3. Exhibits	102
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

3.2	Atkore Fourth Amended and Restated Bylaws (effective November 13 2023)

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

10.22.3†	Form of Employee Stock Option Agreement under the 2016 Omnibus Incentive Plan.

19.1*	Atkore International Group Inc. Policy on Trading in Securities

19.2*	Atkore International Group Inc. Policy on Trading in Securities for Section 16 and Designated Insiders

21.1*	List of Subsidiaries of Atkore Inc. as of September 30, 2024.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer of Atkore Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Atkore Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

97*	Atkore International Group Inc. Clawback Policy

101.INS*	XBRL Instance Document (formatted as inline XBRL)

101.SCH*	XBRL Taxonomy Extension Schema (formatted as inline XBRL)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.
†† Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATKORE INC.
(Registrant)
Date:	November 20, 2024	By:	/s/ John M. Deitzer
Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 20, 2024	By:	/s/ Michael V. Schrock
			Name:	Michael V. Schrock
			Title:	Director and Chairman of the Board

Date:	November 20, 2024	By:	/s/ William E. Waltz
			Name:	William E. Waltz
			Title:	President and Chief Executive Officer, Director (Principal Executive Officer)

Date:	November 20, 2024	By:	/s/ John M. Deitzer
			Name:	John M. Deitzer
			Title:	Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 20, 2024	By:	/s/ James W. Alvey
			Name:	James W. Alvey
			Title:	Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	November 20, 2024	By:	/s/ Betty R. Wynn
			Name:	Betty R. Wynn
			Title:	Director

Date:	November 20, 2024	By:	/s/ Jeri L. Isbell
			Name:	Jeri L. Isbell
			Title:	Director

Date:	November 20, 2024	By:	/s/ Wilbert W. James Jr.
			Name:	Wilbert W. James Jr.
			Title:	Director

Date:	November 20, 2024	By:	/s/ Justin A. Kershaw
			Name:	Justin A. Kershaw
			Title:	Director

Date:	November 20, 2024	By:	/s/ Scott H. Muse
			Name:	Scott H. Muse
			Title:	Director

Date:	November 20, 2024	By:	/s/ B. Joanne Edwards
			Name:	B. Joanne Edwards
			Title:	Director

Date:	November 20, 2024	By:	/s/ A. Mark Zeffiro
			Name:	A. Mark Zeffiro
			Title:	Director

SCHEDULE I
ATKORE INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2024	September 30, 2023
Assets
Investment in subsidiary	$1,539,900	$1,468,119
Total Assets	$1,539,900	1,468,119
Liabilities and Equity
Total Liabilities	$—	$—
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 34,859,033 and 37,317,893 shares issued and outstanding, respectively	$350	$374
Additional paid-in capital	509,254	506,783
Retained earnings	1,049,390	994,902
Accumulated other comprehensive loss	(19,094)	(33,940)
Total Equity	1,539,900	1,468,119
Total Liabilities and Equity	$1,539,900	$1,468,119

See Notes to Condensed Financial Information

SCHEDULE I
ATKORE INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2022
Equity in net income of subsidiary	$472,872	$689,899	$913,434
Net income	472,872	689,899	913,434
Other comprehensive (loss) income of subsidiary, net of tax	14,846	16,206	(21,420)
Comprehensive income	$487,718	$706,105	$892,014

See Notes to Condensed Financial Information

SCHEDULE I
ATKORE INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net cash provided by operating activities	$—	$—	$—

Cash Flows from Investing Activities:
Distribution received from subsidiary	433,325	491,033	500,161
Distribution paid to subsidiary	—	14,428	24,045
Net cash provided by investing activities	433,325	505,461	524,206

Cash Flows from Financing Activities:
Issuance of common stock, net of taxes withheld	(17,824)	(14,428)	(24,045)
Dividends paid to shareholders	(34,461)	—	—
Repurchase of common shares	(381,040)	(491,033)	(500,161)
Net cash used in financing activities	(433,325)	(505,461)	(524,206)

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—

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

3. Dividends and Distributions from Subsidiaries

The Company received distributions of $433,325, $491,033, and $500,161 from its subsidiaries for the years ended September 30, 2024, September 30, 2023 and September 30, 2022, respectively. The distributions received in fiscal 2024, 2023 and 2022 were used to repurchase shares of the Company's common stock and pay dividends to stockholders. These dividends were permissible under an exception to the net asset restrictions of the agreements governing AII's borrowings, which allow for dividend payments from AII to the Parent for the purpose of repurchasing shares of Parent's common stock.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additional (Charges)/Benefit to Income	Write offs and Other	Balance at End of Year
Accounts Receivable Allowance for Current and Expected Credit Losses:
For the fiscal year ended:
2024	$(5,179)	(2,034)	891	$(6,322)
2023	$(2,544)	(770)	(1,865)	$(5,179)
2022	$(2,510)	(1,276)	1,242	$(2,544)

Deferred Tax Valuation Allowance:
For the fiscal year ended:
2024	$(19,079)	(591)	(847)	$(20,517)
2023	$(13,415)	(44)	(5,620)	$(19,079)
2022	$(11,523)	(5,265)	3,373	$(13,415)