Form 10-Q
period 2024-12-27
Atkore Inc.
filed 2025-02-04
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2024
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
As of January 29, 2025, there were 34,398,716 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended
(in thousands, except per share data)	Note	December 27, 2024	December 29, 2023
Net sales		$661,597	$798,481
Cost of sales		490,509	507,941
Gross profit		171,088	290,540
Selling, general and administrative		91,451	100,615
Intangible asset amortization	11	11,699	14,467
Operating income		67,938	175,458
Interest expense, net		8,209	7,793
Other expense, net	5	1,133	12
Income before income taxes		58,596	167,653
Income tax expense	6	12,260	29,272
Net income		$46,336	$138,381

Net income per share
Basic	7	$1.32	$3.66
Diluted	7	$1.31	$3.61

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended
(in thousands)	Note	December 27, 2024	December 29, 2023
Net income		$46,336	$138,381
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment		(17,532)	9,727
Change in unrecognized loss related to pension benefit plans	4	42	53
Total other comprehensive income	8	(17,490)	9,780
Comprehensive income		$28,846	$148,161
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	December 27, 2024	September 30, 2024
Assets
Current Assets:
Cash and cash equivalents		$310,444	$351,385
Accounts receivable, less allowance for current and expected credit losses of $5,584 and $6,322, respectively		473,096	489,926
Inventories, net	9	526,261	524,695
Prepaid expenses and other current assets		173,749	158,382
Total current assets		1,483,550	1,524,388
Property, plant and equipment, net	10	655,283	652,093
Intangible assets, net	11	326,944	340,431
Goodwill	11	310,969	314,000
Right-of-use assets, net		175,259	180,656
Deferred tax assets	6	502	554
Other long-term assets		9,238	9,281
Total Assets		$2,961,745	$3,021,403
Liabilities and Equity
Current Liabilities:
Accounts payable		241,093	262,201
Income tax payable		1,232	2,000
Accrued compensation and employee benefits		30,540	44,723
Customer liabilities		133,265	108,782
Lease obligations		23,342	22,038
Other current liabilities		59,848	71,122
Total current liabilities		489,320	510,866
Long-term debt	12	765,375	764,838
Long-term lease obligations		158,474	164,328
Deferred tax liabilities	6	25,600	26,574
Other long-term liabilities		15,628	14,897
Total Liabilities		1,454,397	1,481,503
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 34,398,716 and 34,859,033 shares issued and outstanding, respectively		345	350
Additional paid-in capital		509,487	509,254
Retained earnings		1,034,100	1,049,390
Accumulated other comprehensive loss	8	(36,584)	(19,094)
Total Equity		1,507,348	1,539,900
Total Liabilities and Equity		$2,961,745	$3,021,403
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three months ended
(in thousands)	Note	December 27, 2024	December 29, 2023
Operating activities:
Net income		$46,336	$138,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		29,333	29,020
Deferred income taxes	6	(73)	(1,668)
Stock-based compensation		6,097	4,757
Amortization of right-of-use assets		8,690	6,140
Other non-cash adjustments to net income		173	2,074
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		11,733	43,837
Inventories		(3,072)	2,015
Prepaid expenses and other current assets		(10,061)	(9,140)
Accounts payable		(6,963)	(42,014)
Accrued and other liabilities		(7,294)	(15,946)
Income taxes		(6,085)	(260)
Other, net		5,560	910
Net cash provided by operating activities		74,374	158,106
Investing activities:
Capital expenditures		(41,295)	(44,331)
Acquisition of businesses, net of cash acquired	3	—	(5,973)
Other, net		158	—
Net cash used in investing activities		(41,137)	(50,304)
Financing activities:
Issuance of common stock, net of shares withheld for tax		(5,864)	(21,299)
Repurchase of common stock		(50,011)	(96,428)
Finance lease payments		(672)	(427)
Dividends paid to shareholders		(11,121)	—
Net cash used for financing activities		(67,668)	(118,154)
Effects of foreign exchange rate changes on cash and cash equivalents		(6,510)	3,160
Decrease in cash and cash equivalents		(40,941)	(7,192)
Cash and cash equivalents at beginning of period		351,385	388,114
Cash and cash equivalents at end of period		$310,444	$380,922
Supplementary Cash Flow information
Capital expenditures, not yet paid		$2,191	$5,030
Operating lease right-of-use assets obtained in exchange for lease liabilities		$1,791	$24,752

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount
Balance as of September 30, 2024	34,858	$350	$509,254	$1,049,390	$(19,094)	$1,539,900
Net income	—	—	—	46,336	—	46,336
Other comprehensive Income	—	—	—	—	(17,490)	(17,490)
Stock-based compensation	—	—	6,097	—	—	6,097
Issuance of common stock, net of shares withheld for tax	99	1	(5,864)	—	—	(5,863)
Repurchase of common stock	(559)	(6)	—	(50,506)	—	(50,512)
Dividends declared	—	—	—	(11,120)	—	(11,120)
Balance as of December 27, 2024	34,398	$345	$509,487	$1,034,100	$(36,584)	$1,507,348

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount
Balance as of September 30, 2023	37,317	$375	$506,783	$994,901	$(33,940)	$1,468,119
Net income	—	—	—	138,381	—	138,381
Other comprehensive income	—	—	—	—	9,780	9,780
Stock-based compensation	—	—	4,757	—	—	4,757
Issuance of common stock, net of shares withheld for tax	309	3	(21,302)	—	—	(21,299)
Repurchase of common stock	(721)	(7)	—	(97,385)	—	(97,392)
Balance as of December 29, 2023	36,905	$370	$490,238	$1,035,897	$(24,160)	$1,502,345

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies and on the same basis as those financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 21, 2024, and should be read in conjunction with those consolidated financial statements and the notes thereto. Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

ASU	Description of ASU	Impact to Atkore	Adoption Date
2023-07 Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures	The ASU requires companies to provide additional segment disclosures including disclosing title and position of the chief operating decision maker (“CODM”), disclosure of significant segment expenses provided to and reviewed by the CODM, and that public entities provide all annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 in interim periods.	The Company will adopt the standard in fiscal 2025 and include the disclosures required by the ASU within the Segment Footnote of the annual report and quarterly reports beginning in fiscal 2026.	2025
2023-09 Income Taxes (Topic 740); Improvements to Income Tax Disclosures	The ASU requires companies to provide additional tax disclosures including specific categories in the rate reconciliations and reconciling items that meet a quantitative threshold. Additional disclosures are also required for income tax paid and the disaggregation of domestic and foreign income tax expense.	The Company will adopt the standard in fiscal 2026 and include the disclosures required by the ASU within the Income Tax Footnote of the annual report.	2026
2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	The ASU requires companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses. The amendments in this update do not change or remove current expense disclosure requirements presented on the face of the income statement. However the amendments require the disaggregation on certain expense captions into specified categories in the notes to financial statements and inclusion of certain current disclosures in the same tabular format as the other disaggregation requirements in the amendments.	The Company will adopt the standard in fiscal 2027 and include the disclosures required by the ASU within the annual report and quarterly reports beginning in fiscal 2027.	2027

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

For the three months ended December 27, 2024, the Company has recognized a reduction of revenue of $12,345 for the economic value of tax credits to be transferred and a benefit to cost of sales of $14,100. As of December 27, 2024, the Company has a liability of $13,670 for credits to be transferred or the value thereof. As of December 27, 2024, all activity related to the solar energy tax credits is within the Safety & Infrastructure segment.

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

3. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to obtain new customers. During the three months ended December 29, 2023, the Company paid out $5,973 of accrued purchase price primarily related to the fiscal 2022 acquisition of Cascade Poly Pipe & Conduit and Northwest Polymers. No acquisition activity occurred during the three months ended December 27, 2024.

4. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended
(in thousands)	Note	December 27, 2024	December 29, 2023
Interest cost		$1,139	$1,316
Expected return on plan assets		(1,081)	(841)
Amortization of actuarial loss		52	67
Net periodic benefit cost	5	$110	$542

5. OTHER EXPENSE, NET

Other expense, net consisted of the following:

	Three months ended
(in thousands)	December 27, 2024	December 29, 2023
Loss (Gain) on assets held for sale	$68	$(64)
Foreign exchange loss (gain) on intercompany loans	1,021	(198)
Pension-related benefits	44	274
Other expense, net	$1,133	$12

In fiscal 2023, the Company initiated plans to exit operations in Russia and expects to sell the related business at a loss. Accordingly, the Company recognized an impairment of the related assets in fiscal 2023 and continues to recognize any incremental losses on those assets.

6. INCOME TAXES

In December 2021, the Organization for Economic Cooperation and Development (“OECD”) published a proposal for the establishment of a global minimum tax rate of 15% (“Pillar Two”). The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. A number of countries have proposed or enacted legislation to implement core elements of the Pillar Two proposal effective for tax years beginning on or after January 1, 2024. The Company does not expect the changes to have a material impact on the income tax provision for fiscal year 2025. The Company continues to assess the potential impact of Pillar Two and monitor developments in legislation, regulation, and interpretive guidance in this area.

For the three months ended December 27, 2024 and December 29, 2023, the Company’s effective tax rate attributable to income before income taxes was 20.9% and 17.5%, respectively. For the three months ended December 27, 2024 and December 29, 2023, the Company’s income tax expense was $12,260 and $29,272 respectively. The increase in the current period effective tax rate was driven by a decrease in the excess tax benefit associated with stock compensation.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in thousands, except per share data)	December 27, 2024	December 29, 2023
Numerator:
Net income	$46,336	$138,381
Less: Undistributed earnings allocated to participating securities	557	2,072
Net income available to common shareholders	$45,779	$136,309

Denominator:
Basic weighted average common shares outstanding	34,794	37,242
Effect of dilutive securities: Non-participating employee stock options (1)	246	503
Diluted weighted average common shares outstanding	35,040	37,745
Basic earnings per share	$1.32	$3.66
Diluted earnings per share	$1.31	$3.61

(1) Stock options to purchase shares of common stock that would have been anti-dilutive are not included in the calculation. There were no anti-dilutive options outstanding during the three months ended December 27, 2024 and December 29, 2023.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended December 27, 2024 and December 29, 2023.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2024	$(10,408)	$(8,686)	$(19,094)
Other comprehensive income before reclassifications	—	(17,532)	(17,532)
Amounts reclassified from accumulated other comprehensive income, net of tax	42	—	42
Net current period other comprehensive income	42	(17,532)	(17,490)
Balance as of December 27, 2024	$(10,366)	$(26,218)	$(36,584)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2023	$(10,801)	$(23,139)	$(33,940)
Other comprehensive income before reclassifications	—	9,727	9,727
Amounts reclassified from accumulated other comprehensive income, net of tax	53	—	53
Net current period other comprehensive income	53	9,727	9,780
Balance as of December 29, 2023	$(10,748)	$(13,412)	$(24,160)

9. INVENTORIES, NET

A majority of the Company’s inventories are recorded at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 81% of the Company’s inventories were valued at the lower of LIFO cost or market at each of December 27, 2024 and September 30, 2024. Interim LIFO determinations, including those at December 27, 2024, are based on management’s estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	December 27, 2024	September 30, 2024
Purchased materials and manufactured parts, net	$151,438	$153,290
Work in process, net	64,810	74,158
Finished goods, net	310,013	297,247
Inventories, net	$526,261	$524,695

Total inventories would be $21,017 lower and $14,425 lower than reported as of December 27, 2024 and September 30, 2024, respectively, if the first-in, first-out method was used for all inventories. As of December 27, 2024, and September 30, 2024, the excess and obsolete inventory reserve was $26,773 and $29,176, respectively.

10. PROPERTY, PLANT AND EQUIPMENT

As of December 27, 2024, and September 30, 2024, property, plant and equipment and accumulated depreciation were as follows:

(in thousands)	December 27, 2024	September 30, 2024
Land	$28,990	$29,401
Buildings and related improvements	192,044	192,569
Machinery and equipment	604,032	596,748
Leasehold improvements	22,683	22,814
Software	60,383	57,363
Construction in progress	254,821	248,128
Property, plant and equipment, at cost	1,162,953	1,147,023
Accumulated depreciation	(507,670)	(494,930)
Property, plant and equipment, net	$655,283	$652,093

Depreciation expense for the three months ended December 27, 2024 and December 29, 2023 totaled $17,634 and $14,553 respectively.

11. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2024	$261,284	$52,716	$314,000
Exchange rate effects	(2,625)	(406)	(3,031)
Balance as of December 27, 2024	$258,659	$52,310	$310,969

Goodwill balances as of December 27, 2024 included $5,645 and $43,000 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively.

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

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible asset:

		December 27, 2024			September 30, 2024
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$596,405	$(379,831)	$216,574	$600,317	$(371,600)	$228,717
Other	8	43,479	(25,851)	17,628	43,968	(25,067)	18,901
Total		639,884	(405,682)	234,202	644,285	(396,667)	247,618
Indefinite-lived intangible assets:
Trade names		92,742	—	92,742	92,813	—	92,813
Total		$732,626	$(405,682)	$326,944	$737,098	$(396,667)	$340,431

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Included in the table above are the effects of changes in exchange rates which were not material for the three months ended December 27, 2024. Amortization expense for the three months ended December 27, 2024 and December 29, 2023 was $11,699 and $14,467, respectively. Expected amortization expense for intangible assets for the remainder of fiscal 2025 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2025	$30,849
2026	40,743
2027	39,613
2028	29,336
2029	28,183
2030	24,683
Thereafter	40,795
Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

12. DEBT

Debt as of December 27, 2024 and September 30, 2024 was as follows:

(in thousands)	December 27, 2024	September 30, 2024
ABL Credit Facility	$—	$—
Senior Secured Term Loan Facility due May 26, 2028	372,023	371,952
Senior Notes due June 2031	400,000	400,000
Deferred financing costs	(6,648)	(7,114)
Long-term debt	$765,375	$764,838

The asset-based credit facility (the “ABL Credit Facility”) has aggregate commitments of $325,000. AII is the borrower under the ABL Credit Facility which is guaranteed by the Company and all other subsidiaries of the Company (other than AII) that are guarantors of the Senior Notes (as defined below). AII’s availability under the ABL Credit Facility was $325,000 as of each of December 27, 2024 and September 30, 2024.

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

The Company had no active forward currency contracts or other derivative instruments as of December 27, 2024 or September 30, 2024.

The following table presents the Company’s assets and liabilities measured at fair value:

	December 27, 2024		September 30, 2024
(in thousands)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$235,212	$—	$265,077	$—

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	December 27, 2024		September 30, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan Facility due May 26, 2028	$373,000	$375,798	$373,000	$373,000
Senior Notes due June 2031	400,000	352,484	400,000	364,456
Total Debt	$773,000	$728,282	$773,000	$737,456

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

14. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of December 27, 2024, such obligations were $225,099 for the rest of fiscal year 2025 and $16,000 for fiscal year 2026 and beyond. These amounts represent open purchase orders for materials used in production.

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

In the fourth quarter of fiscal 2024, the Company has been named a defendant in several putative class action lawsuits, consolidated under the caption In re: PVC Pipe Antitrust Litigation (N.D. Ill. 24-cv-07639), seeking injunctive and monetary relief on behalf of both direct and indirect purchasers of PVC water pipe and PVC conduit. The suits generally allege anticompetitive conduct related the price of PVC pipes sold in the United States between approximately 2021 and the present. Specifically, the complaints allege that the defendant PVC pipe manufacturers improperly shared otherwise confidential information through their contribution of information to, and readership of, a weekly report called “PVC & Pipe Weekly” published by defendant Oil Price Information Service, LLC (“OPIS”), as well as through direct communications with each other. The complaints claim that this conspiracy violated Section 1 of the Sherman Act and certain state laws. All cases are pending in federal court for the Northern District of Illinois. The Company believes there are defenses, both factual and legal, to the allegations in these various proceedings and the Company plans to vigorously defend itself. As these proceedings are in the early stages, it is not possible for the Company to predict any outcome or estimate the amount of loss, if any, which could be associated with any adverse decision. While the Company does not believe that any of these proceedings will have a material adverse effect on its financial condition, the Company cannot give assurance that the proceedings will not have a material effect on its results of operations.

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

15. GUARANTEES

The Company had no outstanding letters of credit as of December 27, 2024. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $43,652 as of December 27, 2024.

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

	Three months ended
	December 27, 2024			December 29, 2023
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$465,355	$—	$92,387	$593,660	$1	$204,360
Safety & Infrastructure	196,242	482	15,579	204,821	305	19,512
Eliminations	—	(482)		—	(306)
Consolidated operations	$661,597	$—		$798,481	$—

Presented below is a reconciliation of operating Segment Adjusted EBITDA to Income before income taxes:

	Three months ended
(in thousands)	December 27, 2024	December 29, 2023
Operating segment Adjusted EBITDA
Electrical	$92,387	$204,360
Safety & Infrastructure	15,579	19,512
Total	107,966	223,872
Unallocated expenses (a)	(8,816)	(10,349)
Depreciation and amortization	(29,333)	(29,020)
Interest expense, net	(8,209)	(7,793)
Stock-based compensation	(6,097)	(4,757)
Other (b)	3,085	(4,300)
Income before income taxes	$58,596	$167,653

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications.
(b) Represents other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, release of indemnified uncertain tax positions, gain on purchase of business. loss on assets held for sale (includes loss on assets held for sale in Russia. See Note 11, “Goodwill and Intangible Assets” in the form 10-Q filed November 21, 2024 for additional information), realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives, transaction and restructuring costs.

The Company’s net sales by geography were as follows for the three months ended December 27, 2024 and December 29, 2023:

	Three months ended
(in thousands)	December 27, 2024	December 29, 2023
United States	$573,360	$708,457
Other Americas	19,745	21,209
Europe	57,928	57,408
Asia-Pacific	10,564	11,407
Total	$661,597	$798,481

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in either period for the three months ended December 27, 2024 and December 29, 2023:

	Three months ended
(in thousands)	December 27, 2024	December 29, 2023
Metal Electrical Conduit and Fittings	$102,205	$139,240
Electrical Cable & Flexible Conduit	109,467	115,693
Plastic Pipe and Conduit	162,561	243,840
Other Electrical products (a)	91,122	94,887
Electrical	465,355	593,660

Mechanical Pipe	66,259	84,498
Other Safety & Infrastructure products (b)	129,983	120,323
Safety & Infrastructure	196,242	204,821
Net sales	$661,597	$798,481
(a) Other Electrical products includes International Cable Management, Fiberglass Conduit and Corrosion Resistant Conduit
(b) Other S&I products includes Metal Framing and Fittings, Construction Services, Perimeter Security and Cable Management

17. SUBSEQUENT EVENTS

On January 30, 2025, Atkore’s Board of Directors declared a quarterly cash dividend of $0.32 per share of common stock payable on February 28, 2025, to stockholders of record on February 18, 2025.

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

Our Harvey, Illinois collective bargaining agreement with the United Steelworkers Union, which represents approximately 370 employees expired in April 2024. As of February 3, 2025, the United Steelworkers Unions employees have continued to work while negotiations for a new contract are ongoing. While both sides continue to negotiate, no assurance can be given that a mutual agreement will be reached without the United Steelworks Union approving and implementing a strike.

RESULTS OF OPERATIONS

The consolidated results of operations for the three months ended December 27, 2024 and December 29, 2023 were as follows:

	Three months ended
(in thousands)	December 27, 2024	December 29, 2023	Change	% Change
Net sales	$661,597	$798,481	$(136,884)	(17.1)%
Cost of sales	490,509	507,941	(17,432)	(3.4)%
Gross profit	171,088	290,540	(119,452)	(41.1)%
Selling, general and administrative	91,451	100,615	(9,164)	(9.1)%
Intangible asset amortization	11,699	14,467	(2,768)	(19.1)%
Operating income	67,938	175,458	(107,520)	(61.3)%
Interest expense, net	8,209	7,793	416	5.3%
Other expense, net	1,133	12	1,121	9,341.7%
Income before income taxes	58,596	167,653	(109,057)	(65.0)%
Income tax expense	12,260	29,272	(17,012)	(58.1)%
Net income	$46,336	$138,381	$(92,045)	(66.5)%

Net sales

% Change
Volume	(5.5)%
Average selling prices	(12.0)%
Other	0.4%
Net sales	(17.1)%

Net sales decreased by $136.9 million or 17.1% to $661.6 million for the three months ended December 27, 2024, compared to $798.5 million for the three months ended December 29, 2023. The decrease in net sales is primarily attributed to decreased average selling prices across the Company’s products of $96.2 million and decreased sales volume of $43.8 million.

Cost of sales

% Change
Volume	(6.0)%
Average input costs	1.4%
Freight	1.0%
Other	0.2%
Cost of sales	(3.4)%

Cost of sales decreased by $17.4 million, or 3.4%, to $490.5 million for the three months ended December 27, 2024 compared to $507.9 million for the three months ended December 29, 2023. The decrease was primarily due to decreased sales volume of $30.9 million partially offset by increased input costs of $7.0 million and increased freight costs of $4.9 million.

Selling, general and administrative

Selling, general and administrative expenses decreased by $9.2 million, or 9.1%, to $91.5 million for the three months ended December 27, 2024 compared to $100.6 million for the three months ended December 29, 2023. The decrease was primarily due to lower medical and insurance expense of $6.6 million, lower commissions of $2.9 million, lower costs across other expense categories of $2.3 million and impacts of foreign exchange rates of $1.7 million, partially offset by increased investments in people and software of $3.2 million and increased stock compensation expense of $1.1 million.

Intangible asset amortization

Intangible asset amortization expense decreased to $11.7 million for the three months ended December 27, 2024 compared to $14.5 million for the three months ended December 29, 2023. The decrease in amortization expense resulted from certain intangibles becoming fully amortized.

Interest expense, net

Interest expense, net increased by $0.4 million, or 5.3% to $8.2 million for the three months ended December 27, 2024 compared to $7.8 million for the three months ended December 29, 2023. The increase is primarily due to increased interest rates on the Company’s Senior Secured Term Loan Facility.

Other expense, net

Other expense, net increased to $1.1 million for the three months ended December 27, 2024 compared to $12.2 thousand other expense for the three months ended December 29, 2023. This increase is primarily due to increased foreign exchange losses of $1.0 million on intercompany loans.

Income tax expense

The Company’s income tax rate increased to 20.9% for the three months ended December 27, 2024 compared to 17.5% for the three months ended December 29, 2023. The increase in the current period effective tax rate was driven by a decrease in the excess tax benefit associated with stock compensation.

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

Electrical

	Three months ended
(in thousands)	December 27, 2024	December 29, 2023	Change	% Change
Net sales	$465,355	$593,661	$(128,306)	(21.6)%
Adjusted EBITDA	$92,387	$204,360	$(111,973)	(54.8)%
Adjusted EBITDA margin	19.9%	34.4%

Net sales

% Change
Volume	(5.6)%
Average selling prices	(16.1)%
Other	0.1%
Net sales	(21.6)%

Net sales decreased by $128.3 million, or 21.6%, to $465.4 million for the three months ended December 27, 2024 compared to $593.7 million for the three months ended December 29, 2023. The decrease in net sales is primarily attributed to decreased average selling prices of $95.7 million and decreased sales volume of $33.3 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended December 27, 2024 decreased by $112.0 million, or 54.8%, to $92.4 million from $204.4 million for the three months ended December 29, 2023. Adjusted EBITDA margin decreased to 19.9% for the three months ended December 27, 2024 compared to 34.4% for the three months ended December 29, 2023. The decreases in Adjusted EBITDA and Adjusted EBITDA margin were largely due to the decreases in average selling prices and sales volume.

Safety & Infrastructure

	Three months ended
(in thousands)	December 27, 2024	December 29, 2023	Change	% Change
Net sales	$196,724	$205,127	$(8,403)	(4.1)%
Adjusted EBITDA	$15,579	$19,512	$(3,933)	(20.2)%
Adjusted EBITDA margin	7.9%	9.5%

Net sales

% Change
Volume	(5.1)%
Average selling prices	(0.3)%
Other	1.3%
Net sales	(4.1)%

Net sales decreased by $8.4 million, or 4.1%, for the three months ended December 27, 2024 to $196.7 million compared to $205.1 million for the three months ended December 29, 2023. The decrease is primarily attributed to lower sales volume of $10.5 million.

Adjusted EBITDA

Adjusted EBITDA decreased by $3.9 million, or 20.2%, to $15.6 million for the three months ended December 27, 2024 compared to $19.5 million for the three months ended December 29, 2023. Adjusted EBITDA margin decreased to 7.9% for the three months ended December 27, 2024 compared to 9.5% for the three months ended December 29, 2023. The decrease in Adjusted EBITDA and Adjusted EBITDA margin were largely due to lower sales volume.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $310.4 million as of December 27, 2024, of which $96.3 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company’s intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes, share repurchases and dividend payments. We have access to the ABL Credit Facility to fund operational needs. As of December 27, 2024, there were no outstanding borrowings under the ABL Credit Facility and no letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $325.0 million and approximately $325.0 million was available under the ABL Credit Facility as of December 27, 2024. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Three months ended
(in thousands)	December 27, 2024	December 29, 2023
Cash flows provided by (used in):
Operating activities	$74,374	$158,106
Investing activities	(41,137)	(50,304)
Financing activities	(67,668)	(118,154)

Operating activities

During the three months ended December 27, 2024, the Company was provided $74.4 million by operating activities compared to $158.1 million during the three months ended December 29, 2023. The $83.7 million decrease in cash provided was primarily due to decreased operating income of $109.1 million partially offset by less working capital used of $10.2 million and the impact of taxes of $12.8 million.

Investing activities

During the three months ended December 27, 2024, the Company used $41.1 million in investing activities compared to $50.3 million during the three months ended December 29, 2023. The $9.2 million decrease in cash used in investing activities was primarily due to a decrease of $3.0 million in capital expenditures and proceeds from the sale of equipment of $0.1 million. Additionally, in fiscal 2024, the Company paid $6.0 million of purchase price payable related to the fiscal 2022 acquisition of Cascade Pipe and Poly & Conduit and Northwest Polymers. No additional activity related to acquisitions occurred during the three months ended December 27, 2024.

Financing Activities

During the three months ended December 27, 2024, the Company used $67.7 million in financing activities compared to $118.2 million used during the three months ended December 29, 2023. The decrease in cash used in financing activities is primarily due to $46.4 million less cash used to repurchase common stock during the three months ended December 27, 2024 and $15.4 million less in issuance of common stock, net of shares withheld for tax partially offset by an increase in dividends paid of $11.1 million.

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
•failure to generate cash sufficient to pay dividends;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 2, 2024, the board of directors approved a new share repurchase (the “2024 Plan”). The 2024 Plan authorizes the Company to repurchase up to $500.0 million of its outstanding stock. The 2024 Plan will be funded from the Company’s available cash balances. As of December 27, 2024, there was $378.1 million of purchases remaining under the 2024 Plan. The 2024 Plan does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

The following table shows our purchases of our common stock under the 2024 Plan during the first quarter of fiscal 2025 (in thousands, except per share data):

Period (4-5-4 calendar)	Total Number Of Shares Purchased	Avg Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet Be Purchased Under the Program
October 1, 2024 to October 25, 2024	—	$—	—	$428,114
October 26, 2024 to November 29, 2024	97	$93.96	97	$419,009
November 30, 2024 to December 27, 2024	463	$88.35	463	$378,114
Total	560		560

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

During the quarter ended December 27, 2024, no activity occurred requiring disclosure under Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1#	Letter Agreement, between John Pregenzer and the Company
31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document (formatted as inline XBRL)
101.SCH#	XBRL Taxonomy Schema Linkbase Document (formatted as inline XBRL)
101.CAL#	XBRL Taxonomy Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Definition Linkbase Document
101.LAB#	XBRL Taxonomy Labels Linkbase Document
101.PRE#	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
#	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATKORE INC.
(Registrant)
Date:	February 3, 2025	By:	/s/ John M. Deitzer
Vice President and Chief Financial Officer (Principal Financial Officer)