Form 10-Q
period 2025-03-28
Atkore Inc.
filed 2025-05-06
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
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
708-339-1610
(Registrant’s telephone number, including area code)
________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ATKR	New York Stock Exchange
_____________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
_____________________
As of April 30, 2025, there were 33,651,606 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Six months ended
(in thousands, except per share data)	Note	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net sales		$701,725	$792,911	$1,363,322	$1,591,392
Cost of sales		516,608	501,336	1,007,117	1,009,277
Gross profit		185,117	291,575	356,205	582,115
Selling, general and administrative		99,040	98,544	190,492	199,160
Intangible asset amortization	12	10,166	14,221	21,864	28,688
Asset impairment charges	14	127,733	—	127,733	—
Operating (loss) income		(51,822)	178,810	16,116	354,267
Interest expense, net		8,261	8,321	16,470	16,114
Other expense, net	6	6,426	730	7,559	742
(Loss) income before income taxes		(66,509)	169,759	(7,913)	337,411
Income tax (benefit) expense	7	(16,452)	31,804	(4,193)	61,076
Net (loss) income		$(50,057)	$137,955	$(3,720)	$276,335

Net (loss) income per share
Basic	8	$(1.47)	$3.71	$(0.11)	$7.37
Diluted	8	$(1.46)	$3.67	$(0.11)	$7.28

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended		Six months ended
(in thousands)	Note	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net (loss) income		$(50,057)	$137,955	$(3,720)	$276,335
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment		6,666	(4,925)	(10,866)	4,802
Change in unrecognized loss related to pension benefit plans	5	41	53	83	106
Total other comprehensive (loss) income	9	6,707	(4,872)	(10,783)	4,908
Comprehensive (loss) income		$(43,350)	$133,083	$(14,503)	$281,243
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	March 28, 2025	September 30, 2024
Assets
Current Assets:
Cash and cash equivalents		$330,385	$351,385
Accounts receivable, less allowance for current and expected credit losses of $5,952 and $6,322, respectively		471,168	489,926
Inventories, net	10	521,173	524,695
Prepaid expenses and other current assets		192,967	158,382
Total current assets		1,515,693	1,524,388
Property, plant and equipment, net	11	622,915	652,093
Intangible assets, net	12	217,263	340,431
Goodwill	12	311,394	314,000
Right-of-use assets, net		163,492	180,656
Deferred tax assets	7	19,669	554
Other long-term assets		9,203	9,281
Total Assets		$2,859,629	$3,021,403
Liabilities and Equity
Current Liabilities:
Accounts payable		244,723	262,201
Income tax payable		3,692	2,000
Accrued compensation and employee benefits		38,526	44,723
Customer liabilities		123,017	108,782
Lease obligations		23,396	22,038
Other current liabilities		68,156	71,122
Total current liabilities		501,510	510,866
Long-term debt	13	765,913	764,838
Long-term lease obligations		151,571	164,328
Deferred tax liabilities	7	14,237	26,574
Other long-term liabilities		15,978	14,897
Total Liabilities		1,449,209	1,481,503
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 33,651,162 and 34,859,033 shares issued and outstanding as of March 28, 2025 and September 30, 2024, respectively		337	350
Additional paid-in capital		517,228	509,254
Retained earnings		922,732	1,049,390
Accumulated other comprehensive loss	9	(29,877)	(19,094)
Total Equity		1,410,420	1,539,900
Total Liabilities and Equity		$2,859,629	$3,021,403
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Six months ended
(in thousands)	Note	March 28, 2025	March 29, 2024
Operating activities:
Net (loss) income		$(3,720)	$276,335
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization		58,571	58,475
Deferred income taxes	7	(33,428)	(2,613)
Asset impairment charges	14	127,733	—
Loss on sale of business	4	6,101	—
Stock-based compensation		13,810	9,785
Amortization of right-of-use assets		16,412	13,442
(Gain) loss on disposal of property, plant and equipment		—	(471)
Other non-cash adjustments to net income		(42)	5,743
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		14,799	51,536
Inventories		(385)	(72,964)
Prepaid expenses and other current assets		(22,544)	(9,080)
Accounts payable		(4,277)	(22,708)
Accrued and other liabilities		(8,648)	(34,170)
Income taxes		(7,560)	(29,945)
Other, net		4,119	1,958
Net cash provided by operating activities		160,941	245,323
Investing activities:
Capital expenditures		(63,635)	(73,546)
Proceeds from sale of a business	4	6,711	—
Proceeds from sale of properties and equipment		7,132	548
Proceeds from insurance claims		1,770	—
Acquisition of businesses, net of cash acquired	3	—	(5,973)
Net cash used in investing activities		(48,022)	(78,971)
Financing activities:
Issuance of common stock, net of shares withheld for tax		(5,835)	(18,912)
Repurchase of common stock		(100,026)	(156,004)
Finance lease payments		(1,363)	(894)
Dividends paid to shareholders		(21,989)	(11,719)
Net cash used in financing activities		(129,213)	(187,529)
Effects of foreign exchange rate changes on cash and cash equivalents		(4,706)	1,113
Decrease in cash and cash equivalents		(21,000)	(20,064)
Cash and cash equivalents at beginning of period		351,385	388,114
Cash and cash equivalents at end of period		$330,385	$368,050

See Notes to unaudited condensed consolidated financial statements.

	Six months ended
	March 28, 2025	March 29, 2024
Supplementary Cash Flow Information
Capital expenditures, not yet paid	$2,373	$3,632
Operating lease right-of-use assets obtained in exchange for lease liabilities	$2,766	$37,039

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount
Balance as of September 30, 2024	34,858	$350	$509,254	$1,049,390	$(19,094)	$1,539,900
Net income	—	—	—	46,336	—	46,336
Other comprehensive loss	—	—	—	—	(17,490)	(17,490)
Stock-based compensation	—	—	6,097	—	—	6,097
Issuance of common stock, net of shares withheld for tax	99	1	(5,864)	—	—	(5,863)
Repurchase of common stock	(559)	(6)	—	(50,506)	—	(50,512)
Dividends declared	—	—	—	(11,120)	—	(11,120)
Balance as of December 27, 2024	34,398	$345	$509,487	$1,034,100	$(36,584)	$1,507,348
Net loss	—	—	—	(50,057)	—	(50,057)
Other comprehensive income	—	—	—	—	6,707	6,707
Stock-based compensation	—	—	7,713	—	—	7,713
Issuance of common stock, net of shares withheld for tax	15	—	28	—	—	28
Repurchase of common stock	(763)	(8)	—	(50,443)	—	(50,451)
Dividends declared	—	—	—	(10,868)	—	(10,868)
Balance as of March 28, 2025	33,650	$337	$517,228	$922,732	$(29,877)	$1,410,420

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount
Balance as of September 30, 2023	37,317	$375	$506,783	$994,901	$(33,940)	$1,468,119
Net income	—	—	—	138,381	—	138,381
Other comprehensive income	—	—	—	—	9,780	9,780
Stock-based compensation	—	—	4,757	—	—	4,757
Issuance of common stock, net of shares withheld for tax	309	3	(21,302)	—	—	(21,299)
Repurchase of common stock	(721)	(7)	—	(97,385)	—	(97,392)
Balance as of December 29, 2023	36,905	$370	$490,238	$1,035,897	$(24,160)	$1,502,345
Net income	—	—	—	137,955	—	137,955
Other comprehensive loss	—	—	—	—	(4,872)	(4,872)
Stock-based compensation	—	—	5,028	—	—	5,028
Issuance of common stock, net of shares withheld for tax	118	1	2,385	—	—	2,386
Repurchase of common stock	(389)	(4)	—	(59,223)	—	(59,227)
Dividends declared	—	—	—	(11,719)	—	(11,719)
Balance as of March 29, 2024	36,634	$367	$497,651	$1,102,910	$(29,032)	$1,571,896

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Organization and Ownership Structure — Atkore Inc. (the “Company”, “Atkore” or “AI”) is a leading manufacturer of Electrical products primarily for the non-residential construction and renovation markets and Safety & Infrastructure solutions for the construction and industrial markets. Atkore was incorporated in the State of Delaware on November 4, 2010 under the name Atkore International Group, Inc. and changed its name to Atkore Inc. on February 16, 2021. As of March 28, 2025, Atkore was the sole stockholder of Atkore International Inc. ("AII").

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies and on the same basis as those consolidated financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 21, 2024, and should be read in conjunction with those consolidated financial statements and the notes thereto. Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

ASU	Description of ASU	Impact to Atkore	Adoption Date
2023-07 Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures	The ASU requires companies to provide additional segment disclosures including disclosing title and position of the chief operating decision maker (“CODM”), disclosure of significant segment expenses provided to and reviewed by the CODM, and that public entities provide all annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 in interim periods.	The Company will adopt the standard in fiscal 2025 and include the disclosures required by the ASU within the Segment Footnote of the annual report and quarterly reports beginning in fiscal 2026.	2025
2023-09 Income Taxes (Topic 740); Improvements to Income Tax Disclosures	The ASU requires companies to provide additional tax disclosures including specific categories in the rate reconciliations and reconciling items that meet a quantitative threshold. Additional disclosures are also required for income tax paid and the disaggregation of domestic and foreign income tax expense.	The Company will adopt the standard in fiscal 2026 and include the disclosures required by the ASU within the Income Tax Footnote of the annual report.	2026
2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	The ASU requires companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses. The amendments in this update do not change or remove current expense disclosure requirements presented on the face of the income statement. However, the amendments require the disaggregation of certain expense captions into specified categories in the notes to financial statements and inclusion of certain current disclosures in the same tabular format as the other disaggregation requirements in the amendments.	The Company will adopt the standard in fiscal 2028 and include the disclosures required by the ASU within the annual report and quarterly reports beginning in fiscal 2029.	2028

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

The solar energy tax credit receivable is recorded in Prepaid Expenses and Other Current Assets and the liability to transfer the defined portion of the tax credits or the economic value thereof is recorded in Customer Liabilities.

For the six months ended March 28, 2025, the Company has recognized a reduction of revenue of $21,719 for the economic value of tax credits to be transferred and a benefit to cost of sales of $24,699. As of March 28, 2025, the Company had a liability of $10,573 for credits to be transferred or the value thereof. As of March 28, 2025, all activity related to the solar energy tax credits was within the Safety & Infrastructure segment.

The Company has certain arrangements that require it to estimate at the time of sale the amounts of variable consideration that should not be recorded as revenue as certain amounts are not expected to be collected from customers, as well as an estimate of the value of products to be returned. The Company principally relies on historical experience, specific customer agreements, and anticipated future trends to estimate these amounts at the time of sale and to reduce the transaction price. These arrangements include sales discounts and allowances, volume rebates, and returned goods. The Company records its obligations related to these items within the Customer Liabilities line on the condensed consolidated balance sheets.

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

3. ACQUISITIONS

From time to time, the Company enters into strategic acquisitions in an effort to better service existing customers and to obtain new customers. During the six months ended March 29, 2024, the Company paid out $5,973 of accrued purchase price primarily related to the fiscal 2022 acquisition of Cascade Poly Pipe & Conduit and Northwest Polymers, LLC (“Northwest Polymers”), a post-industrial and post-commercial plastic recycler based in Molalla and Aurora Oregon.

No acquisition activity occurred during the six months ended March 28, 2025.

4. DIVESTITURES

On February 10, 2025, the Company sold Northwest Polymers LLC. The transaction was structured as a stock sale.

(in thousands)	Northwest Polymers
Cash consideration	$6,711
Net assets divested	12,812
Loss on sale of business	$(6,101)

Net assets divested included intangibles, net of $7,692, fixed assets, net of $2,063, working capital of $1,900, right of use assets and liabilities of $3,521 and $3,120 respectively, and allocated goodwill of $756. As part of the sale, the Company recognized additional tax expense of $3,946, which includes disallowed loss on the transaction of $1,101 and the write off of related deferred tax assets of $2,845.

5. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended		Six months ended
(in thousands)	Note	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Interest cost		$1,139	$1,316	$2,278	$2,632
Expected return on plan assets		(1,081)	(841)	(2,161)	(1,682)
Amortization of actuarial loss		52	67	104	133
Net periodic benefit cost	6	$110	$542	$221	$1,083

6. OTHER EXPENSE, NET

Other expense, net consisted of the following:

	Three months ended		Six months ended
(in thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Loss on assets held for sale	$281	$85	$349	$21
Foreign exchange loss on intercompany loans	—	370	1,021	172
Pension-related benefits	44	275	88	549
Loss on sale of a business	6,101	—	6,101	—
Other expense, net	$6,426	$730	$7,559	$742

In fiscal 2025, the Company divested Northwest Polymers resulting in the Company recognizing a loss on sale of $6,101 as described in Note 4, “Divestitures”.

In fiscal 2023, the Company initiated plans to exit operations in Russia and expects to sell the related business at a loss. Accordingly, the Company recognized an impairment of the related assets in fiscal 2023 and continues to recognize any incremental losses on those assets.

7. INCOME TAXES

For the three months ended March 28, 2025 and March 29, 2024, the Company’s effective tax rate attributable to income before income taxes was 24.7% and 18.7%, respectively. For the three months ended March 28, 2025 and March 29, 2024, the Company’s income tax (benefit) expense was $(16,452) and $31,804 respectively. The increase in the current period effective tax rate was driven by the discrete tax impact of the deductible impairment of the HDPE long-lived assets.

For the six months ended March 28, 2025 and March 29, 2024, the Company’s effective tax rate attributable to income before income taxes was 53.0% and 18.1%, respectively. For the six months ended March 28, 2025 and March 29, 2024, the Company’s income tax (benefit) expense was $(4,193) and $61,076 respectively. The increase in the current period effective tax rate was driven by the discrete tax impact of the deductible impairment of the HDPE long-lived assets.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in thousands, except per share data)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Numerator:
Net (loss) income	$(50,057)	$137,955	$(3,720)	$276,335
Less: Undistributed earnings allocated to participating securities	—	1,721	—	3,783
Net (loss) income available to common shareholders	$(50,057)	$136,234	$(3,720)	$272,552

Denominator:
Basic weighted average common shares outstanding	34,074	36,730	34,428	36,984
Effect of dilutive securities: Non-participating employee stock options (1)	216	436	232	471
Diluted weighted average common shares outstanding	34,290	37,166	34,660	37,455
Basic earnings (loss) per share	$(1.47)	$3.71	$(0.11)	$7.37
Diluted earnings (loss) per share	$(1.46)	$3.67	$(0.11)	$7.28

(1) Stock options to purchase shares of common stock that would have been anti-dilutive are not included in the calculation. There were no anti-dilutive options outstanding during the three and six months ended March 28,2025 and March 29, 2024.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component for the three months ended March 28, 2025 and March 29, 2024.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of December 27, 2024	$(10,366)	$(26,218)	$(36,584)
Other comprehensive income before reclassifications	—	6,666	6,666
Amounts reclassified from accumulated other comprehensive income, net of tax	41	—	41
Net current period other comprehensive income	41	6,666	6,707
Balance as of March 28, 2025	$(10,325)	$(19,552)	$(29,877)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of December 29, 2023	$(10,748)	$(13,412)	$(24,160)
Other comprehensive loss before reclassifications	—	(4,925)	(4,925)
Amounts reclassified from accumulated other comprehensive loss, net of tax	53	—	53
Net current period other comprehensive income (loss)	53	(4,925)	(4,872)
Balance as of March 29, 2024	$(10,695)	$(18,337)	$(29,032)

The following tables present the changes in accumulated other comprehensive loss by component for the six months ended March 28, 2025 and March 29, 2024.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2024	$(10,408)	$(8,686)	$(19,094)
Other comprehensive loss before reclassifications	—	(10,866)	(10,866)
Amounts reclassified from accumulated other comprehensive loss, net of tax	83	—	83
Net current period other comprehensive income (loss)	83	(10,866)	(10,783)
Balance as of March 28, 2025	$(10,325)	$(19,552)	$(29,877)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2023	$(10,801)	$(23,139)	$(33,940)
Other comprehensive income before reclassifications	—	4,802	4,802
Amounts reclassified from accumulated other comprehensive income, net of tax	106	—	106
Net current period other comprehensive income	106	4,802	4,908
Balance as of March 29, 2024	$(10,695)	$(18,337)	$(29,032)

10. INVENTORIES, NET

A majority of the Company’s inventories are recorded at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 81% of the Company’s inventories were valued at the lower of LIFO cost or market at each of March 28, 2025 and September 30, 2024. Interim LIFO determinations, including those at March 28, 2025, are based on management’s estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	March 28, 2025	September 30, 2024
Purchased materials and manufactured parts, net	$157,328	$153,290
Work in process, net	63,983	74,158
Finished goods, net	299,862	297,247
Inventories, net	$521,173	$524,695

Total inventories would be $20,759 lower and $14,425 lower than reported as of March 28, 2025 and September 30, 2024, respectively, if the first-in, first-out method was used for all inventories. As of March 28, 2025, and September 30, 2024, the excess and obsolete inventory reserve was $28,798 and $29,176, respectively.

11. PROPERTY, PLANT AND EQUIPMENT

As of March 28, 2025, and September 30, 2024, property, plant and equipment and accumulated depreciation were as follows:

(in thousands)	March 28, 2025	September 30, 2024
Land	$29,268	$29,401
Buildings and related improvements	217,768	192,569
Machinery and equipment	637,200	596,748
Leasehold improvements	20,375	22,814
Software	62,235	57,363
Construction in progress	166,930	248,128
Property, plant and equipment, at cost	1,133,776	1,147,023
Accumulated depreciation	(510,861)	(494,930)
Property, plant and equipment, net	$622,915	$652,093

Depreciation expense for the three months ended March 28, 2025 and March 29, 2024 totaled $19,072 and $15,234, respectively. Depreciation expense for the six months ended March 28, 2025 and March 29, 2024 totaled $36,706 and $29,787, respectively.

During the six months ended March 28, 2025, the Company recorded non-cash impairment charges totaling $31,766 related to certain long-lived assets related to its HDPE pipe and conduit products, primarily fixed assets and definite-lived intangible assets. An impairment charge of $2,918 was recorded to buildings and related improvements, $8,662 was recorded to construction in progress, $1,548 was recorded to leasehold improvements and $18,638 was recorded to machinery and equipment. Refer to Note 14 “Fair Value Measurements” for further discussion of the Company’s impairment review. No impairment was recorded during the six months ended March 29, 2024.

As a result of the asset impairment charge, the book basis of the HDPE fixed assets was adjusted to the new fair value. This resulted in the elimination of previously accumulated depreciation of $13,257, as well as an equivalent reduction in gross fixed assets for an equal amount.

12. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2024	$261,284	$52,716	$314,000
Divestiture	(756)	—	(756)
Exchange rate effects	(1,498)	(352)	(1,850)
Balance as of March 28, 2025	$259,030	$52,364	$311,394

Goodwill balances as of March 28, 2025 included $5,645 and $43,000 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively.

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

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible asset:

		March 28, 2025			September 30, 2024
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	10	$447,027	$(329,937)	$117,090	$600,317	$(371,600)	$228,717
Other	8	27,145	(19,723)	7,422	43,968	(25,067)	18,901
Total		474,172	(349,660)	124,512	644,285	(396,667)	247,618
Indefinite-lived intangible assets:
Trade names		92,751	—	92,751	92,813	—	92,813
Total		$566,923	$(349,660)	$217,263	$737,098	$(396,667)	$340,431

During the six months ended March 28, 2025, the Company recorded non-cash impairment charges totaling $92,397 primarily related to customer relationships. Refer to Note 14 “Fair Value Measurements” for further discussion of the Company’s impairment review. As a result of the asset impairment charge, the book basis of the HDPE intangible assets was adjusted to the new fair value. This resulted in the elimination of previously accumulated amortization of $65,404, as well as an equivalent reduction in gross intangibles for an equal amount.

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Included in the table above are the effects of changes in exchange rates, which were not material for the six months ended March 28, 2025. Amortization expense for the three months ended March 28, 2025 and March 29, 2024 was $10,166 and $14,221, respectively.

Expected amortization expense for intangible assets for the remainder of fiscal 2025 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2025	$19,879
2026	39,416
2027	38,377
2028	16,309
2029	3,061
2030	3,061
Thereafter	4,409
Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

13. DEBT

Debt as of March 28, 2025 and September 30, 2024 was as follows:

(in thousands)	March 28, 2025	September 30, 2024
ABL Credit Facility	$—	$—
Senior Secured Term Loan Facility due May 26, 2028	372,095	371,952
Senior Notes due June 2031	400,000	400,000
Deferred financing costs	(6,182)	(7,114)
Long-term debt	$765,913	$764,838
The asset-based credit facility (the “ABL Credit Facility”) has aggregate commitments of $325,000. AII is the borrower under the ABL Credit Facility which is guaranteed by the Company and all other subsidiaries of the Company (other than AII) that are guarantors of the Senior Notes (as defined below). AII’s availability under the ABL Credit Facility was $325,000 as of each of March 28, 2025 and September 30, 2024.

The ABL Credit Facility uses a forward-looking interest rate based on the Secured Overnight Financing Rate (“SOFR”) consisting of an applicable margin ranging from 1.25% to 1.75% and a credit spread adjustment of 0.10%.

On April 30, 2025, Atkore International, Inc., a wholly owned subsidiary of the Company, entered into a Fourth Amendment to its existing Credit Agreement, dated as of August 28, 2020, which, among other things, (i) extended the maturity of the facility to the earlier of April 30, 2030 or 91 days prior to the maturity date of the existing senior loan facility if at least $100,000 of obligations remain outstanding under the New Senior Secured Term Loan Facility on such date and (ii) amended certain terms and thresholds with respect to the Company’s borrowing base capacity.

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

Senior Notes - On May 26, 2021, the Company completed the issuance and sale of the $400,000 aggregate principal amount of 4.25% Senior Notes due 2031 (the “Senior Notes”) in a private offering. The Senior Notes were sold only to qualified institutional buyers in compliance with Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons outside of the United States in compliance with Regulation S of the Securities Act.

14. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company periodically uses forward currency contracts to hedge the effects of foreign exchange relating to intercompany balances denominated in a foreign currency. These derivative instruments are not formally designated as a hedge by the Company. Short-term forward currency contracts are recorded in either other current assets or other current liabilities and long-term forward currency contracts are recorded in either other long-term assets or other long-term liabilities in the condensed consolidated balance sheets. The fair value gains and losses are included in other expense, net within the condensed consolidated statements of operations. See Note 6, “Other Expense, net” for further detail.

Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The Company had no active forward currency contracts or other derivative instruments as of March 28, 2025 or September 30, 2024.

The following table presents the Company’s assets and liabilities measured at fair value:

	March 28, 2025		September 30, 2024
(in thousands)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$252,097	$—	$265,077	$—

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.
The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	March 28, 2025		September 30, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan Facility due May 26, 2028	$373,000	$373,466	$373,000	$373,000
Senior Notes due June 2031	400,000	351,820	400,000	364,456
Total Debt	$773,000	$725,286	$773,000	$737,456

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

Impairment Charge related to HDPE Assets

During the three months ended March 28, 2025, the Company recorded non-cash impairment charges of $127,733, against the long-lived assets of the HDPE business, primarily the fixed assets, right-of-use assets and definite-lived intangibles. This was the result of the identification of indicators of impairment related to the Company’s HDPE business. The indicators of impairment were triggered by the emergence in the second quarter of competing technology for federal stimulus funding, an acceleration of constraints on public spending, and adverse market-related conditions during the second quarter, which include delays in the deployment of government stimulus funding for nationwide broadband infrastructure investments, in combination with the Company’s forward-looking cash flow projections.

The impairments were measured as the amount by which the carrying values of the assets, $250,966 exceeded their estimated fair value, $123,233, determined using the discounted cash flow method and industry-based data where available. This measurement resulted in the impairment value of $127,733. The assets of the HDPE business are a part of the Electrical segment.

Of the $127,733 impairment value, $92,397 was recorded in definite lived intangible assets, $31,766 was recorded in fixed assets and $3,570 was recorded in right-of-use assets on our condensed consolidated statements of operations.

15. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of March 28, 2025, such obligations were $213,442 for the rest of fiscal year 2025 and $16,000 for fiscal year 2026 and beyond. These amounts represent open purchase orders for materials used in production.

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

In the fourth quarter of fiscal 2024, the Company has been named a defendant in several putative class action lawsuits, consolidated under the caption In re: PVC Pipe Antitrust Litigation (N.D. Ill. 24-cv-07639), seeking injunctive and monetary relief on behalf of both direct and indirect purchasers of PVC water pipe and PVC conduit. The suits generally allege anticompetitive conduct related to the price of PVC pipes sold in the United States between approximately 2021 and the present. Specifically, the complaints allege that the defendant PVC pipe manufacturers improperly shared otherwise confidential information through their contribution of information to, and readership of, a weekly report called “PVC & Pipe Weekly” published by defendant Oil Price Information Service, LLC (“OPIS”), as well as through direct communications with each other. The complaints claim that this conspiracy violated Section 1 of the Sherman Act and certain state laws. All cases are pending in federal court for the Northern District of Illinois. The Company believes there are defenses, both factual and legal, to the allegations in these various proceedings and the Company plans to vigorously defend itself. As these proceedings are in the early stages, it is not possible for the Company to predict any outcome or estimate the amount of loss, if any, which could be associated with any adverse decision. While the Company does not believe that any of these proceedings will have a material adverse effect on its financial condition, the Company cannot give assurance that the proceedings will not have a material effect on its financial condition.

On February 13, 2025, the Company received from the U.S. Department of Justice (“DOJ”) Antitrust Division a grand jury subpoena issued by the U.S. District Court for the Northern District of California. The subpoena calls for production of documents relating to the pricing of the Company’s PVC pipe and conduit products. The Company intends to comply with its obligations under the subpoena.

In the second quarter of fiscal 2025, the Company and certain of its current and former officers were named as defendants in two putative securities class action lawsuits under the captions Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefits Fund v. Atkore Inc. et al (N.D. Ill 1:25-cv-01851) and Coles v. Atkore Inc. et al (N.D. Ill 1:25-cv-02686). The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10(b)(5) promulgated thereunder, based on disclosures about the Company’s business, operations, and prospects, which were allegedly false or misleading based on the allegations in the antitrust matters described above. The complaints seek damages in an unspecified amount on behalf of all shareholders who purchased shares during the class period. The Company believes there are defenses, both factual and legal, to the allegations in these proceedings, and the Company plans to vigorously defend the cases.
Also in the second quarter of fiscal 2025, a putative shareholder derivative lawsuit was filed naming the Company as the nominal defendant under the caption Blatzer v. Waltz Jr. et al (N.D. Ill 1:25-cv-02833). The Company’s directors and certain of its current and former officers are named as defendants. The complaint asserts claims for breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, waste, and violations of federal securities laws, based primarily on the same alleged conduct underlying the securities class action lawsuits described above, and seeks damages in an unspecified amount and other relief.
While the Company does not believe that any of the securities or derivative proceedings will have a material adverse effect on its financial condition, the Company cannot give assurance that the proceedings will not have a material effect on its financial condition.

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

16. GUARANTEES

The Company had no outstanding letters of credit as of March 28, 2025. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $44,913 as of March 28, 2025.

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
Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, stock-based compensation, loss on extinguishment of debt, gains and losses on the divestiture of a business, asset impairment charges, certain legal matters, and other items, such as inventory reserves and adjustments, (gain) loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives, gain on purchase of business, loss on assets held for sale, restructuring costs and transaction costs.

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

	Three months ended
	March 28, 2025			March 29, 2024
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$492,670	$7	$90,943	$590,811	$10	$195,752
Safety & Infrastructure	209,055	218	36,064	202,100	318	25,529
Eliminations	—	(225)		—	(328)
Consolidated operations	$701,725	$—		$792,911	$—

	Six months ended
	March 28, 2025			March 29, 2024
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$958,025	$7	$183,330	$1,184,471	$10	$400,112
Safety & Infrastructure	405,297	700	51,643	406,921	624	45,042
Eliminations	—	(707)		—	(634)
Consolidated operations	$1,363,322	$—		$1,591,392	$—

As described in Note 14 “Fair Value Measurements,” the Company recorded an asset impairment charge of $127,733, which was recorded against the assets of the Electrical segment.

	Total Assets
(in thousands)	March 28, 2025	September 30, 2024
Electrical	$1,595,524	$1,773,937
Safety & Infrastructure	772,735	769,527
Unallocated	491,370	477,939
Consolidated operations	$2,859,629	$3,021,403

Presented below is a reconciliation of operating Segment Adjusted EBITDA to Income before income taxes:

	Three months ended		Six months ended
(in thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Operating segment Adjusted EBITDA
Electrical	$90,943	$195,752	$183,330	$400,112
Safety & Infrastructure	36,064	25,529	51,643	45,042
Total	$127,007	$221,281	$234,973	$445,154
Unallocated expenses (a)	(10,598)	(9,367)	(19,414)	(19,717)
Depreciation and amortization	(29,238)	(29,455)	(58,571)	(58,475)
Interest expense, net	(8,261)	(8,321)	(16,470)	(16,114)
Loss on sale of business	(6,101)	—	(6,101)	—
Asset impairment charges	(127,733)	—	(127,733)	—
Stock-based compensation	(7,713)	(5,028)	(13,810)	(9,785)
Other (b)	(3,872)	649	(787)	(3,652)
Income before income taxes	$(66,509)	$169,759	$(7,913)	$337,411

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.
(b) Represents other items, such as inventory reserves and adjustments, (gain) loss on disposal of property, plant and equipment, (gain) loss on assets held for sale, realized or unrealized (gain) loss on foreign currency impacts of intercompany loans, insurance recoveries, transaction costs and restructuring costs.

The Company’s net sales by geography were as follows for the three and six months ended March 28, 2025 and March 29, 2024:

	Three months ended		Six months ended
(in thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
United States	$608,792	$700,243	$1,182,152	$1,408,701
Other Americas	23,150	23,703	42,894	44,911
Europe	57,099	58,336	115,028	115,744
Asia-Pacific	12,684	10,629	23,248	22,036
Total	$701,725	$792,911	$1,363,322	$1,591,392

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in either period for the three and six months ended March 28, 2025 and March 29, 2024:

	Three months ended		Six months ended
(in thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Metal Electrical Conduit and Fittings	$111,866	$147,697	$214,071	$286,936
Electrical Cable & Flexible Conduit	124,991	114,634	234,457	230,327
Plastic Pipe and Conduit	160,464	233,713	323,026	477,554
Other Electrical products (a)	95,349	94,767	186,471	189,654
Electrical	492,670	590,811	958,025	1,184,471

Mechanical Pipe	70,530	88,866	136,789	173,364
Other Safety & Infrastructure products (b)	138,525	113,234	268,508	233,557
Safety & Infrastructure	209,055	202,100	405,297	406,921
Net sales	$701,725	$792,911	$1,363,322	$1,591,392
(a) Other Electrical products includes International Cable Management, Fiberglass Conduit and Corrosion Resistant Conduit
(b) Other S&I products includes Metal Framing and Fittings, Construction Services, Perimeter Security and Cable Management

18. SUBSEQUENT EVENTS

On April 30, 2025, Atkore’s Board of Directors declared a quarterly cash dividend of $0.33 per share of common stock payable on May 28, 2025, to stockholders of record on May 16, 2025.

On April 30, 2025, Atkore International, Inc., a wholly owned subsidiary of the Company, entered into an amendment of its existing Credit Agreement. See Note 13, “Debt” for additional discussion.

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

Incremental Market Uncertainties

Recent events, including the imposition of tariffs and other changes in international trade policy, central bank interest rate adjustments, inflation, and conflicts in Ukraine and the Middle East are creating additional uncertainty in the global economy, generally, and in the markets we operate in. The aforementioned conflicts and other factors have had and will continue to have adverse effects on global supply chains, which may impact some aspects of our business. Furthermore, we are mindful of the effects that adverse weather can have on our domestic supply chain.

RESULTS OF OPERATIONS

The consolidated results of operations for the three months ended March 28, 2025 and March 29, 2024 were as follows:

	Three months ended
(in thousands)	March 28, 2025	March 29, 2024	Change	% Change
Net sales	$701,725	$792,911	$(91,186)	(11.5)%
Cost of sales	516,608	501,336	15,272	3.0%
Gross profit	185,117	291,575	(106,458)	(36.5)%
Selling, general and administrative	99,040	98,544	496	0.5%
Intangible asset amortization	10,166	14,221	(4,055)	(28.5)%
Asset impairment charges	127,733	—	127,733	100.0%
Operating (loss) income	(51,822)	178,810	(230,632)	(129.0)%
Interest expense, net	8,261	8,321	(60)	(0.7)%
Other expense, net	6,426	730	5,696	780.3%
(Loss) income before income taxes	(66,509)	169,759	(236,268)	(139.2)%
Income tax (benefit) expense	(16,452)	31,804	(48,256)	(151.7)%
Net (loss) income	$(50,057)	$137,955	$(188,012)	(136.3)%

Net sales

% Change
Volume	4.9%
Average selling prices	(16.6)%
Other	0.2%
Net sales	(11.5)%

Net sales decreased by $91.2 million, or 11.5%, to $701.7 million for the three months ended March 28, 2025, compared to $792.9 million for the three months ended March 29, 2024. The decrease in net sales is primarily attributed to decreased average selling prices across the Company’s products of $131.4 million and partially offset by increased sales volume of $38.9 million.

Cost of sales

% Change
Volume	4.4%
Average input costs	(5.3)%
Freight	1.7%
Other	2.2%
Cost of sales	3.0%

Cost of sales increased by $15.3 million, or 3.0%, to $516.6 million for the three months ended March 28, 2025 compared to $501.3 million for the three months ended March 29, 2024. The increase was primarily due to increased sales volume of $22.5 million, increased freight costs of $8.8 million, and a decrease in solar tax credits of $8.2 million partially offset by decreased input costs of $26.8 million.

Selling, general and administrative

Selling, general and administrative expenses increased by $0.5 million, or 0.5%, to $99.0 million for the three months ended March 28, 2025 compared to $98.5 million for the three months ended March 29, 2024. The increase was primarily due to increased investments in people and software of $4.4 million partially offset by decreases in productivity of $3.2 million and other expense categories of $0.7 million.

Intangible asset amortization

Intangible asset amortization expense decreased to $10.2 million for the three months ended March 28, 2025 compared to $14.2 million for the three months ended March 29, 2024. The decrease in amortization expense resulted from certain intangibles becoming fully amortized.

Asset impairment charges

Asset impairment charges increased to $127.7 million for the three months ended March 28, 2025 compared to no asset impairment charges for the three months ended March 29, 2024. The asset impairment charge were related to the impairment of HDPE assets as described in Note 14, “Fair Value Measurements”.

Interest expense, net

Interest expense, net decreased by $0.1 million, or 0.7% to $8.3 million for the three months ended March 28, 2025 compared to $8.3 million for the three months ended March 29, 2024. The decrease is primarily due to decreased interest rates on the Company’s Senior Secured Term Loan Facility.

Other expense, net

Other expense, net increased to $6.4 million for the three months ended March 28, 2025 compared to $0.7 million other expense for the three months ended March 29, 2024. This increase is primarily due to the loss on the sale of Northwest Polymers of $6.1 million.

Income tax (benefit) expense

The Company’s income tax rate increased to 24.7% for the three months ended March 28, 2025 compared to 18.7% for the three months ended March 29, 2024. The increase in the current period effective tax rate was driven by the discrete tax impact of the deductible impairment of the HDPE long-lived assets.

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, stock-based compensation, loss on extinguishment of debt, gains and losses on the divestiture of a business, asset impairment charges, certain legal matters, and other items, such as inventory reserves and adjustments, (gain) loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives, gain on purchase of business, loss on assets held for sale, restructuring costs and transaction costs. We define segment Adjusted EBITDA margin as segment Adjusted EBITDA as a percentage of segment Net sales.

Electrical

	Three months ended
(in thousands)	March 28, 2025	March 29, 2024	Change	% Change
Net sales	$492,677	$590,820	$(98,143)	(16.6)%
Adjusted EBITDA	$90,943	$195,752	$(104,809)	(53.5)%
Adjusted EBITDA margin	18.5%	33.1%

Net sales

% Change
Volume	3.6%
Average selling prices	(19.5)%
Other	(0.7)%
Net sales	(16.6)%

Net sales decreased by $98.1 million, or 16.6%, to $492.7 million for the three months ended March 28, 2025 compared to $590.8 million for the three months ended March 29, 2024. The decrease in net sales is primarily attributed to decreased average selling prices of $115.5 million and partially offset by increased sales volume of $21.5 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 28, 2025 decreased by $104.8 million, or 53.5%, to $90.9 million from $195.8 million for the three months ended March 29, 2024. Adjusted EBITDA margin decreased to 18.5% for the three months ended March 28, 2025 compared to 33.1% for the three months ended March 29, 2024. The decrease in Adjusted EBITDA and Adjusted EBITDA margin were largely due to lower average selling prices.

Safety & Infrastructure

	Three months ended
(in thousands)	March 28, 2025	March 29, 2024	Change	% Change
Net sales	$209,272	$202,419	$6,853	3.4%
Adjusted EBITDA	$36,064	$25,529	$10,535	41.3%
Adjusted EBITDA margin	17.2%	12.6%

Net sales

% Change
Volume	8.6%
Average selling prices	(7.9)%
Solar energy tax credits	2.9%
Other	(0.2)%
Net sales	3.4%

Net sales increased by $6.9 million, or 3.4%, for the three months ended March 28, 2025 to $209.3 million compared to $202.4 million for the three months ended March 29, 2024. The increase is primarily attributed to higher sales volume of $17.4 million and lower solar credit rebates of $5.8 million partially offset by lower selling prices of $15.9 million.

Adjusted EBITDA

Adjusted EBITDA increased by $10.5 million, or 41.3%, to $36.1 million for the three months ended March 28, 2025 compared to $25.5 million for the three months ended March 29, 2024. Adjusted EBITDA margin increased to 17.2% for the three months ended March 28, 2025 compared to 12.6% for the three months ended March 29, 2024. The increase in Adjusted EBITDA and Adjusted EBITDA margin was largely due to higher than expected margins in the construction business.

The consolidated results of operations for the six months ended March 28, 2025 and March 29, 2024 were as follows:

	Six months ended
(in thousands)	March 28, 2025	March 29, 2024	Change	% Change
Net sales	$1,363,322	$1,591,392	$(228,070)	(14.3)%
Cost of sales	1,007,117	1,009,277	(2,160)	(0.2)%
Gross profit	356,205	582,115	(225,910)	(38.8)%
Selling, general and administrative	190,492	199,160	(8,668)	(4.4)%
Intangible asset amortization	21,864	28,688	(6,824)	(23.8)%
Asset impairment charges	127,733	—	127,733	100.0%
Operating (loss) income	16,116	354,267	(338,151)	(95.5)%
Interest expense, net	16,470	16,114	356	2.2%
Other expense, net	7,559	742	6,817	918.7%
(Loss) income before income taxes	(7,913)	337,411	(345,324)	(102.3)%
Income tax (benefit) expense	(4,193)	61,076	(65,269)	(106.9)%
Net income	$(3,720)	$276,335	$(280,055)	(101.3)%

Net sales

% Change
Volume	(0.3)%
Average selling prices	(14.3)%
Solar energy tax credits to be transferred	0.5%
Other	(0.2)%
Net sales	(14.3)%

Net sales decreased by $228.1 million, or 14.3%, to $1,363.3 million for the six months ended March 28, 2025, compared to $1,591.4 million for the six months ended March 29, 2024. The decrease in net sales is primarily attributed to decreased average selling prices of $227.7 million and lower sales volume of $4.9 million, partially offset by fewer solar energy tax credits to be transferred to certain customers of $8.3 million.

Cost of sales

% Change
Volume	(0.3)%
Average input costs	(2.3)%
Solar energy tax credits generated	1.3%
Freight	1.4%
Other	(0.3)%
Cost of sales	(0.2)%

Cost of sales decreased by $2.2 million, or 0.2% to $1,007.1 million for the six months ended March 28, 2025 compared to $1,009.3 million for the six months ended March 29, 2024. The decrease in cost of sales was primarily due to lower input costs of $22.7 million and lower sales volume of $3.4 million, partially offset by decreased benefit of solar energy tax credits of $13.2 million and higher freight costs of $13.7 million.

Selling, general and administrative

Selling, general and administrative expenses decreased by $8.7 million, or 4.4%, to $190.5 million for the six months ended March 28, 2025, compared to $199.2 million for the six months ended March 29, 2024. The decrease was primarily due to increased productivity of $8.0 million, decrease in administrative costs due to a divested business of $3.1 million and decreased costs of other general and administrative expenses of $5.8 million, partially offset by increased spending on business improvement initiatives of $7.6 million, higher stock compensation of $3.9 million and higher costs of $0.6 million spread across a variety of other spend categories.

Intangible asset amortization

Intangible asset amortization expense decreased to $21.9 million for the six months ended March 28, 2025, compared to $28.7 million for the six months ended March 29, 2024. The decrease in amortization expense resulted from certain intangibles becoming fully amortized.

Asset impairment charges

Asset impairment charges increased to $127.7 million for the six months ended March 28, 2025 compared to no asset impairment charges for the six months ended March 29, 2024. The asset impairment charge were related to the impairment of HDPE assets as described in Note 14, “Fair Value Measurements”.

Interest expense, net

Interest expense, net, increased by $0.4 million, or 2.2%, to $16.5 million for the six months ended March 28, 2025, compared to $16.1 million for the six months ended March 29, 2024. The increase is primarily due to increased interest rates on the Company’s Senior Secured Term Loan Facility.

Other expense, net

Other expense, net increased to $7.6 million for the six months ended March 28, 2025, compared to $0.7 million for the six months ended March 29, 2024. This increase is primarily due to the loss on the sale of Northwest Polymers of $6.1 million.

Income tax (benefit) expense

The Company’s income tax rate increased to 53.0% for the six months ended March 28, 2025, compared to 18.1% for the six months ended March 29, 2024. The increase in the current period effective tax rate was driven by the discrete tax impact of the deductible impairment of the HDPE long-lived assets.

SEGMENT RESULTS

Electrical

	Six months ended
(in thousands)	March 28, 2025	March 29, 2024	Change	% Change
Net sales	$958,032	$1,184,481	$(226,449)	(19.1)%
Adjusted EBITDA	$183,330	$400,112	$(216,782)	(54.2)%
Adjusted EBITDA margin	19.1%	33.8%

Net sales

% Change
Volume	(1.0)%
Average selling prices	(17.8)%
Other	(0.3)%
Net sales	(19.1)%

Net sales decreased by $226.4 million, or 19.1%, to $958.0 million for the six months ended March 28, 2025, compared to $1,184.5 million for the six months ended March 29, 2024. The decrease in net sales is primarily attributed to decreased average selling prices of $211.2 million and decreased sales volume of $11.8 million.

Adjusted EBITDA

Adjusted EBITDA for the six months ended March 28, 2025 decreased by $216.8 million, or 54.2%, to $183.3 million from $400.1 million for the six months ended March 29, 2024. Adjusted EBITDA margin decreased to 19.1% for the six months ended March 28, 2025, compared to 33.8% for the six months ended March 29, 2024. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to the decrease in average selling prices.

Safety & Infrastructure

	Six months ended
(in thousands)	March 28, 2025	March 29, 2024	Change	% Change
Net sales	$405,997	$407,545	$(1,548)	(0.4)%
Adjusted EBITDA	$51,643	$45,042	$6,601	14.7%
Adjusted EBITDA margin	12.7%	11.1%

Net sales

Change (%)
Volume	1.7%
Average selling prices	(4.0)%
Solar energy tax credits to be transferred	2.0%
Other	(0.1)%
Net sales	(0.4)%

Net sales decreased by $1.5 million, or 0.4%, to $406.0 million for the six months ended March 28, 2025, compared to $407.5 million for the six months ended March 29, 2024. The decrease is primarily due to decreased average selling prices of $16.5 million, partially offset by higher volumes of $6.9 million, and decreased economic value of solar energy tax credits to be transferred to certain customers of $8.3 million.

Adjusted EBITDA

Adjusted EBITDA increased $6.6 million, or 14.7%, to $51.6 million for the six months ended March 28, 2025, compared to $45.0 million for the six months ended March 29, 2024. Adjusted EBITDA margin increased to 12.7% for the six months ended March 28, 2025, compared to 11.1% for the six months ended March 29, 2024. The increase in Adjusted EBITDA and Adjusted EBITDA margin was largely due to decreases in costs outpacing decreases in average selling price and higher volume.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $330.4 million as of March 28, 2025, of which $82.1 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company’s intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes, share repurchases and dividend payments. We have access to the ABL Credit Facility to fund operational needs. As of March 28, 2025, there were no outstanding borrowings under the ABL Credit Facility and no letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $325.0 million and approximately $325.0 million was available under the ABL Credit Facility as of March 28, 2025. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Six months ended
(in thousands)	March 28, 2025	March 29, 2024
Cash flows provided by (used in):
Operating activities	$160,941	$245,323
Investing activities	(48,022)	(78,971)
Financing activities	(129,213)	(187,529)

Operating activities

During the six months ended March 28, 2025, the Company was provided $160.9 million cash flow by operating activities compared to $245.3 million during the six months ended March 29, 2024. The $84.4 million decrease in cash provided was primarily due to decreased operating income of $345.3 million partially offset by less working capital used of $68.5 million, the non-cash asset impairment charge of $127.7 million in operating income and the impact of taxes of $56.8 million.

Investing activities

During the six months ended March 28, 2025, the Company used $48.0 million in investing activities compared to $79.0 million during the six months ended March 29, 2024. The $30.9 million decrease in cash used in investing activities was primarily due to a decrease of $9.9 million in capital expenditures, proceeds from the sale of properties and equipment of $7.1 million and proceeds from the sale of Northwest Polymers of $6.7 million. Additionally, in fiscal 2024, the Company paid $6.0 million of purchase price payable related to the fiscal 2022 acquisition of Cascade Poly Pipe & Conduit and Northwest Polymers. No additional activity related to acquisitions occurred during the six months ended March 28, 2025.

Financing Activities

During the six months ended March 28, 2025, the Company used $129.2 million in financing activities compared to $187.5 million used during the six months ended March 29, 2024. The decrease in cash used in financing activities is primarily due to $56.0 million less cash used to repurchase common stock during the six months ended March 28, 2025 and $13.1 million less in issuance of common stock, net of shares withheld for tax, partially offset by an increase in dividends paid of $10.3 million.

CHANGES IN CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As described in Note 14 “Fair Value Measurements,” the Company recorded an asset impairment charge of $127,733. Of this charge, $92,397 was recorded against intangible assets, predominantly customer relationship intangibles. As a result of the conditions related to this asset impairment charge, the estimated remaining weighted average useful life for customer relationships intangibles has been reduced from 7 years to 3 years, as of March 28, 2025. As a result of the asset impairment charge, the GAAP basis for the amortization of customer relationship intangibles has been adjusted. The Company will record amortization expense in future periods based upon the new GAAP basis and estimated useful life.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties disclosed in the Company’s filings with the SEC, including but not limited to the Company’s most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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
•changes in federal, state, local and international governmental regulations and trade policies, including application of tariffs;
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
•changes in foreign laws and legal systems;
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 15, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

As a result of current public health conditions in the region we operate, the Company has lowered the priority of the risk of “widespread outbreak of diseases” from the third highest risk as presented in the Form 10-K filed on November 21, 2024, to a risk between “work stoppage or other interruptions of production at our facilities as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress, or for other reasons” and “changes in our financial obligations relating to pension plans that we maintain in the United States.”

The Company has also restated the risk heading of “changes in federal, state, local and international government regulations and trade policies” to state “changes in federal, state, local and international government regulations and trade policies, including application of tariffs.” The content of this risk description as disclosed in the Form 10-K filed on November 21, 2024 has not changed.

The Company has also restated the risk heading of “changes in foreign laws and legal systems, including a as a result of Brexit” to state “changes in foreign laws and legal systems.” The content of this risk description as disclosed in the Form 10-K filed on November 21, 2024 has not changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 2, 2024, the board of directors approved a new share repurchase program (the “2024 Plan”). The 2024 Plan authorizes the Company to repurchase up to $500.0 million of its outstanding stock. The 2024 Plan will be funded from the Company’s available cash balances. As of March 28, 2025, there was $328.1 million of purchases remaining under the 2024 Plan. The 2024 Plan does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

The following table shows our purchases of our common stock under the 2024 Plan during the first quarter of fiscal 2025 (in thousands, except per share data):

Period (4-5-4 calendar)	Total Number Of Shares Purchased	Avg Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet Be Purchased Under the Program
December 28, 2024 to January 24, 2025	—	$—	—	$378,114
January 25, 2024 to February 28, 2025	694	$65.97	694	$332,301
March 1, 2025 to March 28, 2025	68	$61.40	68	$328,114
Total	762		762

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

During the quarter ended March 28, 2025, the following activity occurred requiring disclosure under Item 408(a) of Regulation S-K.

Mark Lamps, President, Safety & Infrastructure, initiated a new 10b5-1 trading arrangement on February 6, 2025. This trading arrangement has a start date of May 8, 2025 and a plan end date of February 27. 2026. Under the trading arrangement, 4,000 shares are available to be sold on certain specified dates.

Item 6. Exhibits

10.1#	Letter Agreement, between John Pregenzer and the Company, incorporated by reference to Exhibit 10.1 to Atkore Inc's Quarterly Report on Form 10-Q for the quarter ended December 27, 2024
10.2#
Amendment Number Four to Credit Agreement, dated as of April 30, 2025, among Atkore International Inc., the subsidiaries of Atkore International Inc., the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as swingline lender, issuing lender, administrative agent and collateral agent.

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

ATKORE INC.
(Registrant)
Date:	May 5, 2025	By:	/s/ John M. Deitzer
Vice President and Chief Financial Officer (Principal Financial Officer)