Form 10-Q
period 2025-06-27
Atkore Inc.
filed 2025-08-05
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025
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
As of July 30, 2025, there were 33,655,743 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Nine months ended
(in thousands, except per share data)	Note	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net sales		$735,045	$822,364	$2,098,367	$2,413,756
Cost of sales		562,985	542,709	1,570,102	1,551,986
Gross profit		172,060	279,655	528,265	861,770
Selling, general and administrative		98,139	97,987	288,630	297,147
Intangible asset amortization	12	10,108	13,216	31,972	41,904
Asset impairment charges	14	—	—	127,733	—
Operating income		63,813	168,452	79,930	522,719
Interest expense, net		8,873	9,944	25,343	26,058
Other (income) expense, net	6	(150)	560	7,409	1,302
Income before income taxes		55,090	157,948	47,178	495,359
Income tax expense	7	12,128	34,531	7,935	95,606
Net income		$42,962	$123,417	$39,243	$399,753

Net income per share
Basic	8	$1.26	$3.36	$1.15	$10.74
Diluted	8	$1.25	$3.33	$1.14	$10.61

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended		Nine months ended
(in thousands)	Note	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Net income		$42,962	$123,417	$39,243	$399,753
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment		16,221	(518)	5,355	4,284
Change in unrecognized loss related to pension benefit plans	5	41	52	124	158
Total other comprehensive (loss) income	9	16,262	(466)	5,479	4,442
Comprehensive income		$59,224	$122,951	$44,722	$404,195
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	June 27, 2025	September 30, 2024
Assets
Current Assets:
Cash and cash equivalents		$331,017	$351,385
Accounts receivable, less allowance for current and expected credit losses of $5,229 and $6,322, respectively		553,934	489,926
Inventories, net	10	513,753	524,695
Prepaid expenses and other current assets		174,936	158,382
Total current assets		1,573,640	1,524,388
Property, plant and equipment, net	11	627,602	652,093
Intangible assets, net	12	208,566	340,431
Goodwill	12	314,191	314,000
Right-of-use assets, net		158,990	180,656
Deferred tax assets	7	24,932	554
Other long-term assets		9,231	9,281
Total Assets		$2,917,152	$3,021,403
Liabilities and Equity
Current Liabilities:
Accounts payable		225,907	262,201
Income tax payable		2,548	2,000
Accrued compensation and employee benefits		39,457	44,723
Customer liabilities		148,498	108,782
Lease obligations		25,490	22,038
Other current liabilities		67,415	71,122
Total current liabilities		509,315	510,866
Long-term debt	13	764,387	764,838
Long-term lease obligations		146,215	164,328
Deferred tax liabilities	7	14,884	26,574
Other long-term liabilities		16,631	14,897
Total Liabilities		1,451,432	1,481,503
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 33,655,743 and 34,859,033 shares issued and outstanding as of June 27, 2025 and September 30, 2024, respectively		337	350
Additional paid-in capital		524,409	509,254
Retained earnings		954,589	1,049,390
Accumulated other comprehensive loss	9	(13,615)	(19,094)
Total Equity		1,465,720	1,539,900
Total Liabilities and Equity		$2,917,152	$3,021,403
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Nine months ended
(in thousands)	Note	June 27, 2025	June 28, 2024
Operating activities:
Net income		$39,243	$399,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		87,603	88,407
Deferred income taxes	7	(38,886)	(1,065)
Asset impairment charges	14	127,733	—
Loss on sale of business	4	6,101	—
Stock-based compensation		21,056	14,273
Amortization of right-of-use assets		23,494	21,200
(Gain) on disposal of property, plant and equipment		(5)	(621)
Other non-cash adjustments to net income		10,516	4,563
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		(64,497)	57,721
Inventories		801	(80,674)
Prepaid expenses and other current assets		1,119	(11,636)
Accounts payable		(24,080)	(52,093)
Accrued and other liabilities		9,857	(60,136)
Income taxes		(12,584)	(32,193)
Other, net		4,888	2,458
Net cash provided by operating activities		192,359	349,957
Investing activities:
Capital expenditures		(84,920)	(105,098)
Proceeds from sale of a business	4	6,711	—
Proceeds from sale of properties and equipment		7,137	457
Proceeds from insurance claims		1,770	—
Acquisition of businesses, net of cash acquired	3	—	(6,036)
Net cash used in investing activities		(69,302)	(110,677)
Financing activities:
Payment for debt financing costs and fees		(2,041)	—
Issuance of common stock, net of shares withheld for tax		(5,900)	(18,926)
Repurchase of common stock		(100,026)	(281,019)
Finance lease payments		(2,087)	(1,402)
Dividends paid to shareholders		(33,095)	(23,248)
Net cash used in financing activities		(143,149)	(324,595)
Effects of foreign exchange rate changes on cash and cash equivalents		(276)	858
Decrease in cash and cash equivalents		(20,368)	(84,457)
Cash and cash equivalents at beginning of period		351,385	388,114
Cash and cash equivalents at end of period		$331,017	$303,657

See Notes to unaudited condensed consolidated financial statements.

	Nine months ended
	June 27, 2025	June 28, 2024
Supplementary Cash Flow Information
Capital expenditures, not yet paid	$732	$4,660
Operating lease right-of-use assets obtained in exchange for lease liabilities	$4,986	$45,453

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount
Balance as of September 30, 2024	34,858	$350	$509,254	$1,049,390	$(19,094)	$1,539,900
Net income	—	—	—	46,336	—	46,336
Other comprehensive loss	—	—	—	—	(17,490)	(17,490)
Stock-based compensation	—	—	6,097	—	—	6,097
Issuance of common stock, net of shares withheld for tax	99	1	(5,864)	—	—	(5,863)
Repurchase of common stock	(559)	(6)	—	(50,506)	—	(50,512)
Dividends declared	—	—	—	(11,120)	—	(11,120)
Balance as of December 27, 2024	34,398	$345	$509,487	$1,034,100	$(36,584)	$1,507,348
Net loss	—	—	—	(50,057)	—	(50,057)
Other comprehensive income	—	—	—	—	6,707	6,707
Stock-based compensation	—	—	7,713	—	—	7,713
Issuance of common stock, net of shares withheld for tax	15	—	28	—	—	28
Repurchase of common stock	(763)	(8)	—	(50,443)	—	(50,451)
Dividends declared	—	—	—	(10,868)	—	(10,868)
Balance as of March 28, 2025	33,650	$337	$517,228	$922,732	$(29,877)	$1,410,420
Net income	—	—	—	42,962	—	42,962
Other comprehensive income	—	—	—	—	16,262	16,262
Stock-based compensation	—	—	7,246	—	—	7,246
Issuance of common stock, net of shares withheld for tax	5	—	(65)	—	—	(65)
Repurchase of common stock	—	—	—	—	—	—
Dividends declared	—	—	—	(11,105)	—	(11,105)
Balance as of June 27, 2025	33,655	$337	$524,409	$954,589	$(13,615)	$1,465,720

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount
Balance as of September 30, 2023	37,317	$375	$506,783	$994,901	$(33,940)	$1,468,119
Net income	—	—	—	138,381	—	138,381
Other comprehensive income	—	—	—	—	9,780	9,780
Stock-based compensation	—	—	4,757	—	—	4,757
Issuance of common stock, net of shares withheld for tax	309	3	(21,302)	—	—	(21,299)
Repurchase of common stock	(721)	(7)	—	(97,385)	—	(97,392)
Balance as of December 29, 2023	36,905	$370	$490,238	$1,035,897	$(24,160)	$1,502,345
Net income	—	—	—	137,955	—	137,955
Other comprehensive loss	—	—	—	—	(4,872)	(4,872)
Stock-based compensation	—	—	5,028	—	—	5,028
Issuance of common stock, net of shares withheld for tax	118	1	2,385	—	—	2,386
Repurchase of common stock	(389)	(4)	—	(59,223)	—	(59,227)
Dividends declared	—	—	—	(11,719)	—	(11,719)
Balance as of March 29, 2024	36,634	$367	$497,651	$1,102,910	$(29,032)	$1,571,896
Net income	—	—	—	123,417	—	123,417
Other comprehensive income	—	—	—	—	(466)	(466)
Stock-based compensation	—	—	4,488	—	—	4,488
Issuance of common stock, net of shares withheld for tax	18	—	(14)	—	—	(14)
Repurchase of common stock	(787)	(8)	—	(126,257)	—	(126,265)
Dividends declared	—	—	—	(11,528)	—	(11,528)
Balance as of June 28, 2024	35,865	$359	$502,125	$1,088,542	$(29,498)	$1,561,528

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Organization and Ownership Structure — Atkore Inc. (the “Company”, “Atkore” or “AI”) is a leading manufacturer of Electrical products primarily for the non-residential construction and renovation markets and Safety & Infrastructure solutions for the construction and industrial markets. Atkore was incorporated in the State of Delaware on November 4, 2010 under the name Atkore International Group, Inc. and changed its name to Atkore Inc. on February 16, 2021. As of June 27, 2025, Atkore was the sole stockholder of Atkore International Inc. ("AII").

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

For the nine months ended June 27, 2025, the Company has recognized a reduction of revenue of $40,723 for the economic value of tax credits to be transferred and a benefit to cost of sales of $44,866. As of June 27, 2025, the Company had a liability of $20,283 for credits to be transferred or the value thereof. As of June 27, 2025, all activity related to the solar energy tax credits was within the Safety & Infrastructure segment.

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

No acquisition activity occurred during the nine months ended June 27, 2025.

4. DIVESTITURES

On February 10, 2025, the Company sold Northwest Polymers. The transaction was structured as a stock sale.

(in thousands)	Northwest Polymers
Cash consideration	$6,711
Net assets divested	12,812
Loss on sale of business	$(6,101)

Net assets divested included intangibles, net of $7,692, fixed assets, net of $2,063, working capital of $1,900, right-of-use assets and liabilities of $3,521 and $3,120 respectively, and allocated goodwill of $756. As part of the sale, the Company recognized an additional tax expense of $3,996, which included disallowed loss on the transaction of $1,101 and the write-off of related deferred tax assets of $2,895.

5. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service. The net periodic benefit credit was as follows:

		Three months ended		Nine months ended
(in thousands)	Note	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Interest cost		$1,139	$1,316	$3,417	$3,948
Expected return on plan assets		(1,081)	(841)	(3,242)	(2,523)
Amortization of actuarial loss		52	67	156	200
Net periodic benefit cost	6	$110	$542	$331	$1,625

6. OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consisted of the following:

	Three months ended		Nine months ended
(in thousands)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
(Gain) Loss on assets held for sale	$(195)	$121	$154	$142
Foreign exchange loss on intercompany loans	—	165	1,021	337
Pension-related benefits	45	274	133	823
Loss on sale of business	—	—	6,101	—
Other (income) expense, net	$(150)	$560	$7,409	$1,302

In fiscal 2025, the Company divested Northwest Polymers resulting in the Company recognizing a loss on sale of $6,101 as described in Note 4, “Divestitures”.

In fiscal 2023, the Company initiated plans to exit operations in Russia and expects to sell the related business at a loss. Accordingly, the Company recognized an impairment of the related assets in fiscal 2023 and continues to recognize any incremental gains and losses on those assets.

7. INCOME TAXES

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA contains corporate tax law changes, including the restoration of 100% bonus depreciation; the creation of Section 174A, which reinstates expensing for domestic research and experimental expenditures; modifications to Section 163(j) interest limitations; updates to the rules for global intangibles low-taxed income and foreign-derived intangible income; amendments to the rules for energy credits; and the expansion of Section 162(m) aggregation requirements. The Company is currently evaluating this legislation and determining what impact it would have to the Company’s financial statements.

For the three months ended June 27, 2025 and June 28, 2024, the Company’s effective tax rate attributable to income before income taxes was 22.0% and 21.9%, respectively. For the three months ended June 27, 2025 and June 28, 2024, the Company’s income tax (benefit) expense was $12,128 and $34,531 respectively. The current period effective tax rate is consistent with the same period of the prior year.

For the nine months ended June 27, 2025 and June 28, 2024, the Company’s effective tax rate attributable to income before income taxes was 16.8% and 19.3%, respectively. For the nine months ended June 27, 2025 and June 28, 2024, the Company’s income tax (benefit) expense was $7,935 and $95,606 respectively. The decrease in the current period effective tax rate was driven by the benefit related to solar energy tax credits.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in thousands, except per share data)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Numerator:
Net income	$42,962	$123,417	$39,243	$399,753
Less: Undistributed earnings allocated to participating securities	625	1,533	100	5,308
Net income available to common shareholders	$42,337	$121,884	$39,143	$394,445

Denominator:
Basic weighted average common shares outstanding	33,653	36,252	34,167	36,739
Effect of dilutive securities: Non-participating employee stock options (1)	200	364	224	435
Diluted weighted average common shares outstanding	33,853	36,616	34,391	37,174
Basic earnings per share	$1.26	$3.36	$1.15	$10.74
Diluted earnings per share	$1.25	$3.33	$1.14	$10.61

(1) Stock options to purchase shares of common stock that would have been anti-dilutive are not included in the calculation. There were no anti-dilutive options outstanding during the three and nine months ended June 27, 2025 and June 28, 2024.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component for the three months ended June 27, 2025 and June 28, 2024.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of March 28, 2025	$(10,325)	$(19,552)	$(29,877)
Other comprehensive income before reclassifications	—	16,221	16,221
Amounts reclassified from accumulated other comprehensive income, net of tax	41	—	41
Net current period other comprehensive income	41	16,221	16,262
Balance as of June 27, 2025	$(10,284)	$(3,331)	$(13,615)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of March 29, 2024	$(10,695)	$(18,337)	$(29,032)
Other comprehensive loss before reclassifications	—	(518)	(518)
Amounts reclassified from accumulated other comprehensive loss, net of tax	52	—	52
Net current period other comprehensive income (loss)	52	(518)	(466)
Balance as of June 28, 2024	$(10,643)	$(18,855)	$(29,498)

The following tables present the changes in accumulated other comprehensive loss by component for the nine months ended June 27, 2025 and June 28, 2024.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2024	$(10,408)	$(8,686)	$(19,094)
Other comprehensive loss before reclassifications	—	5,355	5,355
Amounts reclassified from accumulated other comprehensive loss, net of tax	124	—	124
Net current period other comprehensive income	124	5,355	5,479
Balance as of June 27, 2025	$(10,284)	$(3,331)	$(13,615)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2023	$(10,801)	$(23,139)	$(33,940)
Other comprehensive income before reclassifications	—	4,284	4,284
Amounts reclassified from accumulated other comprehensive income, net of tax	158	—	158
Net current period other comprehensive income	158	4,284	4,442
Balance as of June 28, 2024	$(10,643)	$(18,855)	$(29,498)

10. INVENTORIES, NET

A majority of the Company’s inventories are recorded at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 81% of the Company’s inventories were valued at the lower of LIFO cost or market at each of June 27, 2025 and September 30, 2024. Interim LIFO determinations, including those at June 27, 2025, are based on management’s estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	June 27, 2025	September 30, 2024
Purchased materials and manufactured parts, net	$160,980	$153,290
Work in process, net	69,215	74,158
Finished goods, net	283,558	297,247
Inventories, net	$513,753	$524,695

Total inventories would be $7,272 higher and $14,425 lower than reported as of June 27, 2025 and September 30, 2024, respectively, if the first-in, first-out method was used for all inventories. As of June 27, 2025, and September 30, 2024, the excess and obsolete inventory reserve was $40,437 and $29,176, respectively.

11. PROPERTY, PLANT AND EQUIPMENT

As of June 27, 2025, and September 30, 2024, property, plant and equipment and accumulated depreciation were as follows:

(in thousands)	June 27, 2025	September 30, 2024
Land	$29,757	$29,401
Buildings and related improvements	219,685	192,569
Machinery and equipment	652,881	596,748
Leasehold improvements	21,996	22,814
Software	64,279	57,363
Construction in progress	170,045	248,128
Property, plant and equipment, at cost	1,158,643	1,147,023
Accumulated depreciation	(531,041)	(494,930)
Property, plant and equipment, net	$627,602	$652,093

Depreciation expense for the three months ended June 27, 2025 and June 28, 2024 totaled $18,925 and $16,716, respectively. Depreciation expense for the nine months ended June 27, 2025 and June 28, 2024 totaled $55,631 and $46,503, respectively.

During the second quarter of fiscal 2025, the Company recorded non-cash impairment charges totaling $31,766 related to certain long-lived assets related to its HDPE pipe and conduit products, primarily fixed assets and definite-lived intangible assets. An impairment charge of $2,918 was recorded to buildings and related improvements, $8,662 was recorded to construction in progress, $1,548 was recorded to leasehold improvements and $18,638 was recorded to machinery and equipment. Refer to Note 14 “Fair Value Measurements” for further discussion of the Company’s impairment review. No impairment was recorded during the nine months ended June 28, 2024.

As a result of the asset impairment charge, the book basis of the HDPE fixed assets was adjusted to the new fair value. This resulted in the elimination of previously accumulated depreciation of $13,257, as well as an equivalent reduction in gross fixed assets for an equal amount.

12. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2024	$261,284	$52,716	$314,000
Divestiture	(756)	—	(756)
Exchange rate effects	1,018	(71)	947
Balance as of June 27, 2025	$261,546	$52,645	$314,191

Goodwill balances as of June 27, 2025 included $5,645 and $43,000 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively.

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

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible asset:

		June 27, 2025			September 30, 2024
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	10	$450,645	$(341,688)	$108,957	$600,317	$(371,600)	$228,717
Other	8	27,575	(20,766)	6,809	43,968	(25,067)	18,901
Total		478,220	(362,454)	115,766	644,285	(396,667)	247,618
Indefinite-lived intangible assets:
Trade names		92,800	—	92,800	92,813	—	92,813
Total		$571,020	$(362,454)	$208,566	$737,098	$(396,667)	$340,431

During the second quarter of fiscal 2025, the Company recorded non-cash impairment charges totaling $92,397 primarily related to customer relationships. Refer to Note 14 “Fair Value Measurements” for further discussion of the Company’s impairment review. As a result of the asset impairment charge, the book basis of the HDPE intangible assets was adjusted to the new fair value. This resulted in the elimination of previously accumulated amortization of $65,404, as well as an equivalent reduction in gross intangibles for an equal amount.

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Included in the table above are the effects of changes in exchange rates, which were not material for the nine months ended June 27, 2025. Amortization expense for the three months ended June 27, 2025 and June 28, 2024 was $10,108 and $13,216, respectively.

Expected amortization expense for intangible assets for the remainder of fiscal 2025 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2025	$9,946
2026	39,790
2027	38,709
2028	16,430
2029	3,182
2030	3,182
Thereafter	4,527
Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

13. DEBT

Debt as of June 27, 2025 and September 30, 2024 was as follows:

(in thousands)	June 27, 2025	September 30, 2024
ABL Credit Facility	$—	$—
Senior Secured Term Loan Facility due May 26, 2028	372,167	371,952
Senior Notes due June 2031	400,000	400,000
Deferred financing costs	(7,780)	(7,114)
Long-term debt	$764,387	$764,838
The asset-based credit facility (the “ABL Credit Facility”) has aggregate commitments of $325,000. AII is the borrower under the ABL Credit Facility which is guaranteed by the Company and all other subsidiaries of the Company (other than AII) that are guarantors of the Senior Notes (as defined below). AII’s availability under the ABL Credit Facility was $325,000 as of each of June 27, 2025 and September 30, 2024.

The ABL Credit Facility uses a forward-looking interest rate based on the Secured Overnight Financing Rate (“SOFR”) consisting of an applicable margin ranging from 1.25% to 1.75% and a credit spread adjustment of 0.10%.

On April 30, 2025, AII, a wholly owned subsidiary of the Company, entered into a Fourth Amendment to its existing Credit Agreement, dated as of August 28, 2020, which, among other things, (i) extended the maturity of the facility to the earlier of April 30, 2030 or 91 days prior to the maturity date of the existing senior term loan facility if at least $100,000 of obligations remain outstanding under the existing senior secured term loan facility on such date and (ii) amended certain terms and thresholds with respect to the Company’s borrowing base capacity.

The senior secured term loan facility will mature on May 26, 2028 and borrowings thereunder bearing interest at the rate of forward-looking interest rate based on the “SOFR”, consisting of an applicable margin of 2.00% and a credit spread adjustment of (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period.

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

The Company periodically uses forward currency contracts to hedge the effects of foreign exchange relating to intercompany balances denominated in a foreign currency. These derivative instruments are not formally designated as a hedge by the Company. Short-term forward currency contracts are recorded in either other current assets or other current liabilities and long-term forward currency contracts are recorded in either other long-term assets or other long-term liabilities in the condensed consolidated balance sheets. The fair value gains and losses are included in other (income) expense, net within the condensed consolidated statements of operations. See Note 6, “Other (Income) Expense, net” for further detail.

Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The Company had no active forward currency contracts or other derivative instruments as of June 27, 2025 or September 30, 2024.

The following table presents the Company’s assets and liabilities measured at fair value:

	June 27, 2025		September 30, 2024
(in thousands)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$257,101	$—	$265,077	$—

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.
The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	June 27, 2025		September 30, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan Facility due May 26, 2028	$373,000	$371,911	$373,000	$373,000
Senior Notes due June 2031	400,000	369,336	400,000	364,456
Total Debt	$773,000	$741,247	$773,000	$737,456

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

Impairment Charge related to HDPE Assets

During the second quarter of fiscal 2025, the Company recorded non-cash impairment charges of $127,733, against the long-lived assets of the HDPE business, primarily the fixed assets, right-of-use assets and definite-lived intangibles. This was the result of the identification of indicators of impairment related to the Company’s HDPE business. The indicators of impairment were triggered by the emergence in the second quarter of competing technology for federal stimulus funding, an acceleration of constraints on public spending, and adverse market-related conditions during the second quarter, which include delays in the deployment of government stimulus funding for nationwide broadband infrastructure investments, in combination with the Company’s forward-looking cash flow projections.

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

15. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of June 27, 2025, such obligations were $334,206 for the rest of fiscal year 2025 and $16,927 for fiscal year 2026 and beyond. These amounts represent open purchase orders for materials used in production.

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

Legal Contingencies — Historically, a number of lawsuits have been filed against the Company and the Company has also received other claim demand letters alleging that the Company's anti-microbial coated steel sprinkler pipe, which the Company has not manufactured or sold for several years, is incompatible with chlorinated polyvinyl chloride and caused stress cracking in such pipe manufactured by third parties when installed together in the same sprinkler system, which the Company refers to collectively as the “Special Products Claims.” Tyco International Ltd., now Johnson Controls, Inc. (“JCI”), has a contractual obligation to indemnify the Company in respect of all remaining and future claims of incompatibility between the Company's antimicrobial coated steel sprinkler pipe and CPVC pipe used in the same sprinkler system. When Special Products Claims arise, JCI has defended and indemnified the Company as required.

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

In the fourth quarter of fiscal 2024, the Company was named a defendant in several putative class action lawsuits, consolidated under the caption In re: PVC Pipe Antitrust Litigation (N.D. Ill. 24-cv-07639), seeking injunctive and monetary relief on behalf of both direct and indirect purchasers of PVC water pipe and PVC conduit. The suits generally allege anticompetitive conduct related to the price of PVC pipes sold in the United States between approximately 2021 and the present. Specifically, the complaints allege that the defendant PVC pipe manufacturers improperly shared otherwise confidential information through their contribution of information to, and readership of, a weekly report called “PVC & Pipe Weekly” published by defendant Oil Price Information Service, LLC (“OPIS”), as well as through direct communications with each other. The complaints claim that this conspiracy violated Section 1 of the Sherman Antitrust Act of 1890, as amended, and certain state laws. All cases are pending in federal court for the Northern District of Illinois. The Company believes there are defenses, both factual and legal, to the allegations in these various proceedings and the Company plans to vigorously defend itself. During the quarter, a proposed settlement was announced between OPIS and plaintiffs obligating OPIS to pay certain monies and to cooperate with plaintiffs. The Court has preliminarily approved the settlement and set August 18, 2025 as the due date for amended complaints. As these proceedings are in the early stages, it is not possible for the Company to predict any outcome or estimate the amount of loss, if any, which could be associated with any adverse decision. While the Company does not believe that any of these proceedings will have a material adverse effect on its financial condition, the Company cannot give assurance that the proceedings will not have a material effect on its financial condition.

On February 13, 2025, the Company received from the U.S. Department of Justice Antitrust Division a grand jury subpoena issued by the U.S. District Court for the Northern District of California. The subpoena calls for production of documents relating to the pricing of the Company’s PVC pipe and conduit products. The Company is complying, and intends to continue to comply, with its obligations under the subpoena.

In the second quarter of fiscal 2025, the Company and certain of its current and former officers were named as defendants in two putative securities class action lawsuits under the captions Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefits Fund v. Atkore Inc. et al (N.D. Ill 1:25-cv-01851) and Coles v. Atkore Inc. et al (N.D. Ill 1:25-cv-02686). The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10(b)(5) promulgated thereunder, based on disclosures about the Company’s business, operations, and prospects, which were allegedly false or misleading based on the allegations in the antitrust matters described above. The complaints seek damages in an unspecified amount on behalf of all shareholders who purchased shares during the class period. The Company believes there are defenses, both factual and legal, to the allegations in these proceedings, and the Company plans to vigorously defend the cases.
Also in the second quarter of fiscal 2025, a putative shareholder derivative lawsuit was filed naming the Company as the nominal defendant under the caption Blatzer v. Waltz et al (N.D. Ill 1:25-cv-02833). The Company’s directors and certain of its current and former officers are named as defendants. A second such lawsuit was recently filed under the caption LR Trust v. Waltz et al (N.D. III 1:25-cv-08009). These complaints assert claims for breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, waste, and violations of federal securities laws, and in LR Trust, an insider trading claim, based primarily on the same alleged conduct underlying the securities class action lawsuits described above, and seeks damages in an unspecified amount and other relief.
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

16. GUARANTEES

The Company had no outstanding letters of credit as of June 27, 2025. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $44,170 as of June 27, 2025.

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

	Three months ended
	June 27, 2025			June 28, 2024
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$521,306	$2	$81,235	$605,955	$7	$182,568
Safety & Infrastructure	213,739	224	30,731	216,409	615	30,042
Eliminations	—	(226)		—	(622)
Consolidated operations	$735,045	$—		$822,364	$—

	Nine months ended
	June 27, 2025			June 28, 2024
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$1,479,331	$9	$264,564	$1,790,426	$17	$582,679
Safety & Infrastructure	619,036	924	82,374	623,330	1,239	75,084
Eliminations	—	(933)		—	(1,256)
Consolidated operations	$2,098,367	$—		$2,413,756	$—

As described in Note 14 “Fair Value Measurements,” the Company recorded an asset impairment charge of $127,733, which was recorded against the assets of the Electrical segment.

	Total Assets
(in thousands)	June 27, 2025	September 30, 2024
Electrical	$1,651,323	$1,773,937
Safety & Infrastructure	769,243	769,527
Unallocated	496,586	477,939
Consolidated operations	$2,917,152	$3,021,403

Presented below is a reconciliation of operating Segment Adjusted EBITDA to Income before income taxes:

	Three months ended		Nine months ended
(in thousands)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Operating segment Adjusted EBITDA
Electrical	$81,235	$182,568	$264,564	$582,679
Safety & Infrastructure	30,731	30,042	82,374	75,084
Total	$111,966	$212,610	$346,938	$657,763
Unallocated expenses (a)	(12,045)	(6,485)	(31,459)	(26,201)
Depreciation and amortization	(29,033)	(29,932)	(87,603)	(88,407)
Interest expense, net	(8,873)	(9,944)	(25,343)	(26,058)
Loss on sale of business	—	—	(6,101)	—
Asset impairment charges	—	—	(127,733)	—
Stock-based compensation	(7,246)	(4,488)	(21,056)	(14,273)
Other (b)	321	(3,813)	(465)	(7,465)
Income before income taxes	$55,090	$157,948	$47,178	$495,359

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

The Company’s net sales by geography were as follows for the three and nine months ended June 27, 2025 and June 28, 2024:

	Three months ended		Nine months ended
(in thousands)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
United States	$653,392	$719,573	$1,835,544	$2,128,274
Other Americas	19,859	25,036	62,753	69,947
Europe	52,212	65,632	167,240	181,376
Asia-Pacific	9,582	12,123	32,830	34,159
Total	$735,045	$822,364	$2,098,367	$2,413,756

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in either period for the three and nine months ended June 27, 2025 and June 28, 2024:

	Three months ended		Nine months ended
(in thousands)	June 27, 2025	June 28, 2024	June 27, 2025	June 28, 2024
Metal Electrical Conduit and Fittings	$121,118	$137,057	$335,189	$423,993
Electrical Cable & Flexible Conduit	132,431	128,249	366,889	358,576
Plastic Pipe and Conduit	176,098	238,800	499,123	716,354
Other Electrical products (a)	91,659	101,849	278,130	291,503
Electrical	521,306	605,955	1,479,331	1,790,426

Mechanical Pipe	82,830	92,052	219,619	265,416
Other Safety & Infrastructure products (b)	130,909	124,357	399,417	357,914
Safety & Infrastructure	213,739	216,409	619,036	623,330
Net sales	$735,045	$822,364	$2,098,367	$2,413,756
(a) Other Electrical products includes International Cable Management, Fiberglass Conduit and Corrosion Resistant Conduit
(b) Other S&I products includes Metal Framing and Fittings, Construction Services, Perimeter Security and Cable Management

18. SUBSEQUENT EVENTS

On July 30, 2025, Atkore’s Board of Directors approved a quarterly dividend payment of $0.33 per share of common stock payable on August 29, 2025 to stockholders of record on August 19, 2025.

On August 4, 2025, William E. Waltz, Jr., President and Chief Executive Officer, notified the Company’s Board of Directors of his intention to retire. Mr. Waltz intends to continue to serve as President and CEO until a successor is appointed.

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

RESULTS OF OPERATIONS

The consolidated results of operations for the three months ended June 27, 2025 and June 28, 2024 were as follows:

	Three months ended
(in thousands)	June 27, 2025	June 28, 2024	Change	% Change
Net sales	$735,045	$822,364	$(87,319)	(10.6)%
Cost of sales	562,985	542,709	20,276	3.7%
Gross profit	172,060	279,655	(107,595)	(38.5)%
Selling, general and administrative	98,139	97,987	152	0.2%
Intangible asset amortization	10,108	13,216	(3,108)	(23.5)%
Operating income	63,813	168,452	(104,639)	(62.1)%
Interest expense, net	8,873	9,944	(1,071)	(10.8)%
Other (income) expense, net	(150)	560	(710)	(126.8)%
Income before income taxes	55,090	157,948	(102,858)	(65.1)%
Income tax expense	12,128	34,531	(22,403)	(64.9)%
Net income	$42,962	$123,417	$(80,455)	(65.2)%

Net sales

% Change
Volume	1.9%
Average selling prices	(12.2)%
Other	(0.3)%
Net sales	(10.6)%

Net sales decreased by $87.3 million, or 10.6%, to $735.0 million for the three months ended June 27, 2025, compared to $822.4 million for the three months ended June 28, 2024. The decrease in net sales is primarily attributed to decreased average selling prices across the Company’s products of $100.5 million and the impact of divestitures in fiscal 2025 of $4.2 million, partially offset by increased sales volume of $15.4 million.

Cost of sales

% Change
Volume	2.8%
Average input costs	0.6%
Freight	0.8%
Other	(0.5)%
Cost of sales	3.7%

Cost of sales increased by $20.3 million, or 3.7%, to $563.0 million for the three months ended June 27, 2025 compared to $542.7 million for the three months ended June 28, 2024. The increase was primarily due to increased sales volume of $15.3 million, increased freight costs of $4.2 million, and increased inputs costs of $3.4 million partially offset by the impact of divestitures in fiscal 2025 of $4.2 million.

Selling, general and administrative

Selling, general and administrative expenses increased by $0.2 million, or 0.2%, to $98.1 million for the three months ended June 27, 2025 compared to $98.0 million for the three months ended June 28, 2024. The increase was primarily due to increased investments in people and software of $3.8 million and other expense categories of $2.0 million partially offset by increased productivity of $5.6 million.

Intangible asset amortization

Intangible asset amortization expense decreased to $10.1 million for the three months ended June 27, 2025 compared to $13.2 million for the three months ended June 28, 2024. The decrease in amortization expense resulted from certain intangibles becoming fully amortized.

Interest expense, net

Interest expense, net decreased by $1.1 million, or 10.8% to $8.9 million for the three months ended June 27, 2025 compared to $9.9 million for the three months ended June 28, 2024. The decrease is primarily due to decreased interest rates on the Company’s Senior Secured Term Loan Facility.

Other (income) expense, net

The Company recognized $0.2 million of other income for the three months ended June 27, 2025 compared to $0.6 million other expense for the three months ended June 28, 2024. This change is due to a $0.2 million gain on assets held for sale.

Income tax expense

The Company’s income tax rate increased to 22.0% for the three months ended June 27, 2025 compared to 21.9% for the three months ended June 28, 2024. The current period effective tax rate is consistent with the prior year period.

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

Electrical

	Three months ended
(in thousands)	June 27, 2025	June 28, 2024	Change	% Change
Net sales	$521,308	$605,962	$(84,654)	(14.0)%
Adjusted EBITDA	$81,235	$182,568	$(101,333)	(55.5)%
Adjusted EBITDA margin	15.6%	30.1%

Net sales

% Change
Volume	1.6%
Average selling prices	(15.2)%
Other	(0.4)%
Net sales	(14.0)%

Net sales decreased by $84.7 million, or 14.0%, to $521.3 million for the three months ended June 27, 2025 compared to $606.0 million for the three months ended June 28, 2024. The decrease in net sales is primarily attributed to decreased average selling prices of $92.2 million and the impact of divestitures in fiscal 2025 of $4.2 million, partially offset by increased sales volume of $9.5 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 27, 2025 decreased by $101.3 million, or 55.5%, to $81.2 million from $182.6 million for the three months ended June 28, 2024. Adjusted EBITDA margin decreased to 15.6% for the three months ended June 27, 2025 compared to 30.1% for the three months ended June 28, 2024. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to lower average selling prices.

Safety & Infrastructure

	Three months ended
(in thousands)	June 27, 2025	June 28, 2024	Change	% Change
Net sales	$213,963	$217,024	$(3,061)	(1.4)%
Adjusted EBITDA	$30,731	$30,042	$689	2.3%
Adjusted EBITDA margin	14.4%	13.8%

Net sales

% Change
Volume	2.7%
Average selling prices	(3.8)%
Other	(0.3)%
Net sales	(1.4)%

Net sales decreased by $3.1 million, or 1.4%, for the three months ended June 27, 2025 to $214.0 million compared to $217.0 million for the three months ended June 28, 2024. The decrease is primarily attributed to lower selling prices of $8.3 million partially offset by higher sales volume of $5.9 million.

Adjusted EBITDA

Adjusted EBITDA increased by $0.7 million, or 2.3%, to $30.7 million for the three months ended June 27, 2025 compared to $30.0 million for the three months ended June 28, 2024. Adjusted EBITDA margin increased to 14.4% for the three months ended June 27, 2025 compared to 13.8% for the three months ended June 28, 2024. The increase in Adjusted EBITDA and Adjusted EBITDA margin was largely related to increases associated with our construction business and our cable management and metal framing products in North America.

The consolidated results of operations for the nine months ended June 27, 2025 and June 28, 2024 were as follows:

	Nine months ended
(in thousands)	June 27, 2025	June 28, 2024	Change	% Change
Net sales	$2,098,367	$2,413,756	$(315,389)	(13.1)%
Cost of sales	1,570,102	1,551,986	18,116	1.2%
Gross profit	528,265	861,770	(333,505)	(38.7)%
Selling, general and administrative	288,630	297,147	(8,517)	(2.9)%
Intangible asset amortization	31,972	41,904	(9,932)	(23.7)%
Asset impairment charges	127,733	—	127,733	100.0%
Operating income	79,930	522,719	(442,789)	(84.7)%
Interest expense, net	25,343	26,058	(715)	(2.7)%
Other expense, net	7,409	1,302	6,107	469.0%
Income before income taxes	47,178	495,359	(448,181)	(90.5)%
Income tax expense	7,935	95,606	(87,671)	(91.7)%
Net income	$39,243	$399,753	$(360,510)	(90.2)%

Net sales

% Change
Volume	0.5%
Average selling prices	(13.6)%
Other	—%
Net sales	(13.1)%

Net sales decreased by $315.4 million, or 13.1%, to $2,098.4 million for the nine months ended June 27, 2025, compared to $2,413.8 million for the nine months ended June 28, 2024. The decrease in net sales is primarily attributed to decreased average selling prices of $328.1 million partially offset by higher sales volume of $10.9 million.

Cost of sales

% Change
Volume	0.6%
Average input costs	(1.1)%
Solar energy tax credits generated	1.0%
Freight	1.2%
Other	(0.5)%
Cost of sales	1.2%

Cost of sales increased by $18.1 million, or 1.2% to $1,570.1 million for the nine months ended June 27, 2025 compared to $1,552.0 million for the nine months ended June 28, 2024. The increase in cost of sales was primarily due to higher freight costs of $17.9 million, higher sales volume of $9.2 million, and decreased benefit of solar energy tax credits of $16.1 million, partially offset by lower input costs of $17.3 million and the impact of divestitures in fiscal 2025 of $6.5 million.

Selling, general and administrative

Selling, general and administrative expenses decreased by $8.5 million, or 2.9%, to $288.6 million for the nine months ended June 27, 2025, compared to $297.1 million for the nine months ended June 28, 2024. The decrease was primarily due to increased productivity of $13.6 million, decrease in administrative costs due to a divested business of $5.0 million and decreased costs of other general and administrative expenses of $10.7 million, partially offset by increased spending on business improvement initiatives of $11.5 million, higher stock compensation of $6.7 million and higher costs of $9.3 million spread across a variety of other spend categories.

Intangible asset amortization

Intangible asset amortization expense decreased to $32.0 million for the nine months ended June 27, 2025, compared to $41.9 million for the nine months ended June 28, 2024. The decrease in amortization expense resulted from certain intangibles becoming fully amortized.

Asset impairment charges

Asset impairment charges increased to $127.7 million for the nine months ended June 27, 2025 compared to no asset impairment charges for the nine months ended June 28, 2024. The asset impairment charge were related to the impairment of HDPE assets as described in Note 14, “Fair Value Measurements”.

Interest expense, net

Interest expense, net, decreased by $0.7 million, or 2.7%, to $25.3 million for the nine months ended June 27, 2025, compared to $26.1 million for the nine months ended June 28, 2024. The decrease is primarily due to decreased interest rates on the Company’s Senior Secured Term Loan Facility.

Other expense, net

Other expense, net increased to $7.4 million for the nine months ended June 27, 2025, compared to $1.3 million for the nine months ended June 28, 2024. This increase is primarily due to the loss on the sale of Northwest Polymers of $6.1 million in the second quarter of fiscal 2025.

Income tax expense

The Company’s income tax rate decreased to 16.8% for the nine months ended June 27, 2025, compared to 19.3% for the nine months ended June 28, 2024. The decrease in the current period effective tax rate was driven by the benefit related to solar energy tax credits.

SEGMENT RESULTS

Electrical

	Nine months ended
(in thousands)	June 27, 2025	June 28, 2024	Change	% Change
Net sales	$1,479,340	$1,790,443	$(311,103)	(17.4)%
Adjusted EBITDA	$264,564	$582,679	$(318,115)	(54.6)%
Adjusted EBITDA margin	17.9%	32.5%

Net sales

% Change
Volume	(0.1)%
Average selling prices	(17.0)%
Other	(0.3)%
Net sales	(17.4)%

Net sales decreased by $311.1 million, or 17.4%, to $1,479.3 million for the nine months ended June 27, 2025, compared to $1,790.4 million for the nine months ended June 28, 2024. The decrease in net sales is primarily attributed to decreased average selling prices of $303.3 million, the impact of divestitures in fiscal 2025 of $6.2 million and decreased sales volume of $2.0 million.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended June 27, 2025 decreased by $318.1 million, or 54.6%, to $264.6 million from $582.7 million for the nine months ended June 28, 2024. Adjusted EBITDA margin decreased to 17.9% for the nine months ended June 27, 2025, compared to 32.5% for the nine months ended June 28, 2024. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to the decrease in average selling prices.

Safety & Infrastructure

	Nine months ended
(in thousands)	June 27, 2025	June 28, 2024	Change	% Change
Net sales	$619,960	$624,569	$(4,609)	(0.7)%
Adjusted EBITDA	$82,374	$75,084	$7,290	9.7%
Adjusted EBITDA margin	13.3%	12.0%

Net sales

Change (%)
Volume	2.1%
Average selling prices	(4.0)%
Solar energy tax credits to be transferred	1.3%
Other	(0.1)%
Net sales	(0.7)%

Net sales decreased by $4.6 million, or 0.7%, to $620.0 million for the nine months ended June 27, 2025, compared to $624.6 million for the nine months ended June 28, 2024. The decrease is primarily due to decreased average selling prices of $24.8 million, partially offset by higher volumes of $12.9 million, and decreased economic value of solar energy tax credits to be transferred to certain customers of $8.1 million.

Adjusted EBITDA

Adjusted EBITDA increased $7.3 million, or 9.7%, to $82.4 million for the nine months ended June 27, 2025, compared to $75.1 million for the nine months ended June 28, 2024. Adjusted EBITDA margin increased to 13.3% for the nine months ended June 27, 2025, compared to 12.0% for the nine months ended June 28, 2024. The increase in Adjusted EBITDA and Adjusted EBITDA margin was largely due to decreases in costs outpacing decreases in average selling price and higher volume.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $331.0 million as of June 27, 2025, of which $93.7 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company’s intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes, share repurchases and dividend payments. We have access to the ABL Credit Facility to fund operational needs. As of June 27, 2025, there were no outstanding borrowings under the ABL Credit Facility and no letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $325.0 million and approximately $325.0 million was available under the ABL Credit Facility as of June 27, 2025. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

The agreements governing the Senior Secured Term Loan Facility and the ABL Credit Facility (collectively, the "Credit Facilities") contain covenants that limit or restrict AII’s ability to incur additional indebtedness, repurchase debt, incur liens, sell assets, make certain payments (including dividends), and enter into transactions with affiliates. AII has been in compliance with the covenants under the agreements for all periods presented.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Nine months ended
(in thousands)	June 27, 2025	June 28, 2024
Cash flows provided by (used in):
Operating activities	$192,359	$349,957
Investing activities	(69,302)	(110,677)
Financing activities	(143,149)	(324,595)

Operating activities

During the nine months ended June 27, 2025, the Company was provided $192.4 million cash flow by operating activities compared to $350.0 million during the nine months ended June 28, 2024. The $157.6 million decrease in cash provided was primarily due to decreased operating income of $442.8 million, partially offset by less working capital used of $72.4 million, the non-cash asset impairment charge of $127.7 million in operating income and the impact of taxes of $69.5 million.

Investing activities

During the nine months ended June 27, 2025, the Company used $69.3 million in investing activities compared to $110.7 million during the nine months ended June 28, 2024. The $41.4 million decrease in cash used in investing activities was primarily due to a decrease of $20.2 million in capital expenditures, proceeds from the sale of properties and equipment of $7.1 million, and proceeds from the sale of Northwest Polymers of $6.7 million. Additionally, in fiscal 2024, the Company paid $6.0 million of purchase price payable related to the fiscal 2022 acquisition of Cascade Poly Pipe & Conduit and Northwest Polymers. No additional activity related to acquisitions occurred during the nine months ended June 27, 2025.

Financing Activities

During the nine months ended June 27, 2025, the Company used $143.1 million in financing activities compared to $324.6 million used during the nine months ended June 28, 2024. The decrease in cash used in financing activities is primarily due to $181.0 million less cash used to repurchase common stock during the nine months ended June 27, 2025 and $13.0 million less in issuance of common stock, net of shares withheld for tax, partially offset by an increase in dividends paid of $9.8 million.

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

Forward-looking statements are subject to known and unknown risks and uncertainties, many of which may be beyond our control. We caution you that forward-looking statements are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity, and the development of the market in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results of operations, financial condition and cash flows, and the development of the market in which we operate, are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods. A number of important factors, including, without limitation, the risks and uncertainties disclosed in the Company’s filings with the SEC, including but not limited to the Company’s most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, could cause actual results and outcomes to differ materially from those reflected in the forward-looking statements. Additional factors that could cause actual results and outcomes to differ from those reflected in forward-looking statements include, without limitation:
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
•failure to manage acquisitions successfully, including identifying, evaluating, and valuing acquisition targets and integrating acquired companies, businesses, or assets;
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 2, 2024, the board of directors approved a new share repurchase program (the “2024 Plan”). The 2024 Plan authorizes the Company to repurchase up to $500.0 million of its outstanding stock. The 2024 Plan will be funded from the Company’s available cash balances. As of June 27, 2025, there was $328.1 million of purchases remaining under the 2024 Plan. The 2024 Plan does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

As illustrated in the following table, there were no share purchases of our common stock under the 2024 Plan during the second quarter of fiscal 2025 (in thousands, except per share data):

Period (4-5-4 calendar)	Total Number Of Shares Purchased	Avg Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet Be Purchased Under the Program
March 29, 2025 to April 25, 2025	—	$—	—	$328,114
April 26, 2025 to May 30, 2025	—	$—	—	$328,114
May 31, 2025 to June 27, 2025	—	$—	—	$328,114
Total	—		—

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

During the quarter ended June 27, 2025, no activity occurred requiring disclosure under Item 408(a) of Regulation S-K.

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

ATKORE INC.
(Registrant)
Date:	August 4, 2025	By:	/s/ John M. Deitzer
Vice President and Chief Financial Officer (Principal Financial Officer)