Form 10-K
period 2025-09-30
Atkore Inc.
filed 2025-11-26
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act . ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒ No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes  ☐  No  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒
The aggregate market value of the voting and non-voting common equity of Atkore Inc. held by non-affiliates as of the close of business as of March 28, 2025 was $1.9 billion.
The number of shares of the registrant's common stock outstanding as of November 24, 2025 was 33,750,486 shares of common stock, par value $0.01 per share.
Documents incorporated by reference:
Portions of the registrant's proxy statement to be filed with the United States Securities and Exchange Commission in connection with the registrant's 2026 annual meeting of stockholders (the "Proxy Statement") are incorporated by reference into Part III hereof. Such Proxy Statement will be filed within 120 days of the registrant's fiscal year ended September 30, 2025.

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
•We may be unable to identify, acquire, close or integrate acquisition targets, or to execute divestitures, successfully.
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

Company Overview

Atkore Inc. (collectively with all its subsidiaries referred to in this Annual Report on Form 10-K as “Atkore,” the “Company,” “we,” “us,” and “our”) was incorporated in the State of Delaware on November 4, 2010. Atkore is the sole stockholder of Atkore International, Inc. (“AII”).

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

Atkore continues to invest to add capabilities and capacity to develop innovative products and solutions to make installation faster and easier. Recent examples of our innovation include the expansion of our patented MC Glide Tuff armored cable, which facilitates faster and smoother pull through into both 10AWG and Fire Alarm Cables during installations and the 20’ Kwik-Fit Steel Conduit, which is twice the length of traditional conduit, reducing the number of connectors required and time to install.

Customers

We are acutely aware of the importance of our equipment operating reliably, and we strive to deliver the safest, highest quality products. Our sales and marketing processes are primarily focused on serving our customers, including electrical, industrial and specialty distributors, who sell to contractors, and OEMs. We believe customers view Atkore as offering a strong value proposition based on our broad product offering, strong brands, short order cycle times, reliability and consistent product quality. For each of fiscal 2025, 2024 and 2023, approximately 88%, 88%, and 90% respectively, of our net sales were sold to customers located in the United States. Our net sales by geographic area were as follows:

	Fiscal Year Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2023
United States	$2,501	$2,818	$3,150
International	349	384	369
Total	$2,850	$3,202	$3,519

Atkore has a well-established customer base, which includes many of the largest companies in their categories. In fiscal 2025, our top ten customers accounted for approximately 40% of net sales. For fiscal 2025, 2024 and 2023, one customer, Sonepar USA, accounted for more than 10% of sales.

Our customers include global electrical distributors (such as Consolidated Electrical Distributors, Inc. (“CED”), Graybar Electric Company, Rexel, Sonepar S.A. and Wesco International, Inc.), independent electrical distributors including super-regional electrical distributors (such as U.S. Electrical Services Inc., Crescent Electric Supply Co. and United Electric Supply Company, Inc.) and members of buying groups (such as AD Independent Electrical Supply Division (“IESD”) and STAFDA) as well as industrial distributors and big-box retailers. We also support alternative energy OEMs, with many applications used in solar system infrastructure.

Manufacturing

We currently manufacture products in 38 facilities and operate a total footprint of approximately 8.6 million square feet of manufacturing and distribution space in eight countries. Our headquarters are located in Harvey, Illinois, which is also the location of our largest manufacturing facility. Similar to our distribution footprint, our manufacturing footprint is currently concentrated in the United States, with additional facilities in Australia, Belgium, Canada, New Zealand, and the United Kingdom. In fiscal 2025, we announced that we would close three facilities in fiscal 2026.

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

Suppliers and Raw Materials

We use a variety of raw materials in manufacturing our products. Our primary raw materials are steel, copper, polyvinyl chloride (“PVC”) resin and high density polyethylene (“HDPE”). We believe that sources for these raw materials are well-established, generally available and are in sufficient quantity that we may avoid disruption to our business if we encounter an interruption from one of our existing suppliers, though industry supply interruptions have occurred in the past for limited periods of time. Our primary suppliers of steel are Cleveland-Cliffs, Steel Dynamics and Nucor; our primary suppliers of copper are AmRod, SDI LaFarga and Nexans; and our primary suppliers of PVC resin are Westlake, Formosa and Oxy Vinyls; and our primary suppliers of HDPE resin are LyondellBasell and Baystar. We strive to maintain strong relationships with our suppliers.

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

Distribution-based sales accounted for approximately 83% of our net sales in fiscal 2025. We distribute our products to electrical and industrial distributors from our manufacturing and distribution facilities as well as from over 27 dedicated distribution facilities operated by our agents. Our products are also stocked by electrical and industrial distributors who are located across the United States. Some of our products are purchased by OEMs and used as part of their products and solutions in applications such as utility solar framing, and conveyor systems. OEM sales accounted for approximately 11.5% of our net sales for fiscal 2025.

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

Prompted by evolving customer needs in an increasingly competitive, cost-and-efficiency conscious construction industry, we refreshed our branding strategy in 2020 from a house of brands to a branded house, uniting all brands under one master brand, Atkore, and adopted the “Building Better Together” theme to demonstrate how we work with our customers and our customers’ customers. The effectiveness of our marketing and branding strategy is reflected in consistent marketplace recognition, including multiple tED Best of the Best Awards for Marketing Excellence each year, most recently earning five awards in fiscal 2025.

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

The main competitors in each of these segments are listed below:

Electrical: Zekelman Industries, Inc., Mitsubishi Corporation, Nucor Corporation, Southwire Company, LLC, Dura-Line Corporation, and Prysmian.

Safety & Infrastructure: Zekelman Industries, Inc., Eaton Corporation plc, ABB Ltd., Hubbell Incorporated, nVent Electric plc., and Haydon Corporation.

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

Currently, we operate our business using commercially available hardware and software products with well-developed support services. These commercially available software products include the Company’s general ledger and financial reporting system. The Company’s email service and various other information technology services are on cloud computing platforms hosted by various prominent and reputable technology companies. The Company continues to implement a standardized ERP and has completed the implementation of modules for order management, advanced warehouse management, inventory management, accounts receivable and accounts payable across significant portions of the business.

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

Atkore operates under a set of core values, which are Accountability, Teamwork, Integrity, Respect and Excellence and under the Atkore Business System, which prioritizes Strategy, People and Processes, the fundamentals of how we Build Better Together. Our culture provides employees with opportunities for personal and professional development as well as community engagement, all of which contribute to our Company’s overall success. In addition to many other awards. In 2025, Atkore was recognized as a Great Place to Work-CertifiedTM company for the fifth year in a row.

Employee Base

We believe our relationship with our employees is good. As of September 30, 2025, we employed approximately 5,400 full-time equivalent employees of whom approximately 6% are temporary or contract workers. Our employees are primarily located in the United States, with about 15% employed at our international locations in Australia, Belgium, Canada, China, New Zealand, and the United Kingdom.

As of September 30, 2025, approximately 20% of our domestic and international employees were represented by a union under a collective bargaining agreement. All unions are either located in the United States or Canada with no unions or Worker’s Councils at any of our other locations abroad.

From time to time, our collective bargaining agreements expire and come up for re-negotiations. Our Harvey, Illinois collective bargaining agreement with the United Steelworkers Union was ratified on April 3, 2025.

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

Inclusive Leadership Mindset

At Atkore, we believe that all employees contribute to our success and that our differences make us better. We believe that supporting an inclusive workplace fosters a culture of openness and innovation. Our commitment is embedded throughout the company with a range of programs where all employees feel they belong and are empowered to do their best work.

Engagement, alignment, and well-being are also an integral part of our culture. We have implemented numerous initiatives to attract, develop, and retain high-performing talent. Atkore’s commitment to our people and culture is reflected in the recognition we have received. We are extremely proud to have earned multiple Top Workplace awards and have been certified as a Great Place to Work since 2021.

Atkore employees also care deeply about the communities where we live and work. In turn, our teams are actively engaged in volunteer and philanthropic initiatives that positively impact those around us. Each of our employees is encouraged to bring their uniqueness to the Company, which unlocks their individual potential and Atkore’s organization potential.

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

We provide opportunities for advancement through rotational and stretch assignments and best practice leadership roles. In fiscal 2025, approximately 20% of our total positions filled came from internal promotions, highlighting our commitment to developing our employees.

Our successful Atkore Leadership Development Program continues to generate talented leaders. This program provides recent graduates with the opportunity to navigate through a robust two-year rotational program designed to teach and develop key skills while working within various functions of the organization.

The Company rewards employees with competitive compensation and benefits packages, including attractive medical plans, retirement plans, opportunities for annual bonuses and, for eligible employees, long-term incentives and equity-based compensation. The Company believes our compensation program allows us to attract and retain talented employees.

Engagement and Alignment

We have a culture of engagement and alignment and believe fully engaged employees stay focused on being a standout leader, support the decisions of the leadership team and strive for breakthrough results. An aligned employee lives our mission and values, learns our strategic priorities and links their individual goals to those priorities. Our 2025 engagement and alignment survey had an overall participation rate of 81%. In fiscal 2025, 74% of our hourly workforce participated in the survey, compared to 73% of hourly employees in fiscal 2024.

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

Our business is largely dependent on the non-residential construction industry. For new construction, we estimate that our product installation typically lags United States non-residential starts by six to twelve months. The United States non-residential construction industry is cyclical, with product demand based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. United States non-

residential construction starts, as reported by Dodge, reached a historic low of 690 million square feet in our fiscal 2010 and increased to 1,209 million square feet in our fiscal 2025, which was above historical average levels.

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

The principal markets that we serve are highly competitive. Competition is based primarily on product offering, product innovation, quality, service and price. Our principal competitors range from national manufacturers to smaller regional manufacturers and differ by each of our product lines. See Item 1, “Business—Competition.” Some of our competitors may have greater financial and other resources than we do and some may have more established brand names in the markets we serve. The actions of our competitors, including adding production capacity and the expansion of imported products, may encourage us to lower our prices or to offer additional services or enhanced products at a higher cost to us, which could reduce our gross profit, net income or cash flows or may cause us to lose market share. There is also increasing use of data analytics, machine learning, and artificial intelligence software, which our competitors may be able to use or implement more effectively than we are able to do. Any of these consequences could materially and adversely affect our business, financial position, results of operations or cash flows.

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

Our business is also vulnerable to cyberattacks. Cyber incidents can result from deliberate attacks or unintentional events. Cybersecurity attacks in particular are becoming more sophisticated and more frequent and include, but are not limited to, malicious software, attempts to gain unauthorized access to data (either directly or through our vendors) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, “denial of service” attacks, phishing, untargeted but sophisticated and automated attacks and other disruptive software campaigns. The risk of cybersecurity attacks may increase as artificial intelligence capabilities improve and are increasingly used to identify vulnerabilities and construct increasingly sophisticated cybersecurity attacks. We have been, and likely will continue to be, subject to potential damage from cybersecurity attacks. Despite our security measures, our IT systems and infrastructure or those of our third parties may be vulnerable to such cyber incidents. The result of these incidents could include, but are not limited to, disrupted operations, misstated or misappropriated financial data, theft of our intellectual property or other confidential information (including of our customers, suppliers and employees), liability for stolen assets or information, increased cybersecurity protection costs and reputational damage adversely affecting customer or investor confidence. In addition, if any information about our customers, including payment information, were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers. We have incurred costs and may incur significant additional costs in order to implement the security measures we feel are appropriate to protect our IT systems. See Item 1C, “Cybersecurity.”

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

We believe import levels are affected by, among other things, overall worldwide product demand, the trade practices of the U.S. and foreign governments, the cost of freight, the challenges involved in shipping, government subsidies to foreign producers and governmentally imposed trade restrictions, such as quotas, tariffs, other trade barriers in the United States and government enforcement of such quotas, tariffs and trade barriers. Increased imports of products similar to those manufactured by us in the United States could materially and adversely effect our business, financial position, results of operations or cash flows.

Contracts for global mega projects are complex and often include risk profiles greater than those of our usual product sales.

Our products can be assembled into interconnected skids to support plant operations and such assemblies have become accepted and used in the designs and construction of large scale manufacturing plants and data centers. The scale of these projects can push our products and services to over tens of millions of dollars or more. Supplying these complex assemblies poses unique challenges, which if not carefully discharged could subject us to warranty, indemnity and other contract obligations that could have a material effect on our results of operations.

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

As of September 30, 2025, approximately 20% of our domestic and international employees were represented with a collective bargaining agreement by labor unions. Several collective bargaining agreements to which the Company is a party. The Company and the United Steelworkers Union reached agreement on the terms of a new collective bargaining agreement for our largest facility in Harvey, Illinois, which expired in April 2024. In 2025, the Company reached an agreement with representatives of the United Steelworkers Union for a new 5-year labor contract for our Harvey, Illinois facility. The new contract is retroactive to April 2024. Work stoppages or production interruptions could occur at our facilities or our suppliers’ facilities. Such disputes may arise under existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress or for other reasons. Any amendments to existing collective bargaining agreements, or the implementation of new collective bargaining agreements, could result in increased labor costs.

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

Certain of our customers, in particular buying groups representing consortia of independent electrical distributors, national electrical distributors, OEMs and data center, medical center and global mega manufacturing project general contractors are material to our business, financial position, results of operations and cash flows because they account for a significant portion of our net sales. In fiscal 2025, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 40% of our net sales. Our percentage of sales to our major customers may increase if we are successful in our strategy of expanding the range of products which we sell to existing customers. In such an event, or in the event of any consolidation in certain segments we serve, including retailers selling building products, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. Our top customers may also be able to exert influences on us with respect to pricing, delivery, payment or other terms. Any termination of a business relationship with, or a significant sustained reduction in business received from, one or more of our largest customers could have a material adverse effect on our business, financial position, results of operations or cash flows.

The majority of our net sales are facilitated through the extension of credit to our customers, and a significant asset included in our working capital is accounts receivable from customers. As of September 30, 2025, Sonepar USA represented 13% and CED National represented 12% of the Company’s accounts receivable, with no significant amounts past due. As of September 30, 2024, Sonepar USA represented 17% and CED National represented 11% of the Company’s accounts receivable with no significant amounts past due. For fiscal 2025 and 2024, one customer, Sonepar USA, accounted for more than 10% of sales. See Note 18, “Segment Information” to the accompanying consolidated financial statements included elsewhere in this Annual Report. If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our business, financial position, results of operations or cash flows could be materially and adversely affected.

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

As of September 30, 2025, we had goodwill of $294.5 million, intangible assets of $160.8 million, and other long-lived assets of $750.9 million. Goodwill and indefinite-lived intangible assets are not amortized and are subject to impairment testing at least annually. Future events, such as declines in our cash flow projections or customer demand, may cause impairments of our goodwill or long-lived assets based on factors such as the price of our common stock, projected cash flows, assumptions used or other variables.

In addition, if we divest long-lived assets at prices below their asset value, we must write them down to fair value resulting in long-lived asset impairment charges, which could adversely affect our financial position or results of operations. See Note 13, “Goodwill and Intangible Assets” to the accompanying consolidated financial statements included elsewhere in this Annual Report. We cannot accurately predict the amount and timing of any impairment of assets, and we may be required to recognize goodwill or other asset impairment charges which could materially and adversely affect our results of operations. See “Item 8. Financial Statements and Supplementary Data.”

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

While we currently maintain insurance coverage to address a portion of these types of liabilities, we cannot make assurances that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Further, while we intend to seek indemnification against potential liability for product liability claims from relevant parties, we cannot guarantee that we will be able to recover under any such indemnification agreements. Any claims that result in liability exceeding our insurance coverage and rights to indemnification by third parties could materially and adversely affect our business, financial position, results of operations or cash flows. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome. See Note 16, “Commitments and Contingencies” to the accompanying consolidated financial statements included elsewhere in this Annual Report. An unsuccessful product liability defense could be highly costly and accordingly result in a decline in revenues and profitability.
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

We provide pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible United States employees. As of September 30, 2025, we estimated that our pension plans were overfunded by approximately $8.6 million, both of which are frozen and do not accrue any additional service cost. As such, the funded status is primarily impacted by the performance of the underlying assets supporting the plan and changes in interest rates or other factors, which may trigger additional cash contributions. Our pension obligations are calculated annually and are based on several assumptions, including then-prevailing conditions, which may change from year to year. If in any year our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

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

As of September 30, 2025, we employed approximately 5,400 total full-time equivalent employees, a significant percentage of whom work at our 38 manufacturing facilities. Our business involves complex manufacturing processes and there is a risk that an accident resulting in property damage, personal injury or death could occur in one of our facilities. In addition, prior to the introduction of new products, our employees test such products under rigorous conditions, which could potentially result in injury or death. The outcome of any personal injury, wrongful death or other litigation is difficult to assess or quantify and the cost to defend litigation can be significant. As a result, the costs to defend any action or the potential liability resulting from any such accident or death or arising out of any other litigation, and any negative publicity associated therewith or negative effects on employee morale, could have a negative effect on our business, financial position, results of operations or cash flows. In addition, any accident could result in manufacturing or product delays, which could negatively affect our business, financial position, results of operations or cash flows. See Item 8, “Financial Statements and Supplementary Data.”

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

Our business operates and serves customers in certain foreign countries, including Australia, Belgium, Canada, China, Israel, New Zealand, and the United Kingdom. In addition, we are pursuing work on data centers or other construction projects in other jurisdictions, for example in Asia and Europe. There are certain risks inherent in doing business internationally, including economic volatility and sustained economic downturns, difficulties in enforcing contractual and intellectual property rights, currency exchange rate fluctuations and currency exchange controls, import or export restrictions, sanctions and changes in trade regulations, difficulties in developing, staffing, and simultaneously managing a number of foreign operations as a result of distance, issues related to occupational safety and adherence to local labor laws and regulations, potentially adverse tax developments, longer payment cycles, exposure to different legal standards, political or social unrest, including terrorism, risks related to government regulation and uncertain protection and enforcement of our intellectual property rights, the presence of corruption in certain countries and higher than anticipated costs of entry.

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

We may be unable to identify, acquire, close or integrate acquisition targets, or to execute divestitures, successfully.

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

Moreover, we may seek to divest portions of our business that are not deemed to fit with our strategic plan. For example, we have undertaken a review of select assets that may not fit the Company’s core electrical infrastructure portfolio, including the potential sale of our HDPE pipe and conduit business, which primarily serves the telecommunications market, and several other non-electrical infrastructure focused assets. Divestitures involve additional risks and uncertainties, such as the ability to sell such businesses on satisfactory terms and within the anticipated time frame, or at all. Any failure to realize the expected benefits of any divestiture transaction could negatively impact the Company and our financial condition, results of operations and cash flow. In addition, divestitures of businesses involve a number of risks, including significant costs and expenses, the loss of customer relationships, decrease in revenues and earnings associated with the divested business and the diversion of management’s attention from other business concerns.

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

As of September 30, 2025, we had approximately $770.6 million of total long-term consolidated indebtedness outstanding (including current portion) under Atkore and AII’s credit facilities (“Credit Facilities”), which consist of: (i) an asset-based credit facility (“ABL Credit Facility”); (ii) the new senior secured term loan facility (the “New Senior Secured Term Loan Facility”); and (iii) the 4.25% Senior Notes due 2031 (the “Senior Notes”). As of September 30, 2025, AII had $325.0 million of available borrowing capacity under the ABL Credit Facility and there were no outstanding borrowings (and no letters of credit issued under the facility). Our indebtedness could have important consequences for you. Because of our indebtedness:

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

We and our subsidiaries may incur substantial additional indebtedness in the future. The terms of the credit agreements and indenture governing the Credit Facilities do not fully prohibit us or our subsidiaries from incurring additional debt. If our subsidiaries are in compliance with certain leverage or coverage ratios set forth in the agreements governing the Credit Facilities, they may be able to incur substantial additional indebtedness, which may increase the risks created by our current indebtedness. Subject to certain conditions and without the consent of the then existing lenders, the loans under the New Senior Secured Term Loan Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by up to $456.0 million, plus an additional amount not to exceed specified leverage or coverage ratios. In addition, subject to certain conditions and with the consent of the then existing lenders, the loans under the ABL Credit Facility may be expanded by up to $150 million, and the credit agreements governing the Credit Facilities allow for up to $50.0 million of second lien facilities. As of September 30, 2025, we had $325.0 million in availability under the ABL Credit Facility.

Increases in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability.

A portion of our outstanding indebtedness bears interest or will bear interest at variable rates. As a result, increases in interest rates would increase the cost of servicing our indebtedness and could materially and adversely affect our business, financial position, results of operations or cash flows. As of September 30, 2025, each one percentage point change in interest rates would have resulted in a change of approximately $3.8 million in the annual interest expense on the New Senior Secured Term Loan Facility. As of September 30, 2025, assuming availability was fully utilized, each one percentage point change in interest rates would have resulted in a change of approximately $3.3 million in annual interest expense on the ABL Credit Facility. Additionally, if the ABL Credit Facility were fully utilized, the margin we pay on borrowings would increase by 0.10% from the current level and we would incur additional interest expense of $0.3 million. The impact of increases in interest rates could be more significant for us than it would be for some other companies because of our indebtedness, thereby affecting our profitability.

A lowering or withdrawal of the ratings, outlook or watch assigned to our indebtedness by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our overall corporate rating, Senior Notes, New Senior Secured Term Loan Facility and ABL Credit are each currently rated as investment grade by certain ratings agencies, while other agencies have rated them as non-investment grade. Any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook or watch, such as adverse changes to our business, so warrant. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing.

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

There are no outstanding borrowings under the ABL Credit Facility as of September 30, 2025. The New Senior Secured Term Loan Facility has a maturity date that is the earlier of September 29, 2032 or the date that is 91 days prior to the maturity of the Company’s existing Senior Notes, due June 1, 2031, if more than $100 million of such Senior Notes remains outstanding as of such date. We may be unable to refinance any of our indebtedness or obtain additional financing, particularly because of our indebtedness. Market disruptions, as well as our indebtedness levels, may increase our cost of borrowing or adversely affect our ability to refinance our obligations as they become due. If we are unable to refinance our indebtedness or access additional credit, or if short-term or long-term borrowing costs dramatically increase, our ability to finance current operations and meet our short-term and long-term obligations could be adversely affected.

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

We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay dividends. If our cash flow and capital resources are insufficient, payment of declared dividends could be left unpaid. In the future, our cash flow and capital resources may not be sufficient for the continuation of any dividend programs approved by the board of directors. As a result, we may not be able to pay dividends or continue to pay dividends at the expected rate or at all.

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
On November 16, 2021, the board of directors approved a share repurchase program (the “2021 Plan”), for the repurchase of up to an aggregate amount of $400.0 million of the Company’s common stock over a two-year period. On April 6, 2022, the board of directors approved an amendment to the 2021 Plan, extending it to a total repurchase of the Company’s outstanding stock of $800.0 million. On November 11, 2022, the board of directors approved an amendment to the 2021 Plan, extending it to a total repurchase authorization of the Company’s outstanding stock of $1,300 million. On May 2, 2024, the board of directors approved a new share repurchase program (the “2024 Plan”) which began after the repurchase authorization under the 2021 Plan was exhausted in August 2024. The 2024 Plan authorizes the Company to repurchase up to $500.0 million of its outstanding stock. We expect that share repurchases under the 2024 Plan will be funded with cash on hand. The amount and timing of share repurchases will be based on a variety of factors. Important factors that could cause the Company to limit, suspend or delay its share repurchases include unfavorable trading market conditions, the price of the Company’s common stock, the nature of other investment opportunities presented to us from time to time, the ability to obtain financing at attractive rates and the availability of U.S. cash. The 2024 Plan does not obligate us to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

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

Our amended and restated certificate of incorporation includes provisions limiting the personal liability of our directors and certain officers for breaches of fiduciary duty under the DGCL.

Our amended and restated certificate of incorporation contains provisions relating to the liability of directors in response to claims arising under the General Corporation Law of the State of Delaware (“DGCL”). These provisions eliminate directors and certain officers’ personal liability to the fullest extent permitted by the DGCL for monetary damages resulting from a breach of fiduciary duty, except in circumstances involving:

•any breach of the director’s or officer’s duty of loyalty;
•acts or omissions by the director or officer not in good faith or which involve intentional misconduct or a knowing violation of the law;
•soley with respect to a director, Section 174 of the DGCL (unlawful dividends);
•any transaction from which the director or officer derives an improper personal benefit, or
•soley with respect to an officer, any action by or in the right of the Company.

The principal effect of the limitation on liability provision is that a stockholder will be unable to prosecute an action for monetary damages against a director or certain officer unless the stockholder can demonstrate a basis for liability for which indemnification is not available under the DGCL. These provisions, however, should not limit or eliminate our rights or any stockholder’s rights to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director’s or officer’s fiduciary duty. These provisions do not alter a director’s or officer’s liability under federal securities laws. The inclusion of this provision in our amended and restated certificate of incorporation may discourage or deter stockholders or management from bringing a lawsuit against directors or officers for a breach of their fiduciary duties, even though such an action, if successful, might otherwise have benefited us and our stockholders.

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

On August 4, 2025, William E. Waltz, Jr., President and Chief Executive Officer (“CEO”) of the Company, notified the Company’s board of directors of his intention to retire. Mr. Waltz plans to continue to serve as President and CEO until a successor is appointed. The board of directors is engaged in its succession plan process to identify the Company’s next CEO. If we do not succeed in facilitating the transition of a new CEO, we may be unable to meet our objectives and, as a result, our business, financial position, results of operations or cash flows could be materially and adversely affected.

Future tax legislation could materially impact our business.

Changes in international and domestic tax laws, including the reaction by states to federal legislation and changes in tax law enforcement, could negatively impact our tax provision, cash flow, or tax related balance sheet amounts. In particular, it is possible that U.S. federal income or other tax laws or the interpretation of tax laws will change, including as a result of possible tax legislation that may be proposed by the Trump Administration. It is difficult to predict whether and when there will be tax law changes having a material adverse effect on our business, financial position, results of operations and cash flows.

In July 2025, the United States enacted significant tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent many provisions of the Tax Cuts and Jobs Act of 2017 and introduces additional changes affecting individuals and businesses. Key business related provisions include the continuation of the 21% federal corporate income tax rate, enhancements to bonus depreciation and expensing rules, and modifications to certain international provisions, including Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income deductions. The OBBBA also includes other targeted measures, including 1% excise tax on foreign remittances.

We have reviewed the OBBBA and continue to monitor and model its potential impact on our operations and effective tax rate. Based on our current analysis of the Company’s operating profile, we do not expect material effects on our 2025 fiscal year results or to our results going forward, considering our existing tax profile. Most provisions that represent substantive changes to existing law, including adjustments to international tax regimes and certain deduction limitations, are scheduled to take effect during our fiscal year 2027.

The Organization for Economic Co-operation and Development (“OECD”) published its model rules “Tax Challenges Arising From the Digitalization of the Economy - Global Anti-Base Erosion Model Rules (Pillar Two)” which established a global minimum corporate tax rate of 15% for certain multinational enterprises. Many countries have implemented or are in the process of implementing the Pillar Two legislation, which applies to Atkore beginning in the fiscal year 2025. While we do not currently estimate a material impact to our consolidated financial statements, we continue to monitor the impact as countries implement legislation and the OECD provides additional guidance.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Strategy and Risk Management

Atkore’s commitment to cybersecurity emphasizes maintaining secure technology and data environments and the cultivation of a security-minded culture and capability. We do this through education and training, and a layered approach to identifying, preventing, detecting, responding to and recovering from cybersecurity threats and incidents. Key elements of our program for assessing, identifying, and managing material risks from cybersecurity threats are anchored in widely used and industry recognized security frameworks and are described below.

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

Our cybersecurity team implements measures designed to ensure that Atkore can quickly identify and mitigate cybersecurity risks. Our controls are designed to restrict access to locations that house significant physical information technology assets. Other controls include the use of multifactor authentication, various third-party tools, network security technologies, and a crisis playbook. Our notification policies and processes are escalated to the appropriate personnel on a timely basis to support effective review, response, and compliance with legal requirements. Data is also aggregated to support the identification of trends for forward looking oversight.

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

Based on the information we have as of the date of this Annual Report, we do not believe any risks from cybersecurity threats have materially affected or are likely to materially affect Atkore, including our business strategy, results of operations or financial condition. For more information on risks relating to our cybersecurity threats, see Item 1A, “Risk Factors-Risks Related to Our Business-Interruptions in the proper functioning of our information technology (“IT”) systems and the IT systems of those with whom we do business, including from cybersecurity threats, could disrupt operations and cause unanticipated increases in costs or decreases in revenues, or both.”

Cybersecurity Governance and Oversight

At the management level, Atkore’s cybersecurity program is led by the Company’s Vice President - Chief Information Officer (“CIO”), who is a member of the Executive Leadership Team. Atkore’s CIO has over 30 years of experience in information technology roles with responsibilities including global cybersecurity strategy, global IT strategy, technology platforms and internal controls. The CIO has a Master of Business Administration from Kellogg School of Management at Northwestern University and

a Bachelor of Science in Computer Information Systems from DeVry Institute of Technology. Reporting to the CIO is a Director of Cybersecurity. The current Director of Cybersecurity has over 20 years of experience in information technology roles with responsibilities including cybersecurity and security architecture and engineering. The CIO is supported by the Cybersecurity Steering Committee (“CSC”), a management committee comprising members of the Executive Leadership Team and the leaders of the information technology, legal, finance, human resources, commercial and communications functions that report to the Chief Executive Officer. The CSC supports the CIO in overseeing and managing information security risks and in the event of a cybersecurity incident provides oversight and leadership with respect to incident investigation, mitigation, and remediation.

At the Board level, Atkore’s cybersecurity is overseen by a subset of the full Board of Directors, specifically the independent board members. This oversight includes a quarterly review of Atkore’s cybersecurity program, including key program metrics, initiatives, and developments. In addition, in the event of a significant cybersecurity incident, Atkore’s policy and process require engagement of, and consultation with, the Board of Directors.

Additional information about cybersecurity risks we face is discussed in “Item 1A. Risk Factors,” which should be read in conjunction with the information above.

Item 2. Properties

Our corporate headquarters are located in owned premises at 16100 South Lathrop Avenue, Harvey, Illinois. We and our operating companies own and lease a variety of facilities, principally in the United States, for manufacturing, distribution and light assembly. Our manufacturing, distribution and assembly centers are strategically located to optimize route efficiency, market coverage and overhead. The following chart identifies the number of owned and leased facilities used by each of our reportable segments as of September 30, 2025. We believe that these facilities, when considered with our corporate headquarters, offices and warehouses are suitable and adequate to support the current needs of our business.

Reportable Segment	Owned Facilities	Leased Facilities
Electrical	15	35
Safety & Infrastructure	6	16

We believe that our facilities are well-maintained and are sufficient to meet our current and projected needs. We also have an ongoing process to continually review and update our real estate portfolio to meet changing business needs. Our two principal facilities are located in Harvey, Illinois and New Bedford, Massachusetts. Our owned manufacturing facility in Harvey, Illinois supports both our Electrical and Safety & Infrastructure segments. Our owned facility in New Bedford, Massachusetts primarily supports our Electrical segment.

Item 3. Legal Proceedings

See Note 16, “Commitments and Contingencies” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market Prices

Shares of our common stock have traded on the NYSE under the symbol ATKR since June 10, 2016.

Comparison of Cumulative Total Return
$1,000
$800
$600
$400
$200
$0
10/1/20
12/24/20
3/26/21
6/25/21
9/30/21
12/23/21
3/25/22
6/24/22
9/30/22
12/30/22
3/31/23
6/30/23
9/30/23
12/29/23
3/29/24
6/28/24
9/30/24
12/27/24
3/28/25
6/27/25
9/30/25
Atkore Inc.
S&P 600 SmallCap
S&P 400 Industrials

** Assumes $100 invested on September 30, 2020 in stock or index, including reinvestment of dividends.

Holders

As of November 24, 2025, there were three stockholders of record of our common stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

Issuer Purchases of Equity Securities

As illustrated in the following table, there were zero share repurchases on our share repurchase programs, on a trade date basis, for each of our fiscal months for the quarter ended September 30, 2025 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Value of Shares that May Yet Be Purchased Under the Program(1)
June 28, 2025 to July 25, 2025	—	$—	—	$328,114
July 26, 2025 to August 29, 2025	—	$—	—	$328,114
August 30, 2025 - September 30, 2025	—	$—	—	$328,114
Total	—		—

(1) On May 2, 2024, the board of directors approved the 2024 Plan, which authorizes the Company to repurchase up to $500.0 million of its outstanding stock. The plans were funded from the Company's available cash balances. Under the plan, the Company was not obligated to acquire any particular amount of common stock, and it may have been terminated at any time at the Company's discretion.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information, as of September 30, 2025, about the amount of common shares to be issued upon the exercise of outstanding options, performance share options (“PSUs”) and restricted stock units (“RSUs”) granted under the 2020 Omnibus Incentive Plan and the 2016 Omnibus Incentive Plan (together, the “Omnibus Incentive Plan”).

	Equity Compensation Plan Information
(share amounts in thousands)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options	Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in (1))

Equity compensation plans approved by shareholders	984	$40.46	1,432
Equity compensation plans not approved by shareholders	—	—	—
Total	984	$40.46	1,432

(1) Includes 412 stock options, 230 PSUs and 342 RSUs granted to officers pursuant to the Omnibus Incentive Plan. Shares underlying RSUs and PSUs are deliverable without payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted-average exercise price of outstanding options. PSUs are reflected at the target level of performance. For a description of the Omnibus Incentive Plan, see Note 6, “Stock Incentive Plan” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities in fiscal 2025.

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

The following factors may affect our results of operations in any given period:

Economic Conditions. Our business depends on demand from customers across various end markets, including wholesale distributors, OEMs, retail distributors and general contractors. Our products are primarily used by trade contractors in the construction and renovation of non-residential structures such as commercial office buildings, healthcare facilities and manufacturing plants. In fiscal 2025, 88% of our net sales were to customers located in the United States. As a result, our business is heavily dependent on the health of the United States economy, in general, and on United States non-residential construction activity, in particular. A stronger United States economy and robust non-residential construction generally increase demand for our products. In fiscal 2025, our sales and cost of sales were impacted by continued pricing normalization in certain raw materials used in our products. We generally sell our products on a spot basis and as such, were exposed to sales prices on our products that decreased faster than the cost for the related raw materials.

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

Import tariffs and potential import tariffs have resulted or may result in increased prices for imported goods and raw materials and, in some cases, may result or have resulted in price increases for domestically sourced goods and materials. Changes in U.S. trade policy have resulted and could result in additional reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products or import goods and materials from those countries. These measures could also result in increased costs for goods imported into the U.S. or may cause us to adjust our worldwide supply chain. Either of these could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

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

Divestitures and restructuring. On September 29, 2025, we announced our intention to reduce costs through headcount reductions, site closures and strategic divestitures. As of September 30, 2025, we have accrued $1.3 million of costs related to the aforementioned restructuring activity. We also recognized a $66.7 million impairment charge related to the potential sale of the HDPE business. We expect to incur additional restructuring costs in fiscal 2026 and may incur additional losses related to divestiture activity.

Foreign Currencies. In fiscal 2025, approximately 12% of our net sales came from customers located outside the United States, most of which were foreign currency sales denominated in British pounds sterling, European euros, Canadian dollars, Australian dollars, and New Zealand dollars. The functional currency of our operations outside the United States is generally the local currency. Assets and liabilities of our non-U.S. subsidiaries are translated into United States dollars using period-end exchange rates. Foreign revenue and expenses are translated at the monthly average exchange rates in effect during the period. Foreign currency translation adjustments are included as a component of other comprehensive income (loss) within our statements of comprehensive income. See “Quantitative and Qualitative Disclosures about Market Risk—Foreign Currency Risk.”

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

Both segments use Adjusted EBITDA as the primary measure of profit and loss. Segment Adjusted EBITDA is the income (loss) before income taxes, adjusted to exclude unallocated expenses, depreciation and amortization, interest expense, net, loss on extinguishment of debt, restructuring charges, impairment charges, stock-based compensation, certain legal matters, transaction costs, gain on purchase of business, gain on sale of a business and other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, insurance recovery related to damages of property, plant and equipment, release of indemnified uncertain tax positions, and realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives. See Note 18, “Segment Information” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

Cost of sales

Cost of sales includes all costs directly related to the production of goods for sale. These costs include direct material, direct labor, production related overheads, excess and obsolescence costs, lower-of-cost-or-market provisions, freight and the depreciation and amortization of assets directly used in the production of goods for sale.

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

Results of Operations

Fiscal 2025 Compared to Fiscal 2024

The results of operations for the fiscal years ended September 30, 2025 and September 30, 2024 were as follows:

	Fiscal year ended
($ in thousands)	September 30, 2025	September 30, 2024	Change ($)	Change (%)
Net sales	$2,850,378	$3,202,053	$(351,675)	(11.0)%
Cost of sales	2,174,286	2,124,214	50,072	2.4%
Gross profit	676,092	1,077,839	(401,747)	(37.3)%
Selling, general and administrative	396,609	397,544	(935)	(0.2)%
Intangible asset amortization	41,924	55,511	(13,587)	(24.5)%
Asset impairment charges	214,386	—	214,386	100%
Operating income	23,173	624,784	(601,611)	(96.3)%
Interest expense, net	33,269	35,584	(2,315)	(6.5)%
Loss on extinguishment of debt	795	—	795	100%
Other expense, net	7,699	1,963	5,736	292.2%
Income before income taxes	(18,590)	587,237	(605,827)	(103.2)%
Income tax (benefit) expense	(3,415)	114,365	(117,780)	(103.0)%
Net income	$(15,175)	$472,872	$(488,047)	(103.2)%

Net sales

Change (%)
Volume	0.7%
Average selling prices	(11.9)%
Solar energy tax credits	0.5%
Divestitures	(0.3)%
Net sales	(11.0)%

Net sales for fiscal 2025 decreased $351.7 million to $2,850.4 million, a decrease of 11.0%, compared to $3,202.1 million for fiscal 2024. The decrease in net sales is primarily attributed to decreased average selling prices of $381.8 million and divestitures of $9.3 million. These decreases are partially offset by increased sales volume of $21.6 million across varying product categories within both the Electrical and the Safety & Infrastructure segments and a decrease in the economic value of solar tax credits to be transferred to certain customers of $15.7 million.

Cost of sales

Change (%)
Volume	0.8%
Average input costs	(0.5)%
Solar energy tax credits	1.2%
Freight	0.9%
Cost of sales	2.4%

Cost of sales increased $50.1 million, or 2.4%, to $2,174.3 million for fiscal 2025, compared to $2,124.2 million for fiscal 2024. The increase was primarily due to a decrease in the benefit of solar tax credits of $25.6 million, increased freight costs of $19.1 million and higher sales volume of $17.1 million and partially offset by lower input costs of $10.1 million.

Selling, general and administrative

Selling, general and administrative expenses decreased $0.9 million, or 0.2%, to $396.6 million for fiscal 2025, compared to $397.5 million for fiscal 2024. The decrease was primarily due to lower costs of $6.2 million spread across a variety of spend categories and savings from divestitures of $5.0 million, partially offset by increased costs on digital initiatives of $5.8 million, litigation costs of $3.9 million, increased compensation expense, net of productivity initiatives, of $0.6 million.

Intangible asset amortization

Intangible asset amortization expense decreased $13.6 million, or 24.5%, to $41.9 million for fiscal 2025, compared to $55.5 million for fiscal 2024. The decrease in intangible asset amortization resulted from certain intangibles becoming fully amortized, the divestiture of Northwest Polymers, LLC (“Northwest Polymers”), and the impairment of intangible assets in HDPE in fiscal 2025.

Asset impairment charges

Asset impairment charges increased to $214.4 million for fiscal 2025, compared to no asset impairment charges for fiscal 2024. The asset impairment charges were primarily related to the impairment of HDPE assets of $194.5 million as described in Note 14, “Fair Value Measurements” and the impairment of goodwill on the Mechanical reporting unit of $18.9 million as described in Note 12, “Goodwill and Intangible Assets.”

Interest expense, net

Interest expense, net decreased $2.3 million, or 6.5% to $33.3 million for fiscal 2025, compared to $35.6 million for fiscal 2024. The decrease is primarily due to decreased interest rates on the Company’s New Senior Secured Term Loan Facility.

Loss on extinguishment of debt

In fiscal 2025, the Company refinanced its Term Loan Facility, resulting in a loss on extinguishment of debt of $0.8 million as described in Note 13, “Debt.” There were no debt refinancing activities in fiscal 2024.

Other expense, net

Other expense, net increased $5.7 million to $7.7 million for fiscal 2025, compared to $2.0 million for fiscal 2024. The increase in expense was primarily due to a loss on the sale of Northwest Polymers of $6.2 million in fiscal 2025.

Income tax (benefit) expense

Income tax expense decreased $117.8 million to a benefit of $3.4 million, compared to expense of $114.4 million for fiscal 2024. The Company's income tax rate decreased to 18.4% for fiscal 2025, compared to 19.5% for fiscal 2024. The decrease in income tax expense is due to lower income before taxes, while the decrease in effective tax rate was primarily due the non-deductible loss on the disposal of Northwest Polymers and non-deductible goodwill impairment. Additionally, see Note 8, “Income Taxes” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Segment results

Electrical

	Fiscal year ended
($ in thousands)	September 30, 2025	September 30, 2024	Change ($)	Change (%)
Net sales	$1,998,219	$2,354,978	$(356,759)	(15.1)%
Adjusted EBITDA	330,512	728,341	(397,829)	(54.6)%
Adjusted EBITDA Margin	16.5%	30.9%

Net sales

Change (%)
Volume	0.2%
Average selling prices	(15.1)%
Divestitures	(0.5)%
Other	0.3%
Net sales	(15.1)%

Net sales decreased by $356.8 million, or 15.1%, to $1,998.2 million for fiscal 2025, compared to $2,355.0 million for fiscal 2024. The decrease in net sales is primarily attributed to lower average selling prices of $355.1 million and divestitures of $9.3 million, partially offset by increased sales volume of $4.6 million.

Adjusted EBITDA

Adjusted EBITDA decreased $397.8 million, or 54.6%, to $330.5 million for fiscal 2025, compared to $728.3 million for fiscal 2024. The decrease in Adjusted EBITDA was largely due to lower average selling prices and higher input costs.

Safety & Infrastructure

	Fiscal year ended
($ in thousands)	September 30, 2025	September 30, 2024	Change ($)	Change (%)
Net sales	$853,369	$849,077	$4,292	0.5%
Adjusted EBITDA	109,191	89,982	19,209	21.3%
Adjusted EBITDA Margin	12.8%	10.6%

Net sales

Change (%)
Volume	2.0%
Average selling prices	(3.1)%
Solar energy tax credits	1.8%
Other	(0.2)%
Net sales	0.5%

Net sales increased $4.3 million, or 0.5%, to $853.4 million for fiscal 2025, compared to $849.1 million for fiscal 2024. The increase is primarily attributed to higher sales volumes of $17.0 million and a decrease in the economic value of solar tax credits to be transferred to certain customers of $15.7 million, partially offset by lower average selling prices of $26.7 million.

Adjusted EBITDA

Adjusted EBITDA increased $19.2 million, or 21.3%, to $109.2 million for fiscal 2025, compared to $90.0 million for fiscal 2024. The Adjusted EBITDA increase was primarily due to decreases in input costs outpacing decreases in selling prices.

Fiscal 2024 Compared to Fiscal 2023

The results of operations for the fiscal years ended September 30, 2024 and September 30, 2023 were as follows:

	Fiscal year ended
($ in thousands)	September 30, 2024	September 30, 2023	Change ($)	Change (%)
Net sales	$3,202,053	$3,518,761	$(316,708)	(9.0)%
Cost of sales	2,124,214	2,179,260	(55,046)	(2.5)%
Gross profit	1,077,839	1,339,501	(261,662)	(19.5)%
Selling, general and administrative	397,544	388,206	9,338	2.4%
Intangible asset amortization	55,511	57,804	(2,293)	(4.0)%
Operating income	624,784	893,491	(268,707)	(30.1)%
Interest expense, net	35,584	35,232	352	1.0%
Other (income) and expense, net	1,963	7,969	(6,006)	(75.4)%
(Loss) Income before income taxes	587,237	850,290	(263,053)	(30.9)%
Income tax (benefit) expense	114,365	160,391	(46,026)	(28.7)%
Net (loss) income	$472,872	$689,899	$(217,027)	(31.5)%

Net sales

Change (%)
Volume	3.5%
Average selling prices	(11.5)%
Divestitures	(1.1)%
Other	0.1%
Net sales	(9.0)%

Net sales for fiscal 2024 decreased $316.7 million to $3,202.1 million, a decrease of 9.0%, compared to $3,518.8 million for fiscal 2023. The decrease in net sales is primarily attributed to decreased average selling prices of $406.1 million and the economic value of solar tax credits to be transferred to certain customers of $38.3 million. These decreases are partially offset by increased sales volume of $122.6 million across varying product categories within both the Electrical and the Safety & Infrastructure segments.

Cost of sales

Change (%)
Volume	3.9%
Average input costs	(4.7)%
Solar energy tax credits	(3.8)%
Freight	1.6%
Other	0.5%
Cost of sales	(2.5)%

Cost of sales decreased $55.0 million, or 2.5%, to $2,124.2 million for fiscal 2024, compared to $2,179.3 million for fiscal 2023. The decrease was primarily due to lower input costs of steel, copper and PVC resin of $103.1 million and the benefit of solar tax credits of $84.0 million, partially offset by higher sales volume of $86.5 million and increased freight costs of $34.6 million.

Selling, general and administrative

Selling, general and administrative expenses increased $9.3 million, or 2.4%, to $397.5 million for fiscal 2024, compared to $388.2 million for fiscal 2023. The increase was primarily due digital initiatives of $10.0 million, increased headcount of $7.5 million, and increased compensation of $3.0 million. These increases were partially offset by increases in productivity of $6.0 million, lower sales commission expense of $4.1 million, and lower costs of $1.1 million spread across a variety of other spend categories.

Intangible asset amortization

Intangible asset amortization expense decreased $2.3 million, or 4.0%, to $55.5 million for fiscal 2024, compared to $57.8 million for fiscal 2023. The decrease in intangible asset amortization resulted from certain intangibles becoming fully amortized.

Interest expense, net

Interest expense, net, increased $0.4 million, or 1.0% to $35.6 million for fiscal 2024, compared to $35.2 million for fiscal 2023. The increase is primarily due to increased interest rates on the Company’s New Senior Secured Term Loan Facility.

Other expense, net

Other income, net decreased $6.0 million to expense of $2.0 million for fiscal 2024, compared to expense of $8.0 million for fiscal 2023. The decrease in expense was primarily due to impairments recognized in fiscal 2023 in connection with the Company’s plans to exit from operations in Russia of $7.5 million.

Income tax expense

Income tax expense decreased $46.0 million to $114.4 million for fiscal 2024, compared to $160.4 million for fiscal 2023. The Company's income tax rate increased to 19.5% for fiscal 2024, compared to 18.9% for fiscal 2023. The decrease in income tax expense was due to lower income before taxes, while the increase in effective tax rate was primarily due to the benefit of solar credits being recognized in cost of sales in fiscal 2024 whereas the benefit of solar tax credits was recognized in income tax expense in fiscal 2023, as described in the Summary of Significant Accounting Policies in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies.” Additionally, see Note 8, “Income Taxes” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Segment results

Electrical

	Fiscal year ended
($ in thousands)	September 30, 2024	September 30, 2023	Change ($)	Change (%)
Net sales	$2,354,978	$2,675,074	$(320,096)	(12.0)%
Adjusted EBITDA	728,341	1,004,853	(276,512)	(27.5)%
Adjusted EBITDA Margin	30.9%	37.6%
Net sales

Change (%)
Volume	2.0%
Average selling prices	(14.3)%
Other	0.3%
Net sales	(12.0)%

Net sales decreased by $320.1 million, or 12.0%, to $2,355.0 million for fiscal 2024, compared to $2,675.1 million for fiscal 2023. The decrease in net sales is primarily attributed to lower average selling prices of $379.5 million, partially offset by increased sales volume of $54.3 million.

Adjusted EBITDA

Adjusted EBITDA decreased $276.5 million, or 27.5%, to $728.3 million for fiscal 2024, compared to $1,004.9 million for fiscal 2023. The decrease in Adjusted EBITDA was largely due to lower average selling prices over input costs.

Safety & Infrastructure

	Fiscal year ended
($ in thousands)	September 30, 2024	September 30, 2023	Change ($)	Change (%)
Net sales	$849,077	$844,158	$4,919	0.6%
Adjusted EBITDA	89,982	103,231	(13,249)	(12.8)%
Adjusted EBITDA Margin	10.6%	12.2%

Net sales

Change (%)
Volume	8.3%
Average selling prices	(3.2)%
Solar energy tax credits	(4.7)%
Other	0.2%
Net sales	0.6%

Net sales increased $4.9 million, or 0.6%, to $849.1 million for fiscal 2024, compared to $844.2 million for fiscal 2023. The increase is primarily attributed to higher sales volumes of $68.3 million partially offset by lower average selling prices of $26.6 million and the economic value of solar tax credits to be transferred to certain customers of $38.3 million.

Adjusted EBITDA

Adjusted EBITDA decreased $13.2 million, or 12.8%, to $90.0 million for fiscal 2024, compared to $103.2 million for fiscal 2023. The Adjusted EBITDA decrease was primarily due to lower average selling prices versus higher input costs, partially offset by the net benefit of solar tax credits.

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

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $506.7 million as of September 30, 2025, of which $106.6 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company's intention to permanently reinvest such income were to change and cash was repatriated to the United States. Our cash and cash equivalents increased $155.3 million from September 30, 2024, primarily due to less cash used in capital expenditures and share repurchases partially offset by lower cash provided operating activities.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes, dividends and share repurchases. We have access to the ABL Credit Facility to fund our operational needs. As of September 30, 2025, there were no outstanding borrowings under the ABL Credit Facility (and no standby letters of credit issued under the ABL Credit Facility). The borrowing base was estimated to be $325.0 million and approximately $325.0 million was available under the ABL Credit Facility as of September 30, 2025.

Our use of cash may fluctuate during the year and from year to year due to differences in demand and changes in economic conditions primarily related to the prices of commodities we purchase.

Capital expenditures have historically been necessary to expand and update the production capacity and improve the productivity of our manufacturing operations and IT initiatives aimed to facilitate the ease of doing business with Atkore. In fiscal 2025, $107.1 million was spent on equipment, which included both routine capital expenditures and spending on growth initiatives such as water pipe and other product categories to support Global Megaprojects.

We have purchase commitments of $110.9 million and $4.1 million for the years 2026 and 2027, which represent purchases of raw materials in the normal course of business for which all significant terms have been confirmed.

As of September 30, 2025, we had $0.7 million of income tax liability, gross unrecognized tax benefits of $4.5 million and gross interest and penalties of $0.6 million. Of these amounts, $4.4 million is classified as a non-current liability in the consolidated balance sheet.

The projected company pension contribution for fiscal 2026 is $0.4 million.

Servicing of our existing debt instruments includes the following estimated cash outflows:

($ in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Senior Notes due June 2031	$—	$—	$—	$400,000	$400,000
New Senior Secured Term Loan Facility Due September 2032	3,730	7,460	7,460	354,350	373,000
Interest payments (a)	39,385	75,687	70,061	14,232	199,365
Total	$43,115	$83,147	$77,521	$768,582	$972,365

(a) Interest expense is estimated based on outstanding loan balances assuming principal payments are made according to the payment schedule and interest rates as of September 30, 2025 (4.25% for the Senior Notes, and 5.3% for the New Senior Secured Term Loan Facility).

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

The agreements governing the Credit Facilities significantly restrict the ability of our subsidiaries, including AII, to pay dividends, make loans or otherwise transfer assets from AII and, in turn, to us. Further, AII's subsidiaries are permitted under the terms of the Credit Facilities to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to AII and, in turn, to us. The New Senior Secured Term Loan Facility requires AII to meet a certain consolidated coverage ratio on an incurrence basis in connection with additional indebtedness. The ABL Credit Facility contains limits on additional indebtedness based on various conditions for incurring the additional debt. AII has been in compliance with the covenants under the agreements for all periods presented. See Note 14, “Debt” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

Cash Flows

The table below summarizes cash flow information derived from our statements of cash flows for the fiscal years ended September 30, 2025 and September 30, 2024.

	Fiscal year ended
(in thousands)	September 30, 2025	September 30, 2024	Change ($)	Change (%)
Cash flows provided by (used in):
Operating activities	$402,762	$549,033	$(146,271)	(26.6)%
Investing activities	(85,551)	(154,336)	68,785	(44.6)%
Financing activities	(160,451)	(435,282)	274,831	(63.1)%

Operating activities

During fiscal 2025, operating activities provided $402.8 million of cash, compared to $549.0 million during fiscal year 2024. The decrease in cash provided by operating activities was primarily driven by lower operating income of $601.6 million, partially offset by non-cash asset impairments of $214.4 million, less cash used in working capital of $123.1 million, tax impacts of $105.5 million, higher depreciation and amortization of $8.6 million and a non-cash loss on sale of a business of $6.2 million.

Investing activities

During fiscal 2025, we used $85.6 million of cash for investing activities, compared to $154.3 million during fiscal 2024. The $68.8 million decrease in cash used for investing activities was primarily driven by decreased capital expenditures of $42.8 million year over year, $6.0 million in cash used for acquisitions in fiscal 2024 with no corresponding activity in fiscal 2025, proceeds from the sale of property, plant and equipment of $12.8 million in fiscal 2025 and proceeds from sale of a business of $7.0 million in fiscal 2025.

Financing Activities

During fiscal 2025, we used $160.5 million for financing activities, compared to $435.3 million during fiscal 2024. The decrease in cash used for financing activities during fiscal 2025 was primarily driven by decreased share repurchases of $281.0 million and decreased share issuance costs of $11.6 million, partially offset by increased dividends paid of $9.7 million and increased debt financing costs of $7.2 million.

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

Investing activities

During fiscal 2024, we used $154.3 million of cash for investing activities, compared to $302.2 million during fiscal 2023. The $147.8 million decrease in cash used for investing activities was primarily driven by $77.3 million in decreased cash used for acquisitions in fiscal 2024, compared to fiscal 2023 and decreased capital expenditures of $69.0 million.

Financing Activities

During fiscal 2024, we used $435.3 million for financing activities, compared to $506.8 million during fiscal 2023. The decrease in cash used for financing activities during fiscal 2024 was primarily driven by repurchases of shares of $381.0 million in fiscal 2024, as compared to $491.0 million of share repurchases in fiscal 2023, partially offset by dividends paid of $34.5 million in fiscal 2024.

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

We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. See Note 8, “Income Taxes” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

For fiscal 2025, 2024, and 2023 the Company performed a quantitative impairment assessment for goodwill. The Company calculated the fair value of its six reporting units considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) the comparable transaction method. The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and EBITDA margins, as well as the perceived risk associated with those forecasts. Fair value under the guideline public company method is determined for each reporting unit by applying market multiples for comparable public companies to the reporting unit’s financial results. Fair value under the comparable transaction method is determined based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the guideline public company method and the comparable transaction method calculations are the assumptions used in determining the reporting unit's comparable public companies, comparable transactions and the selection of the market multiples.

In fiscal 2025, the Company recorded a goodwill impairment on the Mechanical reporting unit of $18.9 million as a result of its annual impairment test. The Company did not record any goodwill impairments in fiscal 2024. In 2023, as a result of the Company’s plan to exit operations in Russia and expectation to sell the related business at a loss, the Company recognized a $1.7 million goodwill impairment on the related reporting unit on a relative fair value basis. As of September 30, 2025, the fair values of the Conduit & Fittings and EMEA reporting units exceed their respective carrying value. However, less than significant changes in the valuation assumptions provided by management could have resulted in scenarios where carrying value exceeded calculated fair value and could have resulted in an impairment.

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

During fiscal 2025, 2024, and 2023 the results indicated all indefinite-lived intangible assets had significant excess of fair value over the carrying value. A reasonably possible change in the estimated revenues associated with the indefinite-lived intangible assets, selected royalty rates or the residual growth rate would not result in an impairment of any of these assets.

Long-Lived Asset and Finite - Lived Intangible Asset Impairments

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

The Company also considers potential impairment indicators associated with other finite-lived intangible assets, including its customer relationships, patents, and non-compete agreements. An impairment is recognized if the carrying value of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The Company's key customers are primarily wholesale and national distributors. The terms of these relationships are based on purchase orders and are not contractually based. Customer relationships are amortized on a straight-line basis over their useful lives, ranging from 6 to 14 years. The Company evaluates the appropriateness of remaining useful lives based on customer attrition rates. Other intangible assets are amortized on a straight-lined basis over their estimated useful lives, ranging from 1 to 20 years. During fiscal 2025, the Company identified indicators of impairment on the long-lived assets of the HDPE business, which resulted in non-cash impairment charges of $194,450 and a change in the estimated remaining useful life for the HDPE business’s customer relationship intangibles. See Note 13, “Goodwill and Intangible Assets” and Note 15, “Fair Value Measurements.” The Company did not have a triggering event in fiscal 2024 and 2023.

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
•our inability to introduce new products effectively or implement our innovation strategies;
•safety and labor risks associated with the manufacture and in the testing of our products;

•our ability to protect our intellectual property and other material proprietary rights;
•risks inherent in doing business internationally;
•changes in foreign laws and legal systems, including as a result of Brexit;
•our inability to continue importing raw materials, component parts and/or finished goods;
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

Interest Rate Risk

The Credit Facilities, excluding our Senior Notes, bear interest at a floating rate. On March 15, 2023, the Company entered into an amendment to the New Senior Secured Term Loan Facility to implement a forward-looking interest rate based on SOFR in lieu of LIBOR, consisting of an applicable margin of 2.00% and a credit spread adjustment of (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period. Further, on March 24, 2023, the Company entered into an amendment to the Amended ABL Credit Facility to implement a forward-looking interest rate based on SOFR in lieu of LIBOR consisting of an applicable margin ranging from 1.25% to 1.75% and a credit spread adjustment of 0.10%. On September 29, 2025, the Company entered into an amendment of its New Senior Secured Term Loan, extending the maturity and amending the interest rate as described in Note 14, “Debt.” As a result, we are exposed to fluctuations in interest rates to the extent of our net borrowings under the New Senior Secured Term Loan, which were $373.0 million at September 30, 2025. As of September 30, 2025, SOFR exceeded

1.00%; therefore, each one percentage point change in interest rates would result in an approximately $3.8 million change in the annual interest expense on our Senior Secured Term Loan Facility. As of September 30, 2025, assuming availability was fully utilized, each one percentage point change in interest rates would result in an approximately $3.3 million change in annual interest expense on the ABL Credit Facility. Additionally, if the ABL Credit Facility were fully utilized, the margin we pay on borrowings would increase by 0.1% from the current level and we would incur additional interest expense of $0.3 million.

Credit Risk

We are exposed to credit risk on accounts receivable balances. This risk is mitigated due to our large, diverse customer base. In fiscal 2025, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 40% of our net sales. As of September 30, 2025, Sonepar USA represented 13% and CED National represented 12% of the Company’s accounts receivable, with no significant amounts past due. As of September 30, 2024, Sonepar USA represented 17% and CED National represented 11% of the Company’s accounts receivable with no significant amounts past due. See Note 18, “Segment Information” to the accompanying consolidated financial statements included elsewhere in this Annual Report.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atkore Inc. and subsidiaries (the "Company") as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2025, and the related notes and the schedules listed in the Index at Part IV, Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill - Refer to Notes 1 and 12 to the financial statements

Critical Audit Matter Description

As discussed in Note 1 and 12 to the financial statements, the Company's evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The

Company engaged an independent valuation specialist to assist in the Company's determination of the estimated fair values for each reporting unit. This determination includes estimating the fair value of each reporting unit using the income approach, guideline public company method, and comparable transaction method. The income approach requires management to estimate internally forecasted future cash flows, and to discount the cash flows using a weighted average cost of capital (discount rate) for each reporting unit. The guideline public company method is determined for each reporting unit by applying market multiples for comparable public companies to the reporting unit’s financial results. The comparable transaction method utilizes exchange prices in actual transactions and on asking prices for controlling interests in public or private companies to apply multiples to the reporting unit’s financial results.

For the year ended September 30, 2025, the Company recorded impairment charges of $18.9 million related to the goodwill of the Mechanical Reporting Unit in the consolidated statement of operations and consolidated balance sheet.

We identified the valuation of goodwill within the Mechanical, Conduit & Fittings and EMEA reporting units (the "Reporting Unit(s)") as a critical audit matter because of the significant judgments made by management to estimate the respective fair values of the Reporting Units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to the selection of the weighted average cost of capital and forecasts of revenue growth and earnings before interest, taxes, depreciation, and amortization ("EBITDA").

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's forecasts of revenue growth and EBITDA and the selection of the weighted average cost of capital for each Reporting Unit included the following, among others:
• We tested the effectiveness of management’s internal controls over the goodwill impairment evaluations, including those over the forecasts of revenue growth and EBITDA, and over the selection of the weighted average cost of capital for each of the Reporting Units.
• We evaluated the reasonableness of management’s forecasts of revenue growth and EBITDA by:
o Comparing the forecasts to historical financial results, third-party economic research, and industry performance;
o Performing sensitivity analysis for the forecasts and weighted average cost of capital utilized;
o Comparing the forecasts to internal communications to management and the Board of Directors;
o Evaluating the impact of changes in the business environment on management’s forecasts;
o Conducting inquiries with management; and
o Evaluating whether the forecasts were consistent with evidence obtained in other areas of the audit.
• With the assistance of fair value specialists, we evaluated management’s selection of the weighted average cost of capital for the Reporting Units by:
o Testing the inputs underlying the determination of the weighted average cost of capital and testing the mathematical accuracy of the calculations; and
o Developing a range of independent estimates and comparing those to the weighted average cost of capital selected by management.

Impairment of HDPE Asset Group — Refer to Notes 1, 12 and 14 to the financial statements

Critical Audit Matter Description

As discussed in Note 1, 12 and 14 to the financial statements, due to updates of cash flow projections in the second quarter of 2025, the Company concluded that an impairment existed for certain long-lived assets related to its HDPE pipe and conduit products, including definite-lived intangible assets, fixed assets, and right-of-use (“ROU”) assets associated with certain operating leases (collectively, the “HDPE Asset Group”). Subsequently, on September 29, 2025, the Company announced a potential sale of the

HDPE business. Due to this announced potential sale, the Company determined there was an additional indicator of further impairment of the HDPE Asset Group.

Consequently, in the second quarter of 2025 and again in the fourth quarter of 2025, the Company engaged an independent valuation specialist to assist with performing a discounted cash flow valuation analysis of the HDPE Asset Group which required management to estimate future cash flows expected to be generated and determine an appropriate weighted average cost of capital for the purposes of discounting the future cash flows.

In the second quarter of 2025, the Company recognized a $127.7 million impairment on the HDPE Asset Group in the consolidated statement of operations, equaling the excess of the HDPE Asset Group’s carrying amount of $251.0 million over its estimated fair value of $123.2 million.

In the fourth quarter of 2025, the Company recognized an additional $64.8 million impairment of the HDPE Asset Group in the consolidated statement of operations, equaling the excess of the HDPE Asset Group’s carrying amount of $117.5 million over its estimated fair value of $50.7 million.

We identified the Company’s impairment assessments as a critical audit matter because of the significant judgments made to determine the fair values of the HDPE Asset Group. This required a high degree of auditor judgment, and an increased extent of effort, including the need to involve our valuation specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to the selection of the weighted average cost of capital, and forecasts of revenue growth and of earnings before interest, taxes, depreciation, and amortization ("EBITDA").

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's forecasts of revenue growth and EBITDA and the selection of the weighted average cost of capital used in the impairment analysis included the following, among others:
• We tested the effectiveness of management’s internal controls over the impairment analysis, including those related to forecasts of revenue growth and EBITDA, and over the selection of the weighted average cost of capital
• We evaluated the reasonableness of the forecasts of projected forecasts of revenue growth and EBITDA by:
o Comparing forecasts to historical financial results;
o Performing sensitivity analysis for the forecasts and weighted average cost of capital utilized;
o Testing supporting evidence by obtaining and inspecting relevant documentation such as contracts, and third-party economic research;
o Evaluating the impact of changes in the business environment on the forecasts and;
o Conducting inquiries with management.
• With the assistance of fair value specialists, we evaluated management’s selection of the weighted average cost of capital by:
o Testing the inputs underlying the determination of the weighted average cost of capital and testing the mathematical accuracy of the calculations; and
o Developing a range of independent estimates and comparing those to the weighted average cost of capital selected by management.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 25, 2025

We have served as the Company’s auditor since 2011.

ATKORE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Fiscal Year Ended
(in thousands, except per share data)	Note	September 30, 2025	September 30, 2024	September 30, 2023
Net sales		$2,850,378	$3,202,053	$3,518,761
Cost of sales		2,174,286	2,124,214	2,179,260
Gross profit		676,092	1,077,839	1,339,501
Selling, general and administrative		396,609	397,544	388,206
Intangible asset amortization	13	41,924	55,511	57,804
Asset impairment charges	13	214,386	—	—
Operating income		23,173	624,784	893,491
Interest expense, net		33,269	35,584	35,232
Loss on extinguishment of debt	14	795	—	—
Other expense, net	7	7,699	1,963	7,969
(Loss) Income before income taxes		(18,590)	587,237	850,290
Income tax (benefit) expense	8	(3,415)	114,365	160,391
Net (loss) income		$(15,175)	$472,872	$689,899

Net (loss) income per share
Basic	9	$(0.45)	$12.83	$17.51
Diluted	9	$(0.45)	$12.69	$17.27
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Fiscal Year Ended
(in thousands)	Note	September 30, 2025	September 30, 2024	September 30, 2023
Net (loss) income		$(15,175)	$472,872	$689,899
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment		1,112	14,453	10,212
Change in unrecognized income related to pension benefit plans		(6)	393	5,994
Total other comprehensive income	10	1,106	14,846	16,206
Comprehensive (loss) income		$(14,069)	$487,718	$706,105
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	Note	September 30, 2025	September 30, 2024
Assets
Current Assets:
Cash and cash equivalents		$506,699	$351,385
Accounts receivable, less allowance for current and expected credit losses of $5,128 and $6,322, respectively		447,035	489,926
Inventories, net	11	484,845	524,695
Prepaid expenses and other current assets		162,225	158,382
Total current assets		1,600,804	1,524,388
Property, plant and equipment, net	12	594,266	652,093
Intangible assets, net	13	160,758	340,431
Goodwill	13	294,485	314,000
Right-of-use assets, net	2	156,679	180,656
Deferred income taxes	8	35,863	554
Other long-term assets		9,067	9,281
Total Assets		$2,851,922	$3,021,403
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	14	$3,730	$—
Accounts payable		241,246	262,201
Income tax payable		720	2,000
Accrued compensation and employee benefits		49,192	44,723
Customer liabilities	1	128,538	108,782
Lease obligations	2	26,995	22,038
Other current liabilities		74,098	71,122
Total current liabilities		524,519	510,866
Long-term debt	14	756,802	764,838
Long-term lease obligations	2	144,293	164,328
Deferred income taxes	8	13,451	26,574
Other long-term liabilities		14,516	14,897
Total Liabilities		1,453,581	1,481,503
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 33,665,258 and 34,859,033 shares issued and outstanding, respectively		338	350
Additional paid-in capital		526,600	509,254
Retained earnings		889,391	1,049,390
Accumulated other comprehensive loss	10	(17,988)	(19,094)
Total Equity		1,398,341	1,539,900
Total Liabilities and Equity		$2,851,922	$3,021,403
See Notes to Consolidated Financial Statements

ATKORE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Fiscal year ended
(in thousands)	Note	September 30, 2025	September 30, 2024	September 30, 2023
Operating activities
Net (loss) income		$(15,175)	$472,872	$689,899
Adjustments to reconcile net income to net cash provided by operating activities
Asset impairment charges		214,386	—	—
Depreciation and amortization		124,533	121,018	115,524
Amortization of debt issuance costs and original issue discount		2,092	2,151	2,151
Deferred income taxes	8	(48,038)	3,369	12,860
Loss on extinguishment of debt	14	795	—	—
Provision for losses on accounts receivable and inventory		2,140	5,096	5,269
Stock-based compensation expense	6	23,561	20,300	21,101
Amortization of right-of-use assets	2	35,309	30,194	20,321
Loss on sale of business	4	6,243	—	—
Other adjustments to net income		(473)	(1,076)	7,481
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		40,233	72,732	(30,278)
Inventories		37,355	(31,920)	(42,419)
Prepaid expenses and other current assets		3,705	(18,610)	(11,152)
Accounts payable		(8,420)	(37,558)	32,298
Income taxes		(6,987)	(46,163)	(3,088)
Accrued and other liabilities		29,534	(23,134)	9,800
Lease assets and liabilities		(31,715)	(25,557)	(19,976)
Other, net		(6,316)	5,319	(2,157)
Net cash provided by operating activities		402,762	549,033	807,634
Investing activities
Capital expenditures		(107,108)	(149,861)	(218,888)
Proceeds from sale of properties, plant and equipment		12,766	1,561	123
Proceeds from insurance claims		1,770	—	—
Proceeds from sale of a business	4	7,021	—	—
Acquisitions of businesses, net of cash acquired	3	—	(6,036)	(83,385)
Net cash used for investing activities		(85,551)	(154,336)	(302,150)
Financing activities
Issuance of common stock, net of taxes withheld	6	(6,214)	(17,824)	(14,428)
Repurchase of common stock		(100,026)	(381,040)	(491,033)
Payments for debt financing costs and fees	14	(7,193)	—	—
Finance lease payments		(2,814)	(1,957)	(1,320)
Dividends paid to shareholders		(44,204)	(34,461)	—
Net cash used for financing activities		(160,451)	(435,282)	(506,781)
Effects of foreign exchange rate changes on cash and cash equivalents		(1,446)	3,856	661
Increase (decrease) in cash and cash equivalents		155,314	(36,729)	(637)

		Fiscal year ended
(in thousands)	Note	September 30, 2025	September 30, 2024	September 30, 2023
Cash and cash equivalents at beginning of period		351,385	388,114	388,751
Cash and cash equivalents at end of period		$506,699	$351,385	$388,114

Supplementary Cash Flow information
Interest paid		$37,286	$47,099	$43,670
Income taxes paid, net of refunds		(5,666)	66,369	150,934
Capital expenditures, not yet paid		1,685	12,848	7,893
Acquisitions of businesses, not yet paid		—	—	13,625
Operating cash flows from cash paid on operating lease liabilities		21,215	18,526	15,155
Operating lease right-of-use assets obtained in exchange for lease liabilities		11,135	73,294	63,644
See Notes to Consolidated Financial Statements
Certain prior year amounts have been reclassified to conform to current year presentation.

ATKORE INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three year period ended September 30, 2025

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount	Amount
Balance as of September 30, 2022	41,351	$415	$(2,580)	$500,117	$801,981	$(50,146)	$1,249,787
Net income	—	—	—	—	689,899	—	689,899
Other comprehensive income	—	—	—	—	—	16,206	16,206
Stock-based compensation	—	—	—	21,101	—	—	21,101
Issuance of common stock, net of shares withheld for tax	288	3	—	(14,435)	—	—	(14,432)
Repurchase of common stock	(4,322)	(43)	—	—	(494,399)	—	(494,442)
Retirement of Treasure Stock	—	—	2,580	—	(2,580)	—	—
Balance as of September 30, 2023	37,317	375	—	506,783	994,901	(33,940)	1,468,119
Net income	—	—	—	—	472,872	—	472,872
Other comprehensive income	—	—	—	—	—	14,846	14,846
Stock-based compensation	—	—	—	20,300	—	—	20,300
Issuance of common stock, net of shares withheld for tax	486	4	—	(17,829)	—	—	(17,825)
Repurchase of common stock	(2,945)	(29)	—	—	(383,922)	—	(383,951)
Dividends Paid to Shareholders	—	—	—	—	(34,461)	—	(34,461)
Balance as of September 30, 2024	34,858	350	—	509,254	1,049,390	(19,094)	1,539,900
Net income	—	—	—	—	(15,175)	—	(15,175)
Other comprehensive income	—	—	—	—	—	1,106	1,106
Stock-based compensation	—	—	—	23,561	—	—	23,561
Issuance of common stock, net of shares withheld for tax	129	1	—	(6,215)	—	—	(6,214)
Repurchase of common stock	(1,322)	(13)	—	—	(100,620)	—	(100,633)
Dividends Paid to Shareholders	—	—	—	—	(44,204)	—	(44,204)
Balance as of September 30, 2025	33,665	$338	$—	$526,600	$889,391	$(17,988)	$1,398,341
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

On November 11, 2022, the board of directors approved an amendment to the aforementioned plan, extending it to a total repurchase authorization of the Company’s outstanding stock of $1,300 million. As of September 30, 2025, there were no authorized repurchases remaining.

On May 2, 2024, the board of directors approved a share repurchase program, under which the Company may repurchase up to $500.0 million of its outstanding stock. As of September 30, 2025, $328.1 million of repurchases remained available under the plan.

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

The Company has contractual arrangements with certain customers to transfer a portion of the tax credits or to otherwise provide a rebate based on an agreed-upon value of the tax credits generated. Pursuant to such contractual arrangements, if the tax credits will be transferred to the customer, the Company identifies two separate performance obligations: (1) transfer of the promised goods; and (2) transfer of the defined portion of the tax credits earned. The Company allocates the total value of these transactions between the two performance obligations. As a result of this allocation, the Company recognizes a reduction to revenue, similar to a rebate. For arrangements with no transfer of tax credits there is only a single performance obligation to transfer the promised goods and a rebate, which is recognized as a reduction of revenue, is granted based on the agreed-upon value of the tax credits generated.

The solar energy tax credit receivable is recorded in Prepaid Expenses and Other Current Assets and the liability to transfer the defined portion of the tax credits or the economic value is recorded in Customer Liabilities.

For the year ended September 30, 2025, the Company has recognized a reduction of revenue of $52,989 for the economic value of tax credits to be transferred and a benefit to cost of sales of $58,369. As of September 30, 2025, the Company has a liability of $12,985 for credits to be transferred or the value thereof. As of September 30, 2025, all activity related to the solar energy tax credits is within the Safety & Infrastructure segment.

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

To the extent that the Company receives cash payments for performance obligations that have not yet been met, the Company records these amounts as deferred revenue within the Customer Liabilities line on the balance sheet.

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

The Company typically receives payment 30 to 60 days from the point it has satisfied the related performance obligation. See Note 18, “Segment Information” for revenue disaggregated by geography and product categories.

Cost of Sales — The Company includes all costs directly related to the production of goods for sale in cost of sales in the statement of operations. These costs include direct material, direct labor, production related overheads, excess and obsolescence costs, lower of cost or market provisions, freight costs, and the depreciation and amortization of assets directly used in the production of goods for sale.

Selling, General and Administrative Expenses — These amounts primarily include payroll-related expenses for both administrative and selling personnel, compensation expense from stock-based awards, restructuring-related charges, third-party professional services and transactional gains or losses for foreign currency transactions, excluding the foreign exchange exposure for intercompany loan transactions, which is included in Other expense, net.

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

Inventories — Inventories are recorded at the lower of cost (primarily LIFO) or market value. The Company estimates losses for excess and obsolete inventory through an assessment of its net realizable value based on the aging of the inventory and an evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price. See Note 11, “Inventories, net.”

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
The Company also considers potential impairment indicators associated with other finite-lived intangible assets, including its customer relationships, patents, and non-compete agreements. An impairment is recognized if the carrying value of an asset or asset group exceeds the estimated undiscounted future cash flows expected to result from the use of the asset or asset group and its eventual disposition. The Company's key customers are primarily wholesale and national distributors. The terms of these relationships are based on purchase orders and are not contractually based. Customer relationships are amortized on a straight-line basis over their useful lives, ranging from 6 to 14 years. The Company evaluates the appropriateness of remaining useful lives based on customer attrition rates. Other intangible assets are amortized on a straight-lined basis over their estimated useful lives, ranging from 1 to 20 years. During fiscal 2025, the Company identified indicators of impairment on the long-lived assets of the HDPE business, which resulted in non-cash impairment charges of $194,450. See Note 15, “Fair Value Measurements.” The Company did not have a triggering event in fiscal 2024 and 2023.

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

For fiscal 2025, 2024, and 2023, the Company performed a quantitative impairment assessment for goodwill. The Company calculated the fair value of its six reporting units considering three valuation approaches: (a) the income approach; (b) the guideline public company method; and (c) the comparable transaction method. The income approach calculates the fair value of the reporting unit using a discounted cash flow approach. Internally forecasted future cash flows, which the Company believes reasonably approximate market participant assumptions, are discounted using a weighted average cost of capital (Discount Rate) developed for each reporting unit. The Discount Rate is developed using market observable inputs, as well as considering whether or not there is a measure of risk related to the specific reporting unit’s forecasted performance. The key uncertainties in these calculations are the assumptions used in determining the reporting unit’s forecasted future performance, including revenue growth and EBITDA margins, as well as the perceived risk associated with those forecasts. Fair value under the guideline public company method is determined for each reporting unit by applying market multiples for comparable public companies to the reporting unit’s financial results. Fair value under the comparable transaction method is determined based on exchange prices in actual transactions and on asking prices for controlling interests in public or private companies currently offered for sale by applying market multiples for comparable public companies to the unit’s financial results. The key uncertainties in the guideline public company method and the comparable transaction method calculations are the assumptions used in determining the reporting unit's comparable public companies, comparable transactions and the selection of the market multiples.

As a result of the Company’s plans to exit its operations in Russia and expectation to sell the related business at a loss, the Company recognized a goodwill impairment of $1,721 in fiscal 2023 that was allocated from the reporting unit on a relative fair value basis. As a result of annual goodwill impairment testing performed in fiscal 2025, it was determined that the goodwill of the Mechanical reporting unit was impaired as the reporting unit’s book value exceeded its fair value. The Company recorded a goodwill impairment on the Mechanical reporting unit of $18,885. See Note 13, “Goodwill and Intangible Assets.” The Company did not record any goodwill impairments in fiscal 2024.

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

The Company did not record any indefinite-lived asset impairments in fiscal 2025, 2024, and 2023.

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

Certain tax positions may be considered uncertain requiring an assessment of whether an allowance should be recorded. Provisions for uncertain tax positions provide a recognition threshold based on an estimate of whether it is more likely than not that a position will be sustained upon examination. The Company measures its uncertain tax positions as the largest amount of benefit that is greater than a 50% likelihood of being realized upon examination. Interest and penalties related to unrecognized tax benefits are recorded as a component of income tax expense. See Note 8, “Income Taxes.”

On August 16, 2022, the IRA was enacted into law. The IRA contains significant tax law changes, including a corporate alternative minimum tax of 15% on adjusted financial statement income, which took effect on October 1, 2023, a 1% excise tax on stock repurchases after December 31, 2022, and various tax incentives which include, but are not limited to, credits related to the manufacturing and selling of components used in the solar energy industry which took effect on January 1, 2023. These tax credits are transferable under the IRA when they meet certain criteria. When credits do not meet the transferability criteria, the benefit is recognized within income tax expense in accordance with ASC 740 “Income Taxes.” Beginning in fiscal 2024, the Company has concluded that the credits generated are transferable. As such, the benefit of the solar energy tax credits is recognized as a reduction of cost of sales.

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

ASU	Description of ASU	Impact to Atkore	Adoption Date
2023-07 Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures	The ASU requires companies to provide additional segment disclosures including disclosing title and position of the chief operating decision maker (“CODM”), disclosure of significant segment expenses provided to and reviewed by the CODM, and that public entities provide all annual disclosures about a reportable segment’s profit or loss and assets required by Topic 280 in interim periods.	The Company adopted the standard in fiscal 2025, including the required ASU disclosures in the Segment Information Footnote of the fiscal 2025 annual report, and will begin providing these disclosures in quarterly reports starting in fiscal 2026	2025
2023-09 Income Taxes (Topic 740); Improvements to Income Tax Disclosures	The ASU requires companies to provide additional tax disclosures including specific categories in the rate reconciliations and reconciling items that meet a quantitative threshold. Additional disclosures are also required for income tax paid and the disaggregation of domestic and foreign income tax expense.	The Company will adopt the standard in fiscal 2026 and include the disclosures required by the ASU within the Income Tax Footnote of the annual report.	2026
2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	The ASU requires companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses. The amendments in this update do not change or remove current expense disclosure requirements presented on the face of the income statement. However, the amendments require the disaggregation of certain expense captions into specified categories in the notes to financial statements and inclusion of certain current disclosures in the same tabular format as the other disaggregation requirements in the amendments.	The Company will adopt the standard in fiscal 2028 and include the disclosures required by the ASU within the annual report and quarterly reports beginning in fiscal 2029.	2028
2025-06 Intangibles-Goodwill and Other-Internal-Use Software (Topic 350-40); Targeted Improvements to the Accounting for Internal-Use Software	This ASU requires companies to consider project stages in determining whether a software development cost for internal-use software is capitalized or expensed. The amendment requires an entity to start capitalizing software costs when management has both authorized and committed to funding the software project and when it is probably that the project will be completed and the software will be used to perform the intended function. Additionally, disclosures are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements in accordance with Subtopic 360-10, Property, Plant, and Equipment-Overall.	The Company is still evaluating the future impact of this accounting standard.	2029

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

Leases

(in thousands)	September 30, 2025	September 30, 2024
Assets
Operating lease assets	$147,061	$171,047
Finance lease assets	15,286	15,009
Right-of-use assets, at cost	$162,347	$186,056
Less: accumulated amortization	(5,668)	(5,400)
Right-of-use assets, net	$156,679	$180,656

Liabilities
Current liabilities:
Current portion of operating lease liabilities	$24,343	$19,547
Current portion of finance lease liabilities	2,652	2,491
Current lease obligations	$26,995	$22,038

Noncurrent liabilities:
Operating lease liabilities	$137,133	$156,788
Finance lease liabilities	7,160	7,540
Long-term lease obligations	$144,293	$164,328
Total lease obligations	$171,288	$186,366

Lease Cost

The following table summarizes lease costs by type of cost for the fiscal year ended September 30, 2025, and the fiscal year ended September 30, 2024. In the consolidated statements of operations, cost of sales and selling, general and administrative expenses included lease costs of $39,726 and $6,453, respectively, for the fiscal year ended September 30, 2025 and $30,113 and $9,151, respectively, for the fiscal year ended September 30, 2024.

	Fiscal year ended
(in thousands)	September 30, 2025	September 30, 2024
Amortization of right-of-use assets	$38,093	$32,169
Interest on lease liabilities	612	308
Variable lease costs	2,439	2,914
Short term lease costs	5,035	3,873
Total lease costs	$46,179	$39,264

Maturity of Lease Liabilities

The Company's maturity analysis of its lease liabilities as of September 30, 2025 is as follows:

(in thousands)	Financing Leases	Operating Leases
2026	$2,979	$29,941
2027	2,549	32,790
2028	1,939	30,288
2029	1,493	24,857
2030	1,050	22,153
2031 and after	1,498	92,084
Total lease payments	$11,508	$232,113
Less: Interest	(1,696)	(70,637)
Present value of lease liabilities	$9,812	$161,476

Lease Term and Discount Rate

	Fiscal year ended
	September 30, 2025	September 30, 2024
Weighted-average remaining lease term (years)
Operating leases	7.5	8.2
Finance leases	4.4	4.9

Weighted-average discount rate
Operating leases	6.5%	6.4%
Finance leases	6.0%	6.0%

3. ACQUISITIONS

No acquisition activity occurred during the fiscal year ended September 30, 2025.

Fiscal 2024

During the fiscal year ended September 30, 2024, the Company paid out $6,036 of accrued purchase price primarily related to the fiscal 2022 acquisition of Cascade Poly Pipe & Conduit and Northwest Polymers, LLC (“Northwest Polymers”), a post-industrial and post-commercial plastic recycler based in Molalla and Aurora, Oregon. No other acquisition activity occurred during fiscal 2024.

Fiscal 2023

On November 7, 2022, Atkore HDPE, LLC, a wholly-owned subsidiary of the Company, acquired the assets of Elite Polymer Solutions (“Elite”), for a purchase price of $90,230, of which $75,981 was paid at closing and an additional purchase price payable of $14,000 was accrued, of which $500 was paid in fiscal 2023 subsequent to the acquisition date. Elite is a manufacturer of high density polyethylene (“HDPE”) conduit, primarily serving the telecommunications, utility, and transportation markets. As a result of the acquisition, the Company preliminarily recognized $18,669 of tax deductible goodwill, $68,480 of identifiable intangible assets, of which $68,200 relates to customer relationships with an estimated useful life of 8 years, and $3,082 of working capital and other net tangible assets. The Company finalized the purchase price allocation of Elite in the fourth quarter of fiscal 2023.

The acquisition in fiscal 2023 was funded using cash-on-hand. The Company incurred approximately 968 in acquisition-related expenses for fiscal 2023, which was recorded as a component of selling, general and administrative expenses.

Net sales and net income of the above acquisition are included in the condensed consolidated financial statement of operations for the post-acquisition period. Due to the immaterial nature of this acquisition, the Company did not include the pro forma results of operations for this acquisition for the current period or the previous interim period.

4. DIVESTITURES
On February 10, 2025, the Company sold Northwest Polymers. The transaction was structured as a stock sale.

(in thousands)
Cash considerations	$7,021
Net assets divested	13,264
Loss on sale of business	$(6,243)

Net assets divested included intangibles, net of $7,692, fixed assets, net of $2,063, working capital of $2,352, right-of-use assets and liabilities of $3,521 and $3,120, respectively, and allocated goodwill of $755. As part of the sale, the Company recognized an additional tax expense of $4,389, which included disallowed loss on the transaction of $1,378 and the write-off of related deferred tax assets of $3,011.

5. POSTRETIREMENT BENEFITS
The Company has a number of non-contributory and contributory defined benefit retirement plans covering certain United States employees. Net periodic pension benefit cost is based on periodic actuarial valuations that use the projected unit credit method of calculation and is charged to the statements of operations on a systematic basis over the expected average remaining service lives of current participants. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation. For all periods presented, all defined pension benefit plans are frozen, whereby participants no longer accrue credited service. The expected return on plan assets is determined using the fair value of plan assets. The net periodic cost for the periods presented was as follows:

	Fiscal Year Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2023
Interest cost	$4,556	$5,264	$5,175
Expected return on plan assets	(4,323)	(3,364)	(5,027)
Amortization of actuarial loss	208	266	667
Net periodic cost	$441	$2,166	$815

The weighted-average assumptions used to determine net periodic pension cost during the period were as follow:

	September 30, 2025	September 30, 2024	September 30, 2023
Discount rate	4.9%	5.8%	5.4%
Expected return on plan assets	4.0%	3.3%	5.0%
Rate of compensation increase	N/a	N/a	N/a

The change in the benefit obligations, plan assets and the amounts recognized on the consolidated balance sheets was as follows (in thousands):

Change in benefit obligations:
Balance as of September 30, 2023	$95,330
Interest cost	5,264
Actuarial gain	8,979
Benefits and administrative expenses paid	(6,384)
Balance as of September 30, 2024	103,189
Interest cost	4,556
Actuarial loss	(3,432)
Benefits and administrative expenses paid	(6,559)
Balance as of September 30, 2025	$97,754

Change in plan assets:
Balance as of September 30, 2023	$105,443
Actual return on plan assets	12,599
Employer contributions	276
Benefits and administrative expenses paid	(6,384)
Balance as of September 30, 2024	111,934
Actual return on plan assets	677
Employer contributions	280
Benefits and administrative expenses paid	(6,558)
Balance as of September 30, 2025	$106,333

Funded status:
Funded status as of September 30, 2024	$8,745
Funded status as of September 30, 2025	$8,578

(in thousands)	September 30, 2025	September 30, 2024
Amounts recognized in the consolidated balance sheets consist of:
Pension Non-Current Assets	$8,578	$8,745
Pension liabilities	—	—
Net amount recognized	$8,578	$8,745

Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Net actuarial loss	$(15,113)	$(15,108)
Total loss recognized	$(15,113)	$(15,108)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	5.2%	4.9%
Rate of compensation increase	N/a	N/a

The following table summarizes the defined benefit pension plans with accumulated benefit obligations in excess of plan assets:

(in thousands)	September 30, 2025	September 30, 2024
Accumulated benefit obligation	$—	$—
Fair value of plan assets	—	—

Neither plan had accumulated benefit obligations in excess of plan assets as of September 30, 2025.

The following table summarizes the defined benefit pension plans with projected benefit obligations in excess of plan assets:

(in thousands)	September 30, 2025	September 30, 2024
Projected benefit obligation	$—	$—
Fair value of plan assets	—	—
Neither plan had projected benefit obligations in excess of plan assets as of September 30, 2025.

In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions. The Company’s investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to minimize risk in the plan assets for the purpose of enhancing the security of benefits for participants. For the pension plans, this policy targets a 100% allocation to debt securities. As of September 30, 2025, the 3% of plan assets held in cash and cash equivalents is a result of timing differences as the Company continues to move to the target allocation of 100% debt securities.

Pension plans have the following weighted-average asset allocations:

Asset Category:	September 30, 2025	September 30, 2024
Debt securities	97%	96%
Cash and cash equivalents	3%	4%
Total	100%	100%

The Company evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk, such as investments in a single entity, industry, foreign country and individual fund manager. As of September 30, 2025, there were no significant concentrations of risk in the Company’s defined benefit plan assets.

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

The Company’s asset allocations are presented in the table below:

	September 30, 2025			September 30, 2024
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Fixed income securities	$31,389	$71,355	$102,744	$34,077	$73,394	$107,471
Cash and cash equivalents	3,589	—	3,589	4,463	—	4,463
Total	$34,978	$71,355	$106,333	$38,540	$73,394	$111,934

Fixed income securities consist primarily of government and agency securities, corporate debt securities, and mortgage and other asset-backed securities. When available, fixed income securities are valued at the closing price reported in the active market in which the individual security is traded. Government and agency securities and corporate debt securities are valued using the most recent bid prices or occasionally the mean of the latest bid and ask prices when markets are less liquid. Asset-backed securities including mortgage-backed securities are valued using broker/dealer quotes when available. When quotes are not available, fair value is determined by utilizing a discounted cash flow approach, which incorporates other observable inputs such as cash flows, underlying security structure and market information including interest rates and bid evaluations of comparable securities. These values are based on the fair value of the underlying net assets owned by the fund. As of September 30, 2025 and September 30, 2024, the Company did not have any Level 3 pension assets

Cash and cash equivalents consist primarily of short-term commercial paper, and other cash or cash-like instruments including settlement proceeds due from brokers, stated at cost, which approximates fair value.

Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance giving rise to the transfer, which generally coincides with the Company’s valuation process.

Contribution amounts are determined and funded based on laws and regulations and with the assistance of professionally qualified actuaries. The Company contributed $280 and $276 to its pension plans for the fiscal years ended September 30, 2025 and September 30, 2024. The Company anticipates that it will contribute at least the minimum required contribution of $350 to its pension plans in fiscal 2026.

Benefit payments, which reflect future expected service as appropriate, are expected to be paid in each fiscal year as follows:

(in thousands)
2026	$7,333
2027	7,383
2028	7,417
2029	7,457
2030	7,482
2030 to 2034	36,705

Defined Contribution Retirement Plans — The Company also sponsors several defined contribution retirement plans - the 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $6,570, $6,396 and $5,483 for the fiscal years ended September 30, 2025, September 30, 2024 and September 30, 2023, respectively.

Multi-Employer Plan — The Company has a liability of $3,598 as of September 30, 2025 and $3,974 as of September 30, 2024 representing the Company’s proportionate share of a multi-employer pension plan which was exited prior to fiscal 2017.

6. STOCK INCENTIVE PLAN

On November 21, 2019, the Company's board of directors approved the Atkore International Group Inc. 2020 Omnibus Incentive Plan (the “2020 Omnibus Incentive Plan”), which was subsequently approved by the Company’s shareholders on January 30, 2020. The 2020 Omnibus Incentive Plan provides for stock purchases and grants of other equity awards, including non-qualified stock options, stock purchase rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance stock units (“PSUs”), stock appreciation rights, dividend equivalents and other stock-based awards to directors, officers, other employees and consultants. The 2020 Omnibus Incentive Plan replaces and succeeds the Atkore International Group Inc. 2016 Omnibus Incentive Plan (the “2016 Omnibus Incentive Plan”). The Company no longer grants awards from the 2016 Omnibus Incentive Plan. Awards previously granted under the 2016 Omnibus Incentive Plan were unaffected by the termination. A maximum of 1.4 million shares of common stock is reserved for issuance under the 2020 Omnibus Incentive Plan. All stock option awards have a ten year life. All share-based awards are expected to be fulfilled with new shares of common stock. Stock compensation expense is included in selling, general and administrative in the Company's consolidated statements of operations and was $23,561, $20,300 and $21,101 for fiscal years 2025, 2024 and 2023, respectively. The total income tax benefit recognized for share-based compensation arrangements was $3,011, $1,619 and $2,706 for fiscal years 2025, 2024 and 2023, respectively.

Stock Options

In accordance with ASC 718 “Compensation - Stock Compensation,” stock compensation expense for stock options is recorded on a straight-line basis over the requisite service period (generally the vesting period), net of actual forfeitures based on the grant-date fair value of the option under the equity accounting method.

The assumptions used in the Black-Scholes option pricing model to value the options granted were as follows:

	Fiscal Year Ended
	September 30, 2025	September 30, 2024	September 30, 2023
Expected dividend yield (a)	n/a	n/a	—%
Expected volatility	n/a	n/a	51%
Range of risk-free interest rates	n/a	n/a	3.92%
Range of expected option lives	n/a	n/a	6 years

(a) No options were issued in fiscal 2024 and fiscal 2025.

On November 17, 2023, the Company announced that quarterly dividends will be paid on the Company’s common stock starting in fiscal 2024. No stock options were granted in fiscal 2025 and 2024. For grants during fiscal years ended 2023, the expected volatility is based on the Company’s stock price volatility. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. The expected life of options is estimated using the simplified method due to limited historical exercise activity. The Company does not estimate forfeitures, which are accounted for as they occur.

Stock option activity for the period September 30, 2022 to September 30, 2025 was as follows:

	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Outstanding as of September 30, 2022	713	$26.00	$13.29	$38,062	5.22
Granted	51	$101.66	$54.06
Exercised	(74)	$13.26	$9.56	$9,201
Forfeited	—	—
Outstanding as of September 30, 2023	690	$32.93	$16.69	$80,152	9.75
Granted	—	$—	$—
Exercised	(253)	$18.46	$10.78	$33,270
Forfeited	(12)	103.67
Outstanding as of September 30, 2024	425	$39.59	$19.23	$20,584	11.52
Granted	—	$—	$—
Exercised	(13)	$11.18	$8.44	$888
Forfeited	—	$—
Outstanding as of September 30, 2025	412	$40.46	$19.56	$12,238	10.84
Exercisable as of September 30, 2025	397	$38.17		$12,238	8.47

As of September 30, 2025, there was $11 of total unrecognized compensation expense related to non-vested options granted expected to be recognized over a weighted-average period of approximately 10.8 years. The total fair value of shares vested during fiscal years 2025, 2024 and 2023 was $1,399, $2,524 and $1,924, respectively.

Cash received from stock option exercises for the fiscal years 2025, 2024 and 2023 was $141, $4,670 and $973, respectively. The actual tax benefit for the tax deductions from stock option exercises totaled $2,261, $10,503 and $2,300, respectively, for fiscal years 2025, 2024 and 2023. The Company does not settle any option exercises, under its current stock incentive plan, in cash.

Restricted Stock Units

Generally, RSUs granted under the 2020 Omnibus Incentive Plan vest ratably over three years. The fair value of RSU grants was based on the closing price of the Company's common stock on the date of grant. RSU compensation expense is recorded on a straight-line basis over the remaining vesting period.

Changes to the Company’s nonvested RSU awards for the year ended September 30, 2025 were as follows:

	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested as of September 30, 2022	262	$58.72
Granted	138	102.71
Vested	(144)	47.43
Forfeited	(10)	84.89
Nonvested as of September 30, 2023	246	$86.16
Granted	157	127.99
Vested	(134)	72.62
Forfeited	(30)	115.57
Dividends	1	118.89
Nonvested as of September 30, 2024	240	$117.81
Granted	251	84.08
Vested	(123)	114.49
Forfeited	(33)	104.39
Dividends	7	96.60
Nonvested as of September 30, 2025	342	$95.14

As of September 30, 2025, there was $14,404 of total unrecognized compensation expense related to non-vested RSUs granted, expected to be recognized over a weighted-average period of approximately 1.66 years. The total fair value of RSUs vested during fiscal years 2025, 2024 and 2023 was $10,751, $18,017 and $17,878 respectively.

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

The grant-date fair value for the performance condition based awards represents the closing stock price on the date of grant. For the grants in fiscal 2025, 2024 and 2023, the closing stock price on the date of grant was $87.93, $130.56 and $101.66 respectively. The grant-date fair value for the market condition based awards was determined using the Monte-Carlo method.

The assumptions used in the Monte-Carlo method to value the performance share awards granted during the fiscal year ended September 30, 2025 were as follows:

	September 30, 2025	September 30, 2024	September 30, 2023
Expected dividend yield	—%	—%	—%
Expected volatility	46%	47%	68%
Risk free interest rates	4.21%	4.77%	4.15%
Expected life	3 years	3 years	3 years
Fair value	$114.57	$162.15	$121.52

On November 17, 2023, the company announced that quarterly dividends will be paid on the Company’s common stock starting in fiscal 2024. No dividends were paid in fiscal 2023. For grants during fiscal year ended 2025, 2024 and 2023, the expected volatility is based on the Company’s stock price volatility. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the award. The expected life of the award represents the weighted-average period of time that awards granted are expected to be outstanding, giving consideration to vesting schedules and expected exercise patterns. The Company does not estimate forfeitures, which are accounted for as they occur.

Changes to the Company’s non-vested PSU awards for the year ended September 30, 2025 were as follows:

	Shares (in thousands)	Weighted-average grant-date fair value
Nonvested as of September 30, 2022	313	$48.19
Granted	69	110.71
Vested	(190)	39.94
Adjustment for achieved performance upon issuance	83	39.31
Forfeited	(1)	31.67
Nonvested as of September 30, 2023	273	$67.02
Granted	67	151.18
Vested	(269)	31.39
Added by Dividends	1	126.08
Adjustment for achieved performance upon issuance	117	31.02
Forfeited	(24)	125.08
Nonvested as of September 30, 2024	165	$126.17
Granted	114	105.02
Vested	(60)	109.22
Added by Dividends	4	118.30
Adjustment for achieved performance upon issuance	24	105.94
Forfeited	(17)	118.00
Nonvested as of September 30, 2025	230	$118.44

As of September 30, 2025, there was $3,363 of total unrecognized compensation expense related to non-vested PSUs granted, expected to be recognized over a weighted-average period of approximately 1.35 years.

7. OTHER EXPENSE, NET

Other expense, net consisted of the following:

	Fiscal Year Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2023
Loss on sale of business	$6,243	$—	$—
Foreign exchange loss (gain) on intercompany loans	1,021	132	(88)
Pension-related expense	178	1,098	579
Loss on assets held for sale	257	733	7,477
Other expense, net	$7,699	$1,963	$7,969
In fiscal 2023, the Company initiated plans to exit operations in Russia and expects to sell the related business at a loss. In fiscal 2025, the Company sold Northwest Polymers and recognized a $6,243 loss on sale of business.

8. INCOME TAXES

Significant components of income before income taxes and income tax expense for the fiscal years ended September 30, 2025, September 30, 2024 and September 30, 2023 consisted of the following:

(in thousands)	September 30, 2025	September 30, 2024	September 30, 2023
Components of income before income taxes:
United States	$(42,814)	$545,826	$817,853
Non-U.S	24,224	41,411	32,437
(Loss) Income before income taxes	$(18,590)	$587,237	$850,290

Income tax expense:
Current:
United States:
Federal	$26,763	$82,125	$110,714
State	9,115	16,012	25,556
Non-U.S:	8,745	12,859	11,261
Current income tax expense	$44,623	$110,996	$147,531

Deferred:
United States:
Federal	$(40,278)	$4,100	$12,670
State	(6,240)	351	1,274
Non-U.S:	(1,520)	(1,082)	(1,085)
Deferred income (benefit) tax expense	(48,038)	3,369	12,860
Income tax expense	$(3,415)	$114,365	$160,391

Differences between the statutory federal income tax rate and effective income tax rate are summarized below:

(in thousands)	September 30, 2025	September 30, 2024	September 30, 2023
Statutory federal tax	21%	21%	21%
Adjustments to reconcile to the effective income tax rate:
State income taxes	1%	2%	3%
Stock-based compensation	(5)%	(2)%	(1)%
Foreign rate differential	(8)%	—%	—%
Disallowed loss on sale of business	(23)%	—%	—%
Solar tax credits	—%	—%	(5)%
General business credits	5%	—%	—%
Nondeductible executive compensation	(11)%	1%	—%
Nondeductible goodwill	(16)%	—%	—%
Pillar 2 Income Taxes	(1)%	—%	—%
Foreign-derived intangible income	1%	—%	—%
Non-deductible meals & entertainment	(2)%	—%	—%
Changes in valuation allowances	1%	—%	—%
Changes in reserves for uncertain tax positions	(7)%	—%	—%
Nontaxable solar tax credits	66%	(3)%	—%
Return to provision	(2)%	—%	—%
Other	(2)%	—%	1%
Effective income tax rate	18%	19%	19%

The Company’s effective tax rate for fiscal 2025 differs from the statutory rate primarily due to disallowed tax loss on the sale of Northwest Polymers Inc. of $4,219 and disallowed goodwill impairment of $3,001 offset by the tax benefit of nontaxable solar manufacturing credits of $12,258.
The Company’s effective tax rate for fiscal 2024 differs from the statutory rate primarily due to state income taxes of $12,805 offset by the tax benefit of nontaxable solar manufacturing credits of $18,972 and the excess tax benefits from share-based compensation of $13,773.

The Company’s effective tax rate for fiscal 2023 differs from the statutory rate primarily due to state income taxes of $21,630, and solar tax credits of $39,493.

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax assets are as follows:

(in thousands)	September 30, 2025	September 30, 2024
Deferred tax assets:
Accrued liabilities and reserves	$38,820	$39,232
Tax loss and credit carryforwards	20,506	20,436
Capitalized research and development	10,854	8,446
Inventory	17,089	14,274
Lease obligations	42,544	46,179
Other	1,939	1,121
	$131,752	$129,688
Deferred tax liabilities:
Property, plant and equipment	$(31,773)	$(40,373)
Intangible assets	(11,961)	(43,487)
Right-of-use assets, net	(38,932)	(44,722)
Other	(5,820)	(6,609)
	$(88,486)	$(135,191)
Net deferred tax liability before valuation allowance	43,266	(5,503)
Valuation allowance	(20,854)	(20,517)
Net deferred tax liability	$22,412	$(26,020)

As of September 30, 2025, the Company has $24,687 of state net operating loss carryforwards which expire beginning in 2026 through 2045. In certain non-U.S. jurisdictions, the Company has net operating loss carryforwards of $73,879 which have an expiration period ranging from five years to unlimited.

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

As of September 30, 2025, and September 30, 2024, the Company had unrecognized tax benefits of $4,517 and $3,367 which, if recognized, would positively benefit the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2025 and September 30, 2024, the Company had accrued interest and penalties of $648 and $516, respectively, in the consolidated balance sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefit, excluding interest and penalties, is as follows:

(in thousands)	For the period from September 30, 2022 to September 30, 2025
Balance as of September 30, 2022	$985
Additions based on tax positions related to prior years	(75)
Additions based on tax positions related to current year	1,792
Settlements	(121)
Balance as of September 30, 2023	2,581
Additions based on tax positions related to prior years	84
Additions based on tax positions related to current year	1,287
Settlements	(585)
Balance as of September 30, 2024	3,367
Additions based on tax positions related to prior years	578
Additions based on tax positions related to current year	754
Expiration of statute of limitations	(182)
Balance as of September 30, 2025	$4,517

During fiscal 2025, the balance of unrecognized tax benefits increased by $1,332 as a result of federal and various state jurisdictions’ uncertain positions, partially offset by a decrease of $182 as a result of expiration of statute of limitations. The related accrued penalties and interest for uncertain tax positions increased by $132.

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

Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities.

The following tax years remain subject to examination by the major tax jurisdictions as follows:

Jurisdiction	Years Open to Audit
United States	2022, 2023 and 2024

The Company's income tax returns are examined periodically by various taxing authorities. The Company is currently under examination in various state jurisdictions. Based on the current status of its income tax audits, the Company believes that it is reasonably possible that there would be no material changes to the unrecognized tax benefits in the next twelve months.

Other Income Tax Matters —

As of September 30, 2025, certain subsidiaries had approximately $182,176 of undistributed income that the Company intends to permanently reinvest. The Company recorded no additional liability for United States or non-U.S income taxes on the undistributed earnings. A liability could arise if the Company's intention to permanently reinvest such income were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed of. It is not practicable to estimate the additional income taxes related to permanently reinvested income or the basis differences related to investments in subsidiaries.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
(in thousands, except per share data)	September 30, 2025	September 30, 2024	September 30, 2023
Numerator:
Net (loss) income	$(15,175)	$472,872	$689,899
Less: Undistributed earnings allocated to participating securities	—	6,135	10,637
Net income available to common shareholders	$(15,175)	$466,737	$679,262

Denominator:
Basic weighted average common shares outstanding	34,035	36,390	38,797
Effect of dilutive securities: Non-participating employee stock options (1)	—	399	531
Diluted weighted average common shares outstanding	34,035	36,789	39,328

Basic earnings per share	$(0.45)	$12.83	$17.51
Diluted earnings per share	$(0.45)	$12.69	$17.27

(1) There were no stock options to purchase shares of common stock outstanding during the years ended September 30, 2025, September 30, 2024, and September 30, 2023, respectively, that would have been anti-dilutive. Any anti-dilutive options available would not be included in the calculation of diluted earnings per share.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss by component, net of tax:

(in thousands)	Defined benefit pension items	Currency translation adjustments	Total
Balance as of September 30, 2023	$(10,801)	$(23,139)	$(33,940)
Other comprehensive income before reclassifications	193	14,453	14,646
Amounts reclassified from accumulated other comprehensive loss	200	—	200
Net current period other comprehensive income	393	14,453	14,846
Balance as of September 30, 2024	$(10,408)	$(8,686)	$(19,094)
Other comprehensive income before reclassifications	(162)	1,112	950
Amounts reclassified from accumulated other comprehensive loss	156	—	156
Net current period other comprehensive income	(6)	1,112	1,106
Balance as of September 30, 2025	$(10,414)	$(7,574)	$(17,988)

The following is a summary of the amounts reclassified from accumulated other comprehensive loss to net income:

	Fiscal Year Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2023
Amortization of defined benefit pension items:
Amortization of net loss (included within other income, net)	$208	$266	$667
Tax expense	(52)	(66)	(166)
Net reclassifications for the period	$156	$200	$501

11. INVENTORIES, NET

A majority of the Company records inventory at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 81% and 81% of the Company's inventories are valued at the lower of LIFO cost or market at September 30, 2025 and September 30, 2024, respectively.

(in thousands)	September 30, 2025	September 30, 2024
Purchased materials and manufactured parts, net	$134,869	$153,290
Work in process, net	74,159	74,158
Finished goods, net	275,817	297,247
Inventories, net	$484,845	$524,695

Total inventories would be $8,995 higher and $14,425 lower than reported as of September 30, 2025 and September 30, 2024, respectively, if the first-in, first-out method was used for all inventories. During the years ended September 30, 2025 and September 30, 2024, inventory quantities in specific pools were lower at the end of the period than the quantities at the beginning of the period. This reduction resulted in a liquidation of LIFO inventory quantities carried at net lower costs prevailing in the respective prior years as compared with the cost of respective current year purchases. The effect of this inventory reduction resulted in decreased cost of goods sold and increased operating income of approximately $2,757 and $370.

As of September 30, 2025 and September 30, 2024, the excess and obsolete inventory reserve was $23,192 and $29,176, respectively.

12. PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2025 and September 30, 2024, property, plant and equipment at cost and accumulated depreciation were as follows:

(in thousands)	September 30, 2025	September 30, 2024
Land	$29,766	$29,401
Buildings and related improvements	217,894	192,569
Machinery and equipment	701,220	596,748
Leasehold improvements	22,116	22,814
Software	64,371	57,363
Construction in progress	107,758	248,128
Property, plant and equipment, at cost	1,143,125	1,147,023
Accumulated depreciation	(548,859)	(494,930)
Property, plant and equipment, net	$594,266	$652,093

Depreciation expense for fiscal years ended September 30, 2025, September 30, 2024 and September 30, 2023 was $82,609, $65,507 and $57,720, respectively.

During fiscal 2025, the Company recorded two non-cash impairment charges totaling $59,596 related to certain long-lived assets related to its HDPE pipe and conduit products, primarily fixed assets and definite-lived intangible assets. Impairment charges of $2,918 were recorded to buildings and related improvements, $32,463 were recorded to construction in progress, $1,548 was recorded to leasehold improvements and $22,667 was recorded to machinery and equipment. Refer to Note 14 “Fair Value Measurements” for further discussion of the Company’s impairment review. No impairment was recorded during the fiscal year ended September 30, 2024.

As a result of the asset impairment charges, the book basis of the HDPE fixed assets was adjusted to the new fair value. This resulted in the elimination of previously accumulated depreciation of $14,965, as well as an equivalent reduction in gross fixed assets.

13. GOODWILL AND INTANGIBLE ASSETS

Goodwill — Changes in the carrying amount of goodwill are as follows:

	Segment
(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2023	$258,427	$52,679	$311,106
Exchange rate effects	2,857	37	2,894
Balance as of September 30, 2024	$261,284	$52,716	$314,000
Impairment	—	(18,885)	(18,885)
Divestiture	(755)	—	(755)
Exchange rate effects	314	(189)	125
Balance as of September 30, 2025	$260,843	$33,642	$294,485

Goodwill balances include $5,645 and $61,885 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively, as of September 30, 2025. As a result of the sale of Northwest Polymers, the Company recognized divested allocated goodwill of $755 and, as a result of the Company’s annual goodwill testing, it was determined that the goodwill of the Mechanical reporting unit was impaired as the reporting unit’s book value exceeded its fair value. The Company recorded a goodwill impairment on the Mechanical reporting unit of $18,885. No goodwill impairments were recognized in fiscal 2024.

Intangible Assets — The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets:

		September 30, 2025			September 30, 2024
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Customer relationships	10	$401,771	$(338,201)	$63,570	$600,317	$(371,600)	$228,717
Other	8	25,205	(20,797)	4,408	43,968	(25,067)	18,901
Total		426,976	(358,998)	67,978	644,285	(396,667)	247,618
Indefinite-lived Intangible Assets:
Trade names		92,780	—	92,780	92,813	—	92,813
Total		$519,756	$(358,998)	$160,758	$737,098	$(396,667)	$340,431

During fiscal 2025, the Company recorded non-cash impairment charges totaling $129,907, primarily related to customer relationships. Refer to Note 14, “Fair Value Measurements” for further discussion of the Company’s impairment review. As a result of the asset impairment charges, the book basis of the HDPE intangible assets was adjusted to the new fair value. This resulted in the elimination of previously accumulated amortization of $77,927, as well as an equivalent reduction in gross intangibles.

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Included in the table above are the effects of changes in exchange rates, which were not material for the fiscal year ended September 30, 2025. Amortization expense for the fiscal years ended September 30, 2025, September 30, 2024 and September 30, 2023 was $41,924, $55,511 and $57,804, respectively.

Expected amortization expense for intangible assets over the next five years and thereafter is as follows (in thousands):

2026	$24,945
2027	23,949
2028	9,035
2029	2,924
2030	2,924
2031 and thereafter	4,202

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in estimated useful lives, impairment of intangible assets, and other events. As a result of the HDPE impairments described in Note 15, “Fair Value Measurements”, the estimated remaining weighted average useful life for the HDPE business’s customer relationships intangibles has been reduced from 7 years to 3 years.

14. DEBT

Debt as of September 30, 2025 and September 30, 2024 was as follows:

(in thousands)	September 30, 2025	September 30, 2024
New Senior Secured Term Loan Facility due September 29, 2032	$370,628	$371,952
Senior Notes Due June 1, 2031	400,000	400,000
ABL Credit Facility	—	—
Deferred financing costs	(10,096)	(7,114)
Total debt	$760,532	$764,838
Less: Current portion	3,730	—
Long-term debt	$756,802	$764,838

No principal payments were made on existing debt in fiscal 2023, fiscal 2024 or fiscal 2025.

As of September 30, 2025, future contractual maturities of long-term debt are as follows (in thousands):

2026	$3,730
2027	3,730
2028	3,730
2029	3,730
2030	3,730
2031 and thereafter	754,350
Total	$773,000

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

New Senior Secured Term Loan Facility - On May 26, 2021, the Company entered into a new $400 million senior secured term loan facility (the “New Senior Secured Term Loan Facility”). The New Senior Secured Term Loan Facility will mature on May 26, 2028 and borrowings thereunder bear interest at the rate of either (x) LIBOR (with a floor of 0.50%) plus 2.00% or (y) an alternate base rate (with a floor of 1.50%) plus 1.00%. The New Senior Secured Term Loan Facility has an annual amortization rate of 1.00%.
On March 15, 2023, the Company entered into an amendment to the New Senior Secured Term Loan Facility to implement a forward-looking interest rate based on the Secured Overnight Financing Rate (“SOFR”) in lieu of LIBOR, consisting of an applicable margin of 2.00% and a credit spread adjustment of (i) 0.11448% for a one-month interest period, (ii) 0.26161% for a three-month interest period and (iii) 0.42826% for a six-month interest period. The New Senior Secured Term Loan Facility will mature on May 26, 2028.

On September 29, 2025, the Company entered into a new $373 million senior secured term loan facility (the “New Senior Secured Term Loan Facility”) pursuant to an amendment to its existing Term Loan Credit Agreement (the “Amendment”). The New Senior Secured Term Loan Facility will mature on the earlier of (i) September 29, 2032 and (ii) the date that is 91 days prior to the maturity of the Company’s existing senior notes due June 1, 2031 if more than $100 million of such senior notes remains outstanding as of such date. Borrowings under the New Senior Secured Term Loan Facility will bear interest at the rate of either (x) Term SOFR (with a floor of 0%) plus 2.00%, or (y) an alternate base rate (with a floor of 1.5%) plus 1.00%. The New Senior Secured Term Loan Facility has an annual amortization rate of 1.00%.

The Company recognized a loss on extinguishment of debt related to the refinancing of the New Senior Secured Term Loan Facility of $795.

On May 26, 2021, the Company entered into an amendment to the ABL Credit Facility. The amendment (i) extends the maturity of the facility to the earlier of five years from entering into the amendment or 91 days prior to the maturity date of the New Senior Secured Term Loan Facility if at least $100 million of obligations remain outstanding under the New Senior Secured Term Loan Facility on such date (ii) decreases the interest rate margins applicable to loans under the facility to (a) in the case of United States dollar-denominated loans, either (x) LIBOR plus an applicable margin ranging from 1.25% to 1.75%, or (y) an alternate base rate plus an applicable margin ranging from 0.25% to 0.75% or (b) in the case of Canadian dollar-denominated loans, either (x) the bankers acceptance rate plus an applicable margin ranging from 1.25% to 1.75% or (y) a Canadian prime rate plus an applicable margin ranging from 0.25% to 0.75%. (iii) decreases the fee payable with respect to unutilized availability under the facility from 0.375% to 0.30%, depending on the remaining availability under the ABL Credit Facility the rate may decrease to 0.25% and (iv) makes certain other changes agreed with the lenders under the ABL Credit Facility.

Further, on March 24, 2023, the Company entered into an amendment to the Amended ABL Credit Facility to implement a forward-looking interest rate based on SOFR in lieu of LIBOR, consisting of an applicable margin ranging from 1.25% to 1.75% and a credit spread adjustment of 0.10%.
The Amended ABL Credit Facility has aggregate commitments of $325,000 and is guaranteed by AII, the United States subsidiaries owned directly or indirectly by AII and certain other restricted subsidiaries of AII that AII causes to be a subsidiary guarantor from time to time including as of the closing date for the Amended ABL Credit Facility, Columbia-MBF, Inc., a corporation formed by amalgamation under the laws of Canada (“Columbia-MBF”). AII's availability under the ABL Credit Facility was $325,000 and $325,000 as of September 30, 2025 and September 30, 2024, respectively. Availability under the ABL Credit Facility is subject to a borrowing base equal to the sum of 85% of eligible accounts receivable plus the lesser of (i) 80% of eligible inventory of each borrower and guarantor, valued at the lower of cost and fair market value and (ii) 85% of the net orderly liquidation value of eligible inventory, subject to certain limitations. There were no borrowings outstanding under the ABL Credit Facility as of September 30, 2025 and September 30, 2024, respectively.

The Company accounted for the amendment to the ABL Credit Facility as a modification of debt. The ABL Credit Facility has remained unused in both fiscal 2024 and fiscal 2025.

15. FAIR VALUE MEASUREMENTS

Certain assets and liabilities are required to be recorded at fair value on a recurring basis.

The Company periodically uses forward currency contracts to hedge the effects of foreign exchange relating to intercompany balances denominated in a foreign currency. These derivative instruments are not formally designated as hedges by the Company. Short-term forward currency contracts are recorded in prepaid expenses and other current assets or other current liabilities and long-term forward currency contracts are recorded in other long-term assets or other long-term liabilities in the consolidated balance sheets for the applicable period. The fair value gains and losses are included in other income, net within the consolidated statements of operations. See Note 7, “Other Expense, net” for further detail.

The Company had no active forward currency contracts or other derivative instruments as of September 30, 2025 or September 30, 2024, with the last such contract having expired in the third quarter of fiscal 2022.

Cash flows associated with derivative financial instruments are recognized in the operating section of the consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The following table presents the recurring assets and liabilities measured at fair value as of September 30, 2025 and September 30, 2024 in accordance with the fair value hierarchy:

	September 30, 2025			September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$422,292	$—	$—	$265,077	$—	$—

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.
The estimated fair value of financial instruments not carried at fair value in the consolidated balance sheets were as follows:

	September 30, 2025		September 30, 2024
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
New Senior Secured Term Loan Facility due September 29, 2032	$373,000	$371,135	$373,000	$373,000
Senior Notes due June 2031	400,000	373,164	400,000	364,456
Total debt	$773,000	$744,299	$773,000	$737,456

In determining the approximate fair value of its long-term debt, the Company used the trading value among financial institutions, which were classified within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being market-linked variable rate debt.

Impairment Charge Related to HDPE Assets

During the second quarter of fiscal 2025, the Company recorded non-cash impairment charges of $127,733 against the long-lived assets of the HDPE business, primarily the fixed assets, right-of-use assets and definite-lived intangibles. This was the result of the identification of indicators of impairment related to the Company’s HDPE business. The indicators of impairment were triggered by the emergence in the second quarter of competing technology for federal stimulus funding, an acceleration of constraints on public spending, and adverse market-related conditions during the second quarter, which include delays in the deployment of government stimulus funding for nationwide broadband infrastructure investments, in combination with the Company’s forward-looking cash flow projections.

The impairments were measured as the amount by which the carrying values of the assets, $250,966, exceeded their estimated fair value, $123,233, determined using the discounted cash flow method and industry-based data where available. This measurement resulted in the impairment value of $127,733. The assets of the HDPE business are a part of the Electrical segment.
Of the $127,733 impairment value, $92,397 was recorded in definite lived intangible assets, $31,766 was recorded in fixed assets and $3,570 was recorded in right-of-use assets on the Company’s condensed consolidated statements of operations.

During the fourth quarter of fiscal 2025, the Company recorded an additional non-cash impairment charge of $66,717 against the long-lived assets of the HDPE business. On September 29, 2025, the Company announced a potential sale of the HDPE business. While the HDPE business did not meet the criteria to be recognized as held-for-sale at September 30, 2025, the announcement was identified as an indicator of impairment. The Company used the discounted cash flow method to estimate the fair value of the asset group as $50,800, which was below the carrying value of the assets.

Of the $66,717 impairment recorded in the fourth quarter, $37,510 was recorded in definite lived intangible assets, $27,829 was recorded in fixed assets and $1,378 was recorded in right-of-use assets on the Company’s condensed consolidated statements of operations.

16. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of September 30, 2025, such obligations were $110.9 million for fiscal 2026, $4.1 million for fiscal 2027 and $12.8 million thereafter. These amounts represent open purchase orders for materials used in production.

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

As of the date of this filing, no Special Product Claims are currently pending against the Company, as JCI has resolved all claims at their sole cost and expense. Accordingly, at this time, the Company does not expect the outcome of the Special Products Claims proceedings, either individually or in the aggregate, to have a material adverse effect on its business, financial condition, results of operations or cash flows, and the Company believes that its reserves are adequate for all remaining contingencies for Special Products Claims and other product liabilities.

In the fourth quarter of fiscal 2024, the Company was named a defendant in several putative class action lawsuits, consolidated under the caption In re: PVC Pipe Antitrust Litigation (N.D. Ill. 24-cv-07639),

seeking injunctive and monetary relief on behalf of both direct and indirect purchasers of PVC water pipe and PVC conduit. The suits generally allege anticompetitive conduct related to the price of PVC pipes sold in the United States between approximately 2021 and the present. Specifically, the complaints allege that the defendant PVC pipe manufacturers improperly shared otherwise confidential information through their contribution of information to, and readership of, a weekly report called “PVC & Pipe Weekly” published by defendant Oil Price Information Service, LLC (“OPIS”), as well as through direct and indirect communications with each other. The complaints claim that this conspiracy violated Section 1 of the Sherman Antitrust Act of 1890, as amended, and certain state laws. All cases are pending in federal court for the Northern District of Illinois. The Company believes there are defenses, both factual and legal, to the claims in these various proceedings and the Company plans to vigorously defend itself. A settlement between OPIS and plaintiffs was preliminarily approved in July 2025, obligating OPIS to pay certain monies and to cooperate with plaintiffs. Amended complaints were filed in August 2025 that included additional allegations against the defendants, including the Company. Defendants have filed motions to dismiss the amended complaints, and briefing on these motions will be complete early in 2026.

At this stage of the antitrust litigation, the Company cannot reasonably estimate the range of possible loss or the timing, outcome or consequence of this litigation. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related findings. An adverse outcome in this litigation could have a material adverse impact on the Company’s business, financial position, results of operations or cash flows.

In September 2025, the Company was also named a defendant in a lawsuit in British Columbia, Canada with allegations similar to those in the US antitrust lawsuits. At this time, the Company is not able to predict any outcome or estimate the amount of loss, if any, which could be associated with any adverse decision in this matter.

On February 13, 2025, the Company received from the U.S. Department of Justice Antitrust Division (DOJ) a grand jury subpoena issued by the U.S. District Court for the Northern District of California. The subpoena calls for production of documents relating to the pricing of the Company’s PVC pipe and conduit products. The Company is complying, and intends to continue to comply, with its obligations under the subpoena. In October 2025, the DOJ intervened and sought an order, from the court presiding over the putative antitrust class action lawsuits, staying most discovery in these matters for six months. DOJ’s motion to stay discovery was granted without objection.

In the second quarter of fiscal 2025, the Company and certain of its current and former officers were named as defendants in two putative securities class action lawsuits under the captions Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefits Fund v. Atkore Inc. et al (N.D. Ill 1:25-cv-01851) and Coles v. Atkore Inc. et al (N.D. Ill 1:25-cv-02686). The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10(b)(5) promulgated thereunder, based on disclosures about the Company’s business, operations, and prospects, which were allegedly false or misleading based on the allegations in the antitrust matters described above. The complaints seek damages in an unspecified amount on behalf of all shareholders who purchased shares during the class period. An amended complaint was filed in August 2025, and a further amended Complaint is expected be filed in December 2025. The Company anticipates filing a motion to dismiss after that filing. The Company believes there are defenses, both factual and legal, to the allegations in these proceedings, and the Company plans to vigorously defend the cases.
Also in the second quarter of fiscal 2025, a putative shareholder derivative lawsuit was filed naming the Company as the nominal defendant under the caption Blatzer v. Waltz et al (N.D. Ill 1:25-cv-02833). The Company’s directors and certain of its current and former officers are named as defendants. A second such lawsuit was filed under the caption LR Trust v. Waltz et al (N.D. III 1:25-cv-08009). These complaints assert claims for breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, waste, and violations of federal securities laws, and in LR Trust, an insider trading claim, based primarily on the same alleged conduct underlying the securities class action lawsuits described above, and seeks damages in an unspecified amount and other relief.

At this stage of the securities or derivative litigation, the Company cannot reasonably estimate the range of possible loss or the timing, outcome or consequence of the securities or derivative proceedings described above. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related findings. An adverse outcome in this litigation could have a material adverse impact on the Company’s business, financial position, results of operations or cash flows.

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

17. GUARANTEES

The Company has no letters of credit outstanding to support workers’ compensation and general liability insurance policies and surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $43,749 as of September 30, 2025.

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

18. SEGMENT INFORMATION

Atkore operates its business through two operating segments which are also its reportable segments: Electrical and Safety & Infrastructure. The Company’s operating segments are organized based on primary market channel and, in most instances, the end use of products. The Company reviews the results of its operating segments separately for the purposes of making decisions about resource allocation and performance assessment. The Company evaluates performance on the basis of net sales and Adjusted EBITDA.

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

The Company’s Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer. The CODM uses Adjusted EBITDA to allocate resources predominantly in the annual planning process. Adjusted EBITDA is used to monitor and evaluate periodic results against budget, forecast and prior period results.

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

	Fiscal year ended
	September 30, 2025			September 30, 2024			September 30, 2023
(in thousands)	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA	External Net Sales	Inter- segment Sales	Adjusted EBITDA
Electrical	$1,998,209	$10	$330,512	$2,354,958	$20	$728,341	$2,675,050	$25	$1,004,853
Safety & Infrastructure	852,169	1,200	109,191	847,095	1,982	89,982	843,711	447	103,231
Eliminations	—	(1,210)		—	(2,002)		—	(471)
Consolidated operations	$2,850,378	$—		$3,202,053	$—		$3,518,761	$—

The table below presents the reconciliation of net sales from continuing operations to Adjusted EBITDA by segment.

	Fiscal Year Ended
	September 30, 2025		September 30, 2024		September 30, 2023
(in thousands)	Electrical	Safety and Infrastructure	Electrical	Safety and Infrastructure	Electrical	Safety and Infrastructure
Net Sales	$1,998,219	$853,369	$2,354,978	$849,077	$2,675,074	$844,158
Cost of sales	(1,509,170)	(670,374)	(1,448,980)	(677,224)	(1,503,555)	(676,258)
Selling, general and administrative expenses	(204,062)	(102,706)	(220,136)	(104,135)	(209,947)	(84,401)
Other Segment Items (a)	45,525	28,902	42,479	22,264	43,281	19,732
Adjusted EBITDA	$330,512	$109,191	$728,341	$89,982	$1,004,853	$103,231
(a) Other Segment items include intangibles amortization expense, depreciation expense, interest expense, income tax expense, and other adjustments to the measure of profitability as defined above.
Presented below is a reconciliation of operating segment Adjusted EBITDA to (Loss) Income before income taxes:

	Fiscal Year Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2023
Operating segment Adjusted EBITDA
Electrical	$330,512	$728,341	$1,004,853
Safety & Infrastructure	109,191	89,982	103,231
Total	$439,703	$818,323	$1,108,083
Unallocated expenses (a)	(53,309)	(46,610)	(65,956)
Depreciation and amortization	(124,533)	(121,018)	(115,524)
Interest expense, net	(33,269)	(35,584)	(35,232)
Loss on extinguishment of debt	(795)	—	—
Asset Impairment Charges	(214,386)	—	—
Stock-based compensation	(23,561)	(20,300)	(21,101)
Transaction costs	(291)	(140)	(968)
Gain on purchase of business	(6,243)	—	—
Loss on assets held for sale	(257)	(733)	(7,477)
Other (b)	(1,649)	(6,701)	(11,535)
(Loss) Income before income taxes	$(18,590)	$587,237	$850,290

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

	Capital Expenditures			Total Assets
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2023	September 30, 2025	September 30, 2024	September 30, 2023
Electrical	$56,521	$92,682	$137,485	$1,456,834	$1,773,937	$1,715,419
Safety & Infrastructure	34,084	45,758	69,475	721,156	769,527	753,821
Unallocated (a)	16,503	11,421	11,928	673,932	477,939	465,769
Consolidated operations	$107,108	$149,861	$218,888	$2,851,922	$3,021,403	$2,935,009
(a) Unallocated includes corporate assets primarily consisting of cash, corporate prepaids and fixed assets and income tax-based assets

The Company’s long-lived assets and net sales by geography were as follows:

	Long-lived assets			Net sales
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2023	September 30, 2025	September 30, 2024	September 30, 2023
United States	$681,948	$756,108	$612,066	$2,501,481	$2,817,844	$3,150,143
Other Americas	8,253	9,168	8,655	80,380	92,361	94,064
Europe	53,300	55,907	52,498	220,803	245,764	228,885
Asia-Pacific	7,445	11,566	6,569	47,714	46,084	45,669
Total	$750,946	$832,749	$679,788	$2,850,378	$3,202,053	$3,518,761

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in any of the last three fiscal years:

	Fiscal Year Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2023
Metal Electrical Conduit and Fittings	$455,678	$551,753	$529,083
Plastic Pipe Conduit and Fittings	673,622	921,587	1,252,422
Electrical Cable and Flexible Conduit	494,011	489,927	506,994
Other Electrical products (a)	374,898	391,691	386,551
Electrical	1,998,209	2,354,958	2,675,050

Mechanical Tube	306,637	352,707	367,730
Other Safety & Infrastructure products (b)	545,532	494,388	475,982
Safety & Infrastructure	852,169	847,095	843,711
Net sales	$2,850,378	$3,202,053	$3,518,761
(a) Other Electrical products include International Cable Management, Fiberglass Conduit and Corrosion Resistant Conduit.
(b) Other S&I products include Metal Framing and Fittings, Construction Services, Perimeter Security and Cable Management.

Risks and Concentrations

Concentration of Credit Risk — The Company extends credit to various customers in the retail and construction industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company's overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of customers and maintains reserves for potential credit losses. As of September 30, 2025, Sonepar USA represented 13% and CED National represented 12% of the Company’s accounts receivable, with no significant amounts past due. As of September 30, 2024, Sonepar USA represented 17% and CED National represented 11% of the Company’s accounts receivable, with no significant amounts past due. For each of fiscal 2025, 2024 and 2023, one customer, Sonepar USA accounted for more than 10% of sales. The amounts described above are primarily in the Electrical Segment.

Concentration of Employees — As of September 30, 2025, approximately 20% of the Company's employees were represented by a union under a collective bargaining agreement. All unions are located in either the United States or Canada, with no unions or Worker's Councils at any of the other locations abroad. As of September 30, 2025, there are approximately 1,105 employees represented by a union. On July 14, 2020, the Company and the United Steelworkers Union reached agreement on the terms of a new collective bargaining agreement for our largest facility in Harvey, Illinois, which expired in April 2024. In 2025, the Company reached an agreement with representatives of the United Steelworkers Union for a new 5-year labor contract for our Harvey, Illinois facility. The new contract is retroactive to April 2024.

19. SUBSEQUENT EVENTS

On November 18, 2025, Atkore’s Board of Directors declared a quarterly cash dividend of $0.33 per share of common stock payable on December 17, 2025, to stockholders of record on December 5, 2025.

On November 20, 2025, the Company announced it was expanding the scope of its previously announced review of strategic alternatives to include assets outside of its core electrical infrastructure portfolio. As part of this expanded review, the Company will consider a broader range of alternatives, including, among other things, a potential sale or merger of the whole company.

On November 20, 2025, the Company announced that it has entered into a cooperation agreement (the “Cooperation Agreement”) with Irenic Capital Management LP and certain of its affiliates (collectively, “Irenic”).

Pursuant to the Cooperation Agreement, the Company has agreed to, among other things: (i) increase the size of the Company’s Board of Directors (the “Board”) by one (1) director and appoint Franklin S. Edmonds, Jr. (the “New Director”) to the Board to fill the vacancy created by such increase, with an initial term expiring at the Company’s 2026 annual meeting of stockholders (the “2026 Annual Meeting”), (ii) establish a committee of the Board (the “Strategic Review Committee”) consisting of no more than five (5) directors, including the New Director, to oversee, evaluate and provide advice to the Board regarding its review of strategic alternatives and (iii) on or prior to May 20, 2026, under certain circumstances as described in the Cooperation Agreement, increase the size of the Board by one (1) director and appoint a new director to be mutually agreed upon by the Board and Irenic, provided that at such time Irenic beneficially owns a “net long position” of, or has aggregate net long economic exposure to, at least 1.5% of the Company’s then outstanding common stock. Pursuant to the Cooperation Agreement, the Company has also agreed to nominate the New Director for election to the Board at the 2026 Annual Meeting.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and CEO, William E. Waltz, and our Vice President and CFO, John M. Deitzer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K as required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act. Messrs. Waltz and Deitzer have concluded that both the design and operation of our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act, occurred during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company’s management assessed, under the supervision and with the participation of our President and CEO, William E. Waltz, and our Vice President and CFO, John M. Deitzer, the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of September 30, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting for fiscal 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Atkore Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Atkore Inc. and subsidiaries (the “Company”) as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2025, of the Company and our report dated November 25, 2025, expressed an unqualified opinion on those financial statements.

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
November 25, 2025

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 11. Executive Compensation

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item for Atkore will be set forth in Atkore’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which information is hereby incorporated by reference. Atkore has omitted the information required by this Item pursuant to General Instruction G to the Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a).         Financial Statements, Schedules and Exhibits.
1.           Financial Statements

Report of Independent Registered Public Accounting Firm contained in Item 8 of this Annual Report on Form 10-K.	56
Consolidated Statements of Operations for the years ended September 30, 2025, September 30, 2024, and September 30, 2023 contained in Item 8 of this Annual Report on Form 10-K.	59
Consolidated Statements of Comprehensive Income for the years ended September 30, 2025, September 30, 2024, and September 30, 2023 contained in Item 8 of this Annual Report on Form 10-K.	60
Consolidated Balance Sheets for the years ended September 30, 2025 and September 30, 2024 contained in Item 8 of this Annual Report on Form 10-K.	61
Consolidated Statements of Cash Flows for the years ended September 30, 2025, September 30, 2024, and September 30, 2023 contained in Item 8 of this Annual Report on Form 10-K.	62
Consolidated Statements of Shareholders’ Equity for the three year period ended September 30, 2025 contained in Item 8 of this Annual Report on Form 10-K.	64
Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.	65
2.           Financial Statements Schedules
The following information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in Item 8 of this Annual Report on Form 10-K:

Schedule I-Atkore Inc. (Parent) Condensed Financial Information	112
Schedule II-Valuation and Qualifying Accounts	117

3. Exhibits	107
The exhibits filed with this report are listed on the Exhibit Index. Entries marked by the symbol † next to the exhibit's number identify management compensatory plans, contracts or arrangements.

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Exhibit Description
3.1*	Fourth Amended and Restated Certificate of Incorporation of Atkore Inc.

3.2
Atkore Fourth Amended and Restated Bylaws (effective November 13 2023), incorporated by reference to Exhibit 3.2 to Atkore Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed on November 17, 2023.

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

10.1.3
Amendment Number Four to Credit Agreement, dated as of April 30, 2025, among Atkore International Inc., the subsidiaries of Atkore International Inc., the lenders and other financial institutions party thereto and Wells Fargo Bank, National Association, as swingline lender, issuing lender, administrative agent and collateral agent, incorporated by reference to Exhibit 10.1 to Atkore Inc.'s Current Report on Form 8-K filed on May 5, 2025

10.2
Second Amended and Restated Guarantee and Collateral Agreement, dated as of May 26, 2021, made by Atkore Inc., Atkore International Holdings Inc., Atkore International, Inc. and certain of its subsidiaries from time to time party thereto, in favor of Wells Fargo Bank, National Association, as collateral agent and administrative agent.

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

10.4.2
Amendment Number Two to Term Loan Credit Agreement, dated as of September 29, 2025, by and among Atkore Inc., Atkore International, Inc., the guarantors party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and refinancing term lender, incorporated by reference to Exhibit 10.1 to Atkore Inc.’s Current Report on Form 8-K filed on September 29, 2025.

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

10.8†	Severance Policy, dated January 3, 2022.

10.9†	Atkore International Group Inc. Stock Incentive Plan, incorporated by reference to Exhibit 10.15 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.10†	Form of Employee Stock Option Agreement, incorporated by reference to Exhibit 10.16 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.11†	Form of Employee Stock Subscription Agreement (Purchased Shares), incorporated by reference to Exhibit 10.17 to AIH’s Registration Statement on Form S-4 filed on June 3, 2011.

10.12†	Form of Director Indemnification Agreement, incorporated by reference to Exhibit 10.25 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.12.1†*	Schedule of Signatories to a Director Indemnification Agreement.

10.13†	Atkore International Group Inc. Annual Incentive Plan, incorporated by reference to Exhibit 10.26 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

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

10.22†	Letter Agreement, dated January 13, 2025, between John Pregenzer and Atkore Inc., incorporated by reference to Exhibit 10.1 to Atkore Inc.’s Quarterly Report on Form 10-Q filed on February 4, 2025.

10.23†
Atkore International Group Inc. 2016 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.27 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.23.1†
Form of Employee Stock Option Agreement under the 2016 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.28.1 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.23.2†
Form of Employee Restricted Stock Agreement under the 2016 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.28.2 to Atkore International Group Inc.’s Registration Statement on Form S-1 filed on May 5, 2016.

10.23.3†	Form of Employee Stock Option Agreement under the 2016 Omnibus Incentive Plan.

19.1*	Atkore International Group Inc. Policy on Trading in Securities.

19.2*	Atkore International Group Inc. Policy on Trading in Securities for Section 16 and Designated Insiders

21.1*	List of Subsidiaries of Atkore Inc. as of September 30, 2025.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer of Atkore Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Atkore Inc. pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

97*	Atkore International Group Inc. Clawback Policy.

101.INS*	XBRL Instance Document (formatted as inline XBRL)

101.SCH*	XBRL Taxonomy Extension Schema (formatted as inline XBRL)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith.
† Identifies each management contract or compensatory plan or arrangement.
†† Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATKORE INC.
(Registrant)
Date:	November 25, 2025	By:	/s/ John M. Deitzer
Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 25, 2025	By:	/s/ Michael V. Schrock
			Name:	Michael V. Schrock
			Title:	Director and Chairman of the Board

Date:	November 25, 2025	By:	/s/ William E. Waltz
			Name:	William E. Waltz
			Title:	President and Chief Executive Officer, Director (Principal Executive Officer)

Date:	November 25, 2025	By:	/s/ John M. Deitzer
			Name:	John M. Deitzer
			Title:	Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 25, 2025	By:	/s/ James W. Alvey
			Name:	James W. Alvey
			Title:	Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date:	November 25, 2025	By:	/s/ Betty R. Wynn
			Name:	Betty R. Wynn
			Title:	Director

Date:	November 25, 2025	By:	/s/ Jeri L. Isbell
			Name:	Jeri L. Isbell
			Title:	Director

Date:	November 25, 2025	By:	/s/ Wilbert W. James Jr.
			Name:	Wilbert W. James Jr.
			Title:	Director

Date:	November 25, 2025	By:	/s/ Justin A. Kershaw
			Name:	Justin A. Kershaw
			Title:	Director

Date:	November 25, 2025	By:	/s/ Scott H. Muse
			Name:	Scott H. Muse
			Title:	Director

Date:	November 25, 2025	By:	/s/ B. Joanne Edwards
			Name:	B. Joanne Edwards
			Title:	Director

Date:	November 25, 2025	By:	/s/ A. Mark Zeffiro
			Name:	A. Mark Zeffiro
			Title:	Director

SCHEDULE I
ATKORE INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2025	September 30, 2024
Assets
Investment in subsidiary	$1,398,341	$1,539,900
Total Assets	$1,398,341	1,539,900
Liabilities and Equity
Total Liabilities	$—	$—
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 33,665,258 and 34,859,033 shares issued and outstanding, respectively	$338	$350
Additional paid-in capital	526,600	509,254
Retained earnings	889,391	1,049,390
Accumulated other comprehensive loss	(17,988)	(19,094)
Total Equity	1,398,341	1,539,900
Total Liabilities and Equity	$1,398,341	$1,539,900

See Notes to Condensed Financial Information

SCHEDULE I
ATKORE INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2023
Equity in net (loss) income of subsidiary	$(15,175)	$472,872	$689,899
Net (loss) income	(15,175)	472,872	689,899
Other comprehensive (loss) income of subsidiary, net of tax	1,106	14,846	16,206
Comprehensive (loss) income	$(14,069)	$487,718	$706,105

See Notes to Condensed Financial Information

SCHEDULE I
ATKORE INC. (PARENT)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net cash provided by operating activities	$—	$—	$—

Cash Flows from Investing Activities:
Distribution received from subsidiary	150,444	433,325	491,033
Distribution paid to subsidiary	—	—	14,428
Net cash provided by investing activities	150,444	433,325	505,461

Cash Flows from Financing Activities:
Issuance of common stock, net of taxes withheld	(6,214)	(17,824)	(14,428)
Dividends paid to shareholders	(44,204)	(34,461)	—
Repurchase of common shares	(100,026)	(381,040)	(491,033)
Net cash used in financing activities	(150,444)	(433,325)	(505,461)

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents:
Beginning	—	—	—
Ending	$—	$—	$—

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

3. Dividends and Distributions from Subsidiaries

The Company received distributions of $150,444, $433,325, and $491,033 from its subsidiaries for the years ended September 30, 2025, September 30, 2024 and September 30, 2023, respectively. The distributions received in fiscal 2025, 2024 and 2023 were used to repurchase shares of the Company's common stock and pay dividends to stockholders. These dividends were permissible under an exception to the net asset restrictions of the agreements governing AII's borrowings, which allow for dividend payments from AII to the Parent for the purpose of repurchasing shares of Parent's common stock.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additional (Charges)/Benefit to Income	Write offs and Other	Balance at End of Year
Accounts Receivable Allowance for Current and Expected Credit Losses:
For the fiscal year ended:
2025	$(6,322)	(783)	1,977	$(5,128)
2024	$(5,179)	(2,034)	891	$(6,322)
2023	$(2,544)	(770)	(1,865)	$(5,179)

Deferred Tax Valuation Allowance:
For the fiscal year ended:
2025	$(20,517)	36	(373)	$(20,854)
2024	$(19,079)	(591)	(847)	$(20,517)
2023	$(13,415)	(44)	(5,620)	$(19,079)