Form 10-Q
period 2025-12-26
Atkore Inc.
filed 2026-02-03
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2025
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
As of January 30, 2026, there were 33,750,639 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended
(in thousands, except per share data)	Note	December 26, 2025	December 27, 2024
Net sales		$655,548	$661,597
Cost of sales		529,615	490,509
Gross profit		125,933	171,088
Selling, general and administrative		99,552	91,451
Intangible asset amortization	12	6,310	11,699
Operating income		20,071	67,938
Interest expense, net		6,899	8,209
Other (income) expense, net	6	(2,327)	1,133
Income before income taxes		15,499	58,596
Income tax expense	7	465	12,260
Net income		$15,034	$46,336

Net income per share
Basic	8	$0.44	$1.32
Diluted	8	$0.44	$1.31

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended
(in thousands)	Note	December 26, 2025	December 27, 2024
Net income		$15,034	$46,336
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment		2,745	(17,532)
Change in unrecognized loss related to pension benefit plans	4	48	42
Total other comprehensive (loss) income	9	2,793	(17,490)
Comprehensive income		$17,827	$28,846
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	December 26, 2025	September 30, 2025
Assets
Current Assets:
Cash and cash equivalents		$443,771	$506,699
Accounts receivable, less allowance for current and expected credit losses of $2,985 and $5,128, respectively		484,125	447,035
Inventories, net	10	469,334	484,845
Prepaid expenses and other current assets		174,642	162,225
Total current assets		1,571,872	1,600,804
Property, plant and equipment, net	11	568,123	594,266
Intangible assets, net	12	154,684	160,758
Goodwill	12	294,876	294,485
Right-of-use assets, net		150,918	156,679
Deferred tax assets	7	39,036	35,863
Other long-term assets		9,072	9,067
Total Assets		$2,788,581	$2,851,922
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	13	$3,730	$3,730
Accounts payable		225,110	241,246
Income tax payable		1,764	720
Accrued compensation and employee benefits		35,249	49,192
Customer liabilities		98,955	128,538
Lease obligations		27,077	26,995
Other current liabilities		67,780	74,098
Total current liabilities		459,665	524,519
Long-term debt	13	757,323	756,802
Long-term lease obligations		137,883	144,293
Deferred tax liabilities	7	13,496	13,451
Other long-term liabilities		14,944	14,516
Total Liabilities		1,383,311	1,453,581
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 33,750,639 and 33,665,258 shares issued and outstanding as of December 26, 2025 and September 30, 2025, respectively		338	338
Additional paid-in capital		527,152	526,600
Retained earnings		892,975	889,391
Accumulated other comprehensive loss	9	(15,195)	(17,988)
Total Equity		1,405,270	1,398,341
Total Liabilities and Equity		$2,788,581	$2,851,922
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Three months ended
(in thousands)	Note	December 26, 2025	December 27, 2024
Operating activities:
Net income		$15,034	$46,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		36,118	29,333
Deferred income taxes	7	(3,243)	(73)
Gain on sale of business	3	(2,275)	—
Stock-based compensation		4,020	6,097
Amortization of right-of-use assets		8,452	8,690
Other non-cash adjustments to net income		9,664	173
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		(45,874)	11,733
Inventories		3,397	(3,072)
Prepaid expenses and other current assets		5,368	(10,061)
Accounts payable		(13,736)	(6,963)
Accrued and other liabilities		(49,396)	471
Lease assets and liabilities		(8,961)	(7,765)
Income taxes		(12,850)	(6,085)
Other, net		(1,215)	5,560
Net cash provided by (used in) operating activities		(55,497)	74,374
Investing activities:
Capital expenditures		(11,758)	(41,295)
Proceeds from sale of a business	3	18,388	—
Other, net		7	158
Net cash provided by (used in) investing activities		6,637	(41,137)
Financing activities:
Issuance of common stock, net of shares withheld for tax		(3,466)	(5,864)
Repurchase of common stock		—	(50,011)
Finance lease payments		(721)	(672)
Dividends paid to shareholders		(11,138)	(11,121)
Net cash used in financing activities		(15,325)	(67,668)
Effects of foreign exchange rate changes on cash and cash equivalents		1,257	(6,510)
Decrease in cash and cash equivalents		(62,928)	(40,941)
Cash and cash equivalents at beginning of period		506,699	351,385
Cash and cash equivalents at end of period		$443,771	$310,444

See Notes to unaudited condensed consolidated financial statements.

	Three months ended
	December 26, 2025	December 27, 2024
Supplementary Cash Flow Information
Capital expenditures, not yet paid	$1,144	$2,191
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,259	$1,791

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount
Balance as of September 30, 2025	33,665	$338	$526,600	$889,391	$(17,988)	$1,398,341
Net income	—	—	—	15,034	—	15,034
Other comprehensive loss	—	—	—	—	2,793	2,793
Stock-based compensation	—	—	4,020	—	—	4,020
Issuance of common stock, net of shares withheld for tax	85	—	(3,468)	—	—	(3,468)
Repurchase of common stock	—	—	—	—	—	—
Dividends declared	—	—	—	(11,450)	—	(11,450)
Balance as of December 26, 2025	33,750	$338	$527,152	$892,975	$(15,195)	$1,405,270

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount
Balance as of September 30, 2024	34,858	$350	$509,254	$1,049,390	$(19,094)	$1,539,900
Net income	—	—	—	46,336	—	46,336
Other comprehensive income	—	—	—	—	(17,490)	(17,490)
Stock-based compensation	—	—	6,097	—	—	6,097
Issuance of common stock, net of shares withheld for tax	99	1	(5,864)	—	—	(5,863)
Repurchase of common stock	(559)	(6)	—	(50,506)	—	(50,512)
Dividends declared	—	—	—	(11,120)	—	(11,120)
Balance as of December 27, 2024	34,398	$345	$509,487	$1,034,100	$(36,584)	$1,507,348

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars and shares in thousands, except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Organization and Ownership Structure — Atkore Inc. (the “Company”, “Atkore” or “AI”) is a leading manufacturer of Electrical products primarily for the non-residential construction and renovation markets and Safety & Infrastructure solutions for the construction and industrial markets. Atkore was incorporated in the State of Delaware on November 4, 2010 under the name Atkore International Group, Inc. and changed its name to Atkore Inc. on February 16, 2021. As of December 26, 2025, Atkore was the sole stockholder of Atkore International Inc. ("AII").

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements have been prepared in accordance with the Company’s accounting policies and on the same basis as those consolidated financial statements included in the Company’s latest Annual Report on Form 10-K for the year ended September 30, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 26, 2025, and should be read in conjunction with those consolidated financial statements and the notes thereto. Certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC.

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

ASU	Description of ASU	Impact to Atkore	Adoption Date
2023-09 Income Taxes (Topic 740); Improvements to Income Tax Disclosures	The ASU requires companies to provide additional tax disclosures including specific categories in the rate reconciliations and reconciling items that meet a quantitative threshold. Additional disclosures are also required for income tax paid and the disaggregation of domestic and foreign income tax expense.	The Company has adopted the standard in fiscal 2026 and include the disclosures required by the ASU within the Income Tax Footnote of the annual report.	2026
2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	The ASU requires companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses. The amendments in this update do not change or remove current expense disclosure requirements presented on the face of the income statement. However, the amendments require the disaggregation of certain expense captions into specified categories in the notes to financial statements and inclusion of certain current disclosures in the same tabular format as the other disaggregation requirements in the amendments.	The Company will adopt the standard in fiscal 2028 and include the disclosures required by the ASU within the annual report and quarterly reports beginning in fiscal 2029.	2028
2025-06 Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40); Targeted Improvements to the Accounting for Internal-Use Software	This ASU requires companies to consider project stages in determining whether a software development cost for internal-use software is capitalized or expensed. The amendment requires an entity to start capitalizing software costs when management has both authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the intended function. Additionally, disclosures are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements in accordance with Subtopic 360-10, Property, Plant, and Equipment - Overall.	The Company is still evaluating the future impact of this accounting standard.	2029

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

For the three months ended December 26, 2025, the Company has recognized a reduction of revenue of $12,525 for the economic value of tax credits to be transferred and a benefit to cost of sales of $13,538. As of December 26, 2025, the Company had a liability of $12,981 for credits to be transferred or the value thereof. As of December 26, 2025, all activity related to the solar energy tax credits was within the Safety & Infrastructure segment.

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

3. DIVESTITURES

On December 1, 2025, the Company sold Tectron Tube. The transaction was structured as a stock sale.

(in thousands)	Tectron Tube
Cash consideration	$18,388
Note received	7,300
Net assets divested	23,273
Gain on sale of business	$2,415

Net assets divested included working capital of $14,727, fixed assets, net of $8,545, and right-of-use assets and lease liabilities of $387 and $386, respectively. Working capital primarily included accounts receivables, net of $3,971, and inventory, net of $10,227. For consideration, the Company received cash of $18,388 and a note receivable of $7,300 payable in April 2026.

In fiscal 2023, the Company initiated plans to exit operations in Russia and that asset disposal group was recognized as assets held for sale. The Company recognized losses on those assets in fiscal 2023 as the Company did not expect to recover the value of its investment. The Company completed its exit in the first quarter of fiscal 2026 and recognized a loss on sale of business of $140.

4. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service.

The net periodic benefit credit was as follows:

	Three months ended
(in thousands)	December 26, 2025	December 27, 2024
Interest cost	$1,118	$1,139
Expected return on plan assets	(1,254)	(1,081)
Amortization of actuarial loss	62	52
Net periodic benefit cost	$(74)	$110

5. RESTRUCTURING CHARGES

On September 29, 2025, the Company announced plans for headcount reductions and plant closures at certain of its facilities. The following tables summarize the activities related to the plan.

The liability for restructuring reserves is included within Other current liabilities in the Company's condensed consolidated balance sheets as follows:

	Electrical		Safety & Infrastructure	Other/ Corporate
(in thousands)	Severance	Other	Severance	Severance	Total
Balance as of September 30, 2025	$845	$—	$227	$257	$1,329
Charges	445	167	928	(13)	1,527
Utilization	(772)	(162)	(245)	(244)	(1,423)
Balance as of December 26, 2025	$518	$5	$910	$—	$1,433

The Company expects to utilize all restructuring accruals as of December 26, 2025 within the next twelve months. The net restructuring charges included as a component of Selling, general and administrative expenses in the Company's condensed consolidated statements of operations were as follows:

	Three months ended
(in thousands)	December 26, 2025	December 27, 2024
Total restructuring charges, net	$1,527	$321
In addition to the charges presented above, the Company reduced the remaining useful lives of assets still in use at the plants that are closing in fiscal 2026. This resulted in an additional $8,165 of depreciation expense to be recognized in the first quarter of 2026. Depreciation of plant assets is recognized in Cost of sales.

6. OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consisted of the following:

	Three months ended
(in thousands)	December 26, 2025	December 27, 2024
Loss on assets held for sale	$—	$68
Foreign exchange loss on intercompany loans	—	1,021
Pension-related benefits	(52)	44
(Gain) on sale of business	(2,275)	—
Other (income) expense, net	$(2,327)	$1,133

In fiscal 2026, the Company divested Tectron Tube and operations in Russia and recognized a gain of $2,275 as described in Note 3, “Divestitures”.

7. INCOME TAXES

For the three months ended December 26, 2025 and December 27, 2024, the Company’s effective tax rate attributable to income before income taxes was 3.0% and 20.9%, respectively. For the three months ended December 26, 2025 and December 27, 2024, the Company’s income tax expense was $465 and $12,260, respectively. The decrease in the current period effective tax rate was driven by a one-time discrete tax benefit related to tax planning strategies which resulted in deductible tax attributes.

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

The following tables sets forth the computation of basic and diluted earnings per share:

	Three months ended
(in thousands, except per share data)	December 26, 2025	December 27, 2024
Numerator:
Net income	$15,034	$46,336
Less: Undistributed earnings allocated to participating securities	77	557
Net income available to common shareholders	$14,957	$45,779

Denominator:
Basic weighted average common shares outstanding	33,706	34,794
Effect of dilutive securities: Non-participating employee stock options (1)	199	246
Diluted weighted average common shares outstanding	33,905	35,040
Basic earnings per share	$0.44	$1.32
Diluted earnings per share	$0.44	$1.31

(1) Stock options to purchase shares of common stock that would have been anti-dilutive are not included in the calculation. There were no anti-dilutive options outstanding during the three months ended December 26, 2025 and December 27, 2024.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables presents the changes in accumulated other comprehensive loss by component for the three months ended December 26, 2025 and December 27, 2024.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2025	$(10,414)	$(7,574)	$(17,988)
Other comprehensive income before reclassifications	—	2,745	2,745
Amounts reclassified from accumulated other comprehensive income, net of tax	48	—	48
Net current period other comprehensive income	48	2,745	2,793
Balance as of December 26, 2025	$(10,366)	$(4,829)	$(15,195)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2024	$(10,408)	$(8,686)	$(19,094)
Other comprehensive income before reclassifications	—	(17,532)	(17,532)
Amounts reclassified from accumulated other comprehensive income, net of tax	42	—	42
Net current period other comprehensive income	42	(17,532)	(17,490)
Balance as of December 27, 2024	$(10,366)	$(26,218)	$(36,584)

10. INVENTORIES, NET

A majority of the Company’s inventories are recorded at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 82% and 81% of the Company’s inventories were valued at the lower of LIFO cost or market at each of December 26, 2025 and September 30, 2025. Interim LIFO determinations, including those at December 26, 2025, are based on management’s estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	December 26, 2025	September 30, 2025
Purchased materials and manufactured parts, net	$107,188	$134,869
Work in process, net	65,239	74,159
Finished goods, net	296,907	275,817
Inventories, net	$469,334	$484,845

Total inventories would be $11,855 higher and $8,995 higher than reported as of December 26, 2025 and September 30, 2025, respectively, if the first-in, first-out method was used for all inventories. As of December 26, 2025, and September 30, 2025, the excess and obsolete inventory reserve was $22,313 and $23,192, respectively.

11. PROPERTY, PLANT AND EQUIPMENT

As of December 26, 2025, and September 30, 2025, property, plant and equipment and accumulated depreciation were as follows:

(in thousands)	December 26, 2025	September 30, 2025
Land	$29,407	$29,766
Buildings and related improvements	200,394	217,894
Machinery and equipment	716,665	701,220
Leasehold improvements	19,268	22,116
Software	61,195	64,371
Construction in progress	96,572	107,758
Property, plant and equipment, at cost	1,123,501	1,143,125
Accumulated depreciation	(555,378)	(548,859)
Property, plant and equipment, net	$568,123	$594,266

Depreciation expense for the three months ended December 26, 2025 and December 27, 2024 totaled $29,808 and $17,634, respectively.

12. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2025	$260,843	$33,642	$294,485
Exchange rate effects	273	118	391
Balance as of December 26, 2025	$261,116	$33,760	$294,876

Goodwill balances as of December 26, 2025 included $5,645 and $61,885 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively.

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

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible asset:

		December 26, 2025			September 30, 2025
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	10	$401,189	$(343,224)	$57,965	$401,771	$(338,201)	$63,570
Other	8	25,033	(21,114)	3,919	25,205	(20,797)	4,408
Total		426,222	(364,338)	61,884	426,976	(358,998)	67,978
Indefinite-lived intangible assets:
Trade names		92,800	—	92,800	92,780	—	92,780
Total		$519,022	$(364,338)	$154,684	$519,756	$(358,998)	$160,758

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Included in the table above are the effects of changes in exchange rates, which were not material for the three months ended December 26, 2025. Amortization expense for the three months ended December 26, 2025 and December 27, 2024 was $6,310 and $11,699, respectively.

Expected amortization expense for intangible assets for the remainder of fiscal 2026 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2026	$18,668
2027	23,994
2028	9,066
2029	2,953
2030	2,951
2031	2,093
Thereafter	2,159
Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

13. DEBT

Debt as of December 26, 2025 and September 30, 2025 was as follows:

(in thousands)	December 26, 2025	September 30, 2025
ABL Credit Facility	$—	$—
Senior Secured Term Loan Facility due September 29, 2032	370,712	370,628
Senior Notes due June 2031	400,000	400,000
Deferred financing costs	(9,659)	(10,096)
Total debt	$761,053	$760,532
Less: Current portion	3,730	3,730
Long-term debt	$757,323	$756,802

The asset-based credit facility (the “ABL Credit Facility”) has aggregate commitments of $325,000. AII is the borrower under the ABL Credit Facility which is guaranteed by the Company and all other subsidiaries of the Company (other than AII) that are guarantors of the Senior Notes (as defined below). AII’s availability under the ABL Credit Facility was $325,000 as of each of December 26, 2025 and September 30, 2025.

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

The Company had no active forward currency contracts or other derivative instruments as of December 26, 2025, or September 30, 2025.

The following table presents the Company’s assets and liabilities measured at fair value:

	December 26, 2025		September 30, 2025
(in thousands)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$375,937	$—	$422,292	$—

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	December 26, 2025		September 30, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan Facility due September 29, 2032	$373,000	$374,399	$373,000	$371,135
Senior Notes due June 2031	400,000	384,260	400,000	373,164
Total Debt	$773,000	$758,659	$773,000	$744,299

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

15. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of December 26, 2025, such obligations were $230,331 for the rest of fiscal year 2026 and $16,000 for fiscal year 2027 and beyond. These amounts represent open purchase orders for materials used in production.

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

In the fourth quarter of fiscal 2024, the Company was named a defendant in several putative class action lawsuits, consolidated under the caption In re: PVC Pipe Antitrust Litigation (N.D. Ill. 24-cv-07639), seeking injunctive and monetary relief on behalf of both direct and indirect purchasers of PVC water pipe and PVC conduit. The suits generally allege anticompetitive conduct related to the price of PVC pipes sold in the United States between approximately 2021 and the present. Specifically, the complaints allege that the defendant PVC pipe manufacturers improperly shared otherwise confidential information through their contribution of information to, and readership of, a weekly report called “PVC & Pipe Weekly” published by defendant Oil Price Information Service, LLC (“OPIS”), as well as through direct communications with each other. The complaints claim that this conspiracy violated Section 1 of the Sherman Antitrust Act of 1890, as amended, and certain state laws. All cases are pending in federal court for the Northern District of Illinois. The Company believes there are defenses, both factual and legal, to the allegations in these various proceedings and the Company plans to vigorously defend itself. A settlement between OPIS and plaintiffs was preliminarily approved in July 2025, obligating OPIS to pay certain monies and to cooperate with plaintiffs. Notice of the settlement has been sent to class members who now have the opportunity to opt out. Amended complaints were filed in August 2025 that included additional allegations against the defendants, including the Company. Defendants have filed motions to dismiss the amended complaints, and briefing on these motions is complete.

At this stage of the antitrust litigation, the Company cannot reasonably estimate the range of possible loss or timing, outcome or consequence of this litigation. The total cost associated with these matters will depend on many factors, including the duration of these matters and any related findings. An adverse outcome in this litigation could have a material adverse impact on the Company’s business, financial position, results of operations or cash flows.

In September 2025, the Company was also named a defendant in a lawsuit in British Columbia, Canada with allegations similar to those in the US antitrust lawsuits. At this time, the Company is not able to predict any outcome or estimate the amount of loss, if any, which could be associated with any adverse decision in this matter.

On February 13, 2025, the Company received from the U.S. Department of Justice Antitrust Division (“DOJ”) a grand jury subpoena issued by the U.S. District Court for the Northern District of California. The subpoena calls for production of documents relating to the pricing of the Company’s PVC pipe and conduit products. The Company is complying, and intends to continue to comply, with its obligations under the subpoena. In October 2025, the DOJ intervened and sought an order from the court presiding over the putative antitrust class action lawsuits, staying most discovery in these matters for six months. DOJ’s motion to stay discovery was granted without objection.

In the second quarter of fiscal 2025, the Company and certain of its current and former officers were named as defendants in two putative securities class action lawsuits under the captions Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefits Fund v. Atkore Inc. et al (N.D. Ill 1:25-cv-01851) and Coles v. Atkore Inc. et al (N.D. Ill 1:25-cv-02686). The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10(b)(5) promulgated thereunder, based on disclosures about the Company’s business, operations, and prospects, which were allegedly false or misleading based on the allegations in the antitrust matters described above. The complaints seek damages in an unspecified amount on behalf of all shareholders who purchased shares during the class period. An amended complaint was filed in August 2025, and a further amended complaint was filed in December 2025. The Company believes there are defenses, both factual and legal, to the allegations in these proceedings, and the Company plans to vigorously defend the cases.
Also, in the second quarter of fiscal 2025, a putative shareholder derivative lawsuit was filed naming the Company as the nominal defendant under the caption Blatzer v. Waltz et al (N.D. Ill 1:25-cv-02833). The Company’s directors and certain of its current and former officers are named as defendants. A second such lawsuit was recently filed under the caption LR Trust v. Waltz et al (N.D. III 1:25-cv-08009). These complaints assert claims for breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, waste, and violations of federal securities laws, and in LR Trust, an insider trading claim, based primarily on the same alleged conduct underlying the securities class action lawsuits described above, and seek damages in an unspecified amount and other relief.
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

In addition to the matters discussed above, from time to time, the Company is subject to a number of disputes, administrative proceedings and other claims arising out of the ordinary conduct of the Company’s business. These matters generally relate to disputes arising out of the use or installation of the Company’s products, product liability litigation, contract disputes, patent infringement accusations, employment matters, personal injury claims and similar matters (“Other Matters”). On the basis of information currently available to the Company, it does not believe that existing Other Matters will have a material adverse effect on its business, financial condition, results of operations or cash flows. However, litigation is unpredictable, and the Company could incur judgments or enter into settlements for current or future claims that could adversely affect its business, financial condition, results of operations or cash flows.

16. GUARANTEES

The Company had no outstanding letters of credit as of December 26, 2025. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $44,381 as of December 26, 2025.

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

17. SEGMENT INFORMATION

Atkore operates its business through two operating segments which are also its reportable segments: Electrical and Safety & Infrastructure. The Company’s operating segments are organized based on primary market channel and, in most instances, the end use of products. The Company reviews the results of its operating segments separately for the purpose of making decisions about resource allocation and performance assessment. The Company evaluates performance on the basis of net sales and Adjusted EBITDA.

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

	Three months ended
	December 26, 2025			December 27, 2024
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$469,546	$8	$55,102	$465,355	$—	$92,387
Safety & Infrastructure	186,002	250	30,187	196,242	482	15,579
Eliminations	—	(258)		—	(482)
Consolidated operations	$655,548	$—		$661,597	$—

The table below presents the reconciliation of net sales from continuing operations to Adjusted EBITDA by segment.

	Three months ended
	December 26, 2025		December 27, 2024
(in thousands)	Electrical	Safety and Infrastructure	Electrical	Safety and Infrastructure
Net Sales	$469,554	$186,253	$465,355	$196,724
Cost of sales	(373,584)	(151,981)	(324,141)	(168,407)
Selling, general and administrative expenses	(53,491)	(21,415)	(53,232)	(19,603)
Other Segment Items (a)	12,623	17,330	4,405	6,865
Adjusted EBITDA	$55,102	$30,187	$92,387	$15,579
(a) Other Segment items include intangibles amortization expense, depreciation expense, interest expense, income tax expense, and other adjustments to the measure of profitability as defined above.

Presented below is a reconciliation of operating Segment Adjusted EBITDA to Income before income taxes:

	Three months ended
(in thousands)	December 26, 2025	December 27, 2024
Operating segment Adjusted EBITDA
Electrical	$55,102	$92,387
Safety & Infrastructure	30,187	15,579
Total	85,289	107,966
Unallocated expenses (a)	(16,143)	(8,816)
Depreciation and amortization	(36,118)	(29,333)
Interest expense, net	(6,899)	(8,209)
Stock-based compensation	(4,020)	(6,097)
Other (b)	(6,610)	3,085
Income before income taxes	$15,499	$58,596

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications.
(b) Represents other items, such as inventory reserves and adjustments, loss on disposal of property, plant and equipment, release of indemnified uncertain tax positions, gain on purchase of business. loss on assets held for sale (includes loss on assets held for sale in Russia. See Note 13, “Goodwill and Intangible Assets” in the form 10-K filed November 26, 2025 for additional information), realized or unrealized gain (loss) on foreign currency impacts of intercompany loans and related forward currency derivatives, transaction and restructuring costs.

	Capital Expenditures		Total Assets
(in thousands)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Electrical	$6,419	$21,933	$1,500,040	$1,758,885
Safety & Infrastructure	3,509	6,730	655,525	755,727
Unallocated (a)	1,830	12,632	633,016	447,133
Consolidated operations	$11,758	$41,295	$2,788,581	$2,961,745
(a) Unallocated includes corporate assets primarily consisting of cash, corporate prepaids, fixed assets and income tax-based assets.

The Company’s long-lived assets and net sales by geography were as follows for the three months ended December 26, 2025 and December 27, 2024:

	Three months ended
	Long-Lived Assets		Net Sales
(in thousands)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
United States	$652,177	$760,771	$565,761	$573,360
Other Americas	7,994	8,354	17,945	19,745
Europe	51,565	51,472	46,544	57,928
Asia-Pacific	7,305	9,944	25,298	10,564
Total	$719,041	$830,541	$655,548	$661,597

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in either period for the three months ended December 26, 2025 and December 27, 2024:

	Three months ended
(in thousands)	December 26, 2025	December 27, 2024
Metal Electrical Conduit and Fittings	$118,356	$102,205
Electrical Cable & Flexible Conduit	110,891	109,467
Plastic Pipe and Conduit	138,113	162,561
Other Electrical products (a)	102,186	91,122
Electrical	469,546	465,355

Mechanical Pipe	65,363	66,259
Other Safety & Infrastructure products (b)	120,639	129,983
Safety & Infrastructure	186,002	196,242
Net sales	$655,548	$661,597
(a) Other Electrical products includes International Cable Management, Fiberglass Conduit and Corrosion Resistant Conduit.
(b) Other S&I products includes Metal Framing and Fittings, Construction Services, Perimeter Security and Cable Management.

18. SUBSEQUENT EVENTS

On January 28, 2026, Atkore’s Board of Directors approved a quarterly dividend payment of $0.33 per share of common stock payable on February 27, 2026 to stockholders of record on February 17, 2026.

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

Restructuring and Strategic Review

In fiscal 2025, the Company announced a series of plant closures and a broader strategic review of the Company’s portfolio, which could result in the divestiture of certain businesses. Restructuring costs and activities related to the strategic review could result in increased selling, general and administrative costs in the form of restructuring and transaction costs, as well increased costs of sales as the result of increased depreciation related to a decrease in useful lives of assets at impacted sites. Furthermore, these activities could result in the Company recognizing impairment charges on property, plant and equipment, intangible assets or goodwill.

RESULTS OF OPERATIONS

The consolidated results of operations for the three months ended December 26, 2025 and December 27, 2024 were as follows:

	Three months ended
(in thousands)	December 26, 2025	December 27, 2024	Change	% Change
Net sales	$655,548	$661,597	$(6,049)	(0.9)%
Cost of sales	529,615	490,509	39,106	8.0%
Gross profit	125,933	171,088	(45,155)	(26.4)%
Selling, general and administrative	99,552	91,451	8,101	8.9%
Intangible asset amortization	6,310	11,699	(5,389)	(46.1)%
Operating income	20,071	67,938	(47,867)	(70.5)%
Interest expense, net	6,899	8,209	(1,310)	(16.0)%
Other (income) expense, net	(2,327)	1,133	(3,460)	(305.4)%
Income before income taxes	15,499	58,596	(43,097)	(73.5)%
Income tax expense	465	12,260	(11,795)	(96.2)%
Net income	$15,034	$46,336	$(31,302)	(67.6)%

Net sales

% Change
Volume	2.3%
Average selling prices	(2.7)%
Other	(0.5)%
Net sales	(0.9)%

Net sales decreased by $6.0 million, or 0.9%, to $655.5 million for the three months ended December 26, 2025, compared to $661.6 million for the three months ended December 27, 2024. The decrease in net sales is primarily attributed to decreased average selling prices across the Company’s products of $18.1 million and the impact of divestitures in fiscal 2025 of $5.2 million, partially offset by increased sales volume of $15.3 million.

Cost of sales

% Change
Volume	3.1%
Average input costs	5.2%
Other	(0.3)%
Cost of sales	8.0%

Cost of sales increased by $39.1 million, or 8.0%, to $529.6 million for the three months ended December 26, 2025 compared to $490.5 million for the three months ended December 27, 2024. The increase was primarily due to increased sales volume of $15.2 million, increased inputs costs of $25.3 million, and increased depreciation of $11.8 million partially offset by lower freight and warehousing costs of $15.1 million and the impact of divestitures in fiscal 2025 of $5.7 million. The increase in depreciation primarily relates to additional depreciation of $8.2 million related to site closures as described in Note 5, “Restructuring Charges.”

Selling, general and administrative

Selling, general and administrative expenses increased by $8.1 million, or 8.9%, to $99.6 million for the three months ended December 26, 2025 compared to $91.5 million for the three months ended December 27, 2024. The increase was primarily due to increased transaction costs of $6.3 million and restructuring costs of $1.2 million.

Intangible asset amortization

Intangible asset amortization expense decreased to $6.3 million for the three months ended December 26, 2025 compared to $11.7 million for the three months ended December 27, 2024. The decrease in amortization expense resulted from certain intangibles becoming fully amortized or the amortizable base decreasing as a result of impairment charges recorded in fiscal 2025.

Interest expense, net

Interest expense, net decreased by $1.3 million, or 16.0% to $6.9 million for the three months ended December 26, 2025 compared to $8.2 million for the three months ended December 27, 2024. The decrease is primarily due to decreased interest rates on the Company’s Senior Secured Term Loan Facility.

Other (income) expense, net

The Company recognized $2.3 million of other income for the three months ended December 26, 2025 compared to $1.1 million other expense for the three months ended December 27, 2024. This change is primarily due to a gain on the sale of Tectron Tube of $2.3 million in the first quarter of fiscal 2026.

Income tax expense

The Company’s income tax rate decreased to 3.0% for the three months ended December 26, 2025 compared to 20.9% for the three months ended December 27, 2024. The decrease in the current period effective tax rate was driven by a one-time discrete tax benefit related to tax planning strategies which resulted in deductible tax attributes.

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

Electrical

	Three months ended
(in thousands)	December 26, 2025	December 27, 2024	Change	% Change
Net sales	$469,554	$465,355	$4,199	0.9%
Adjusted EBITDA	$55,102	$92,387	$(37,285)	(40.4)%
Adjusted EBITDA margin	11.7%	19.9%

Net sales

% Change
Volume	5.0%
Average selling prices	(3.9)%
Other	(0.2)%
Net sales	0.9%

Net sales increased by $4.2 million, or 0.9%, to $469.6 million for the three months ended December 26, 2025 compared to $465.4 million for the three months ended December 27, 2024. The increase in net sales is primarily attributed to increased sales volume of $23.4 million partially offset by decreased average selling prices of $18.1 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended December 26, 2025 decreased by $37.3 million, or 40.4%, to $55.1 million from $92.4 million for the three months ended December 27, 2024. Adjusted EBITDA margin decreased to 11.7% for the three months ended December 26, 2025 compared to 19.9% for the three months ended December 27, 2024. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to lower average selling prices and higher input costs.

Safety & Infrastructure

	Three months ended
(in thousands)	December 26, 2025	December 27, 2024	Change	% Change
Net sales	$186,252	$196,724	$(10,472)	(5.3)%
Adjusted EBITDA	$30,187	$15,579	$14,608	93.8%
Adjusted EBITDA margin	16.2%	7.9%
Net sales

% Change
Volume	(4.1)%
Solar energy tax credits	(0.1)%
Acquisitions	(1.0)%
Other	(0.1)%
Net sales	(5.3)%

Net sales decreased by $10.5 million, or 5.3%, for the three months ended December 26, 2025 to $186.3 million compared to $196.7 million for the three months ended December 27, 2024. The decrease is primarily attributed to lower sales volume of $8.1 million.

Adjusted EBITDA

Adjusted EBITDA increased by $14.6 million, or 93.8%, to $30.2 million for the three months ended December 26, 2025 compared to $15.6 million for the three months ended December 27, 2024. Adjusted EBITDA margin increased to 16.2% for the three months ended December 26, 2025 compared to 7.9% for the three months ended December 27, 2024. The increase in Adjusted EBITDA and Adjusted EBITDA margin was largely due to increases associated with improved operational performance and cost control in our mechanical and construction business.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $443.8 million as of December 26, 2025, of which $98.2 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company’s intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes, share repurchases and dividend payments. We have access to the ABL Credit Facility to fund operational needs. As of December 26, 2025, there were no outstanding borrowings under the ABL Credit Facility and no letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $325.0 million and approximately $325.0 million was available under the ABL Credit Facility as of December 26, 2025. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Three months ended
(in thousands)	December 26, 2025	December 27, 2024
Cash flows provided by (used in):
Operating activities	$(55,497)	$74,374
Investing activities	6,637	(41,137)
Financing activities	(15,325)	(67,668)

Operating activities

During the three months ended December 26, 2025, the Company used $55.5 million cash flow in operating activities compared to $74.4 million provided during the three months ended December 27, 2024. The $129.9 million decrease in cash provided was primarily due to decreased operating income of $47.9 million, partially offset by less working capital used of $100.3 million and the impact of taxes of $1.9 million.

Investing activities

During the three months ended December 26, 2025, the Company used $6.6 million in investing activities compared to $41.1 million during the three months ended December 27, 2024. The $47.8 million decrease in cash used in investing activities was primarily due to a decrease of $29.5 million in capital expenditures and proceeds from the sale of Tectron Tube of $18.4 million.

Financing Activities

During the three months ended December 26, 2025, the Company was provided $15.3 million in financing activities compared to $67.7 million used during the three months ended December 27, 2024. The decrease in cash used in financing activities is primarily due to $50.0 million less cash used to repurchase common stock during the three months ended December 26, 2025.

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

•the timing and effects of our review of strategic alternatives;
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We are reviewing strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic transaction, or that any such strategic transaction will result in additional value for our stockholders.

On November 20, 2025, we announced that our Board of Directors has initiated a review of strategic alternatives to maximize shareholder value, including, among other things, a potential sale or merger of the whole Company. There is no deadline or definitive timetable set for completion of the strategic alternatives review process. There can be no assurance that this process will result in us pursuing a transaction or other outcome or that we will be able to execute any strategic alternative that is identified and pursued. The process of reviewing strategic alternatives may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We have incurred and expect to continue to incur, substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. There can be no assurance that any potential transaction or other strategic alternative if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. We do not intend to make any further announcements regarding the review of strategic alternatives unless and until our Board of Directors determines further disclosure is appropriate or necessary. Accordingly, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to our future could cause our stock price to fluctuate significantly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 2, 2024, the Company’s Board of Directors approved a new share repurchase program (the “2024 Plan”). The 2024 Plan authorizes the Company to repurchase up to $500.0 million of its outstanding stock. The 2024 Plan will be funded from the Company’s available cash balances. As of December 26, 2025, there was $328.1 million of purchases remaining under the 2024 Plan. The 2024 Plan does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

As illustrated in the following table, there were no share purchases of our common stock under the 2024 Plan during the first quarter of fiscal 2026 (in thousands, except per share data):

Period (4-5-4 calendar)	Total Number Of Shares Purchased	Avg Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet Be Purchased Under the Program
October 1, 2025 to October 24, 2025	—	$—	—	$328,114
October 25, 2025 to November 28, 2025	—	$—	—	$328,114
November 29, 2025 to December 26, 2025	—	$—	—	$328,114
Total	—		—

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

During the quarter ended December 26, 2025, no activity occurred requiring disclosure under Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1
Cooperation Agreement, dated November 20, 2025, by and among Atkore Inc., Irenic Capital Management LP and certain affiliates of Irenic named therein, incorporated by reference to Exhibit 10.1 to Atkore Inc.’s Current Report on Form 8-K filed on November 21, 2025

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

ATKORE INC.
(Registrant)
Date:	February 2, 2026	By:	/s/ John M. Deitzer
Vice President and Chief Financial Officer (Principal Financial Officer)