Form 10-Q
period 2026-03-27
Atkore Inc.
filed 2026-05-06
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2026
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
As of May 1, 2026, there were 33,767,266 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Six months ended
(in thousands, except per share data)	Note	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Net sales		$731,377	$701,725	$1,386,925	$1,363,322
Cost of sales		595,261	516,608	1,124,876	1,007,117
Gross profit		136,116	185,117	262,049	356,205
Selling, general and administrative		107,914	99,040	207,465	190,492
Intangible asset amortization	13	6,282	10,166	12,593	21,864
Asset impairment charges	4,6	11,553	127,733	11,553	127,733
Operating income (loss)		10,367	(51,822)	30,438	16,116
Interest expense, net		6,985	8,261	13,884	16,470
Litigation settlement expense	16	136,500	—	136,500	—
Other expense, net	7	25,612	6,426	23,285	7,559
Income (loss) before income taxes		(158,730)	(66,509)	(143,231)	(7,913)
Income tax expense (benefit)	8	(34,657)	(16,452)	(34,192)	(4,193)
Net income (loss)		$(124,073)	$(50,057)	$(109,039)	$(3,720)

Net income (loss) per share
Basic	9	$(3.68)	$(1.47)	$(3.25)	$(0.11)
Diluted	9	$(3.65)	$(1.46)	$(3.21)	$(0.11)

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended		Six months ended
(in thousands)	Note	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Net income (loss)		$(124,073)	$(50,057)	$(109,039)	$(3,720)
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment		(2,058)	6,666	687	(10,866)
Change in unrecognized loss related to pension benefit plans	10	49	41	97	83
Total other comprehensive (loss) income	10	(2,009)	6,707	784	(10,783)
Comprehensive income (loss)		$(126,082)	$(43,350)	$(108,255)	$(14,503)
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	March 27, 2026	September 30, 2025
Assets
Current Assets:
Cash and cash equivalents		$442,336	$506,699
Accounts receivable, less allowance for current and expected credit losses of $2,110 and $5,128, respectively		557,852	447,035
Inventories, net	11	401,063	484,845
Income tax assets		157,525	79,547
Prepaid expenses and other current assets		89,781	82,678
Assets held for sale	4	64,944	—
Total current assets		1,713,501	1,600,804
Property, plant and equipment, net	12	534,709	594,266
Intangible assets, net	13	127,020	160,758
Goodwill	13	287,533	294,485
Right-of-use assets, net		144,583	156,679
Deferred tax assets		27,474	35,863
Other long-term assets		13,556	9,067
Total Assets		$2,848,376	$2,851,922
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	14	$3,730	$3,730
Accounts payable		253,743	241,246
Income tax payable		588	720
Accrued compensation and employee benefits		40,913	49,192
Customer liabilities		88,599	128,538
Lease obligations		26,420	26,995
Liabilities held for sale	4	21,203	—
Accrued settlement liabilities	16	136,500	—
Other current liabilities		78,223	74,098
Total current liabilities		649,919	524,519
Long-term debt	14	756,911	756,802
Long-term lease obligations		131,808	144,293
Deferred tax liabilities		13,446	13,451
Other long-term liabilities		15,395	14,516
Total Liabilities		1,567,479	1,453,581
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 33,767,094 and 33,665,258 shares issued and outstanding as of March 27, 2026 and September 30, 2025, respectively		338	338
Additional paid-in capital		539,899	526,600
Retained earnings		757,864	889,391
Accumulated other comprehensive loss	10	(17,204)	(17,988)
Total Equity		1,280,897	1,398,341
Total Liabilities and Equity		$2,848,376	$2,851,922
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Six months ended
(in thousands)	Note	March 27, 2026	March 28, 2025
Operating activities:
Net income (loss)		$(109,039)	$(3,720)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		69,458	58,571
Deferred income taxes	8	348	(33,428)
Asset impairment charges	15	11,553	127,733
(Gain) loss on sale of business	3	(2,275)	6,101
Loss on assets held for sale	4	25,664	349
Stock-based compensation		16,868	13,810
Amortization of right-of-use assets		17,467	16,412
Provision for doubtful accounts and inventory		16,230	(677)
Legal settlement expense		136,500	—
Other non-cash adjustments to net income		1,667	635
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable		(134,910)	14,799
Inventories		36,699	(385)
Prepaid expenses and other current assets		(6,001)	(22,544)
Accounts payable		28,258	(4,277)
Accrued and other liabilities		(41,099)	5,908
Lease assets and liabilities		(17,840)	(14,556)
Income taxes		(78,492)	(7,560)
Other, net		1,713	3,770
Net cash provided by (used in) operating activities		(27,231)	160,941
Investing activities:
Capital expenditures		(26,226)	(63,635)
Proceeds from sale of a business	3	18,388	6,711
Proceeds from insurance claims		—	1,770
Other, net		(292)	7,132
Net cash used in investing activities		(8,130)	(48,022)
Financing activities:
Repayments of long-term debt	14	(932)	—
Issuance of common stock, net of shares withheld for tax		(3,568)	(5,835)
Repurchase of common stock		—	(100,026)
Finance lease payments		(1,759)	(1,363)
Dividends paid to shareholders		(22,281)	(21,989)
Net cash used in financing activities		(28,540)	(129,213)
Effects of foreign exchange rate changes on cash and cash equivalents		(462)	(4,706)
Decrease in cash and cash equivalents		(64,363)	(21,000)
Cash and cash equivalents at beginning of period		506,699	351,385
Cash and cash equivalents at end of period		$442,336	$330,385

See Notes to unaudited condensed consolidated financial statements.

	Six months ended
	March 27, 2026	March 28, 2025
Supplementary Cash Flow Information
Capital expenditures, not yet paid	$1,391	$2,373
Operating lease right-of-use assets obtained in exchange for lease liabilities	$7,042	$2,766

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount
Balance as of September 30, 2025	33,665	$338	$526,600	$889,391	$(17,988)	$1,398,341
Net income	—	—	—	15,034	—	15,034
Other comprehensive loss	—	—	—	—	2,793	2,793
Stock-based compensation	—	—	4,020	—	—	4,020
Issuance of common stock, net of shares withheld for tax	85	—	(3,468)	—	—	(3,468)
Repurchase of common stock	—	—	—	—	—	—
Dividends declared	—	—	—	(11,450)	—	(11,450)
Balance as of December 26, 2025	33,750	$338	$527,152	$892,975	$(15,195)	$1,405,270
Net loss	—	—	—	(124,073)	—	(124,073)
Other comprehensive income	—	—	—	—	(2,009)	(2,009)
Stock-based compensation	—	—	12,848	—	—	12,848
Issuance of common stock, net of shares withheld for tax	17	—	(101)	—	—	(101)
Repurchase of common stock	—	—	—	—	—	—
Dividends declared	—	—	—	(11,038)	—	(11,038)
Balance as of March 27, 2026	33,767	$338	$539,899	$757,864	$(17,204)	$1,280,897

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount
Balance as of September 30, 2024	34,858	$350	$509,254	$1,049,390	$(19,094)	$1,539,900
Net income	—	—	—	46,336	—	46,336
Other comprehensive income	—	—	—	—	(17,490)	(17,490)
Stock-based compensation	—	—	6,097	—	—	6,097
Issuance of common stock, net of shares withheld for tax	99	1	(5,864)	—	—	(5,863)
Repurchase of common stock	(559)	(6)	—	(50,506)	—	(50,512)
Dividends declared	—	—	—	(11,120)	—	(11,120)
Balance as of December 27, 2024	34,398	$345	$509,487	$1,034,100	$(36,584)	$1,507,348
Net loss	—	—	—	(50,057)	—	(50,057)
Other comprehensive loss	—	—	—	—	6,707	6,707
Stock-based compensation	—	—	7,713	—	—	7,713
Issuance of common stock, net of shares withheld for tax	15	—	28	—	—	28
Repurchase of common stock	(763)	(8)	—	(50,443)	—	(50,451)
Dividends declared	—	—	—	(10,868)	—	(10,868)
Balance as of March 28, 2025	33,650	$337	$517,228	$922,732	$(29,877)	$1,410,420

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars and shares in thousands, except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Organization and Ownership Structure — Atkore Inc. (the “Company”, “Atkore” or “AI”) is a leading manufacturer of Electrical products primarily for the non-residential construction and renovation markets and Safety & Infrastructure solutions for the construction and industrial markets. Atkore was incorporated in the State of Delaware on November 4, 2010 under the name Atkore International Group, Inc. and changed its name to Atkore Inc. on February 16, 2021. As of March 27, 2026, Atkore was the sole stockholder of Atkore International Inc. ("AII").

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

ASU	Description of ASU	Impact to Atkore	Adoption Date
2023-09 Income Taxes (Topic 740); Improvements to Income Tax Disclosures	The ASU requires companies to provide additional tax disclosures including specific categories in the rate reconciliations and reconciling items that meet a quantitative threshold. Additional disclosures are also required for income tax paid and the disaggregation of domestic and foreign income tax expense.	The Company has adopted the standard in fiscal 2026 and will include the disclosures required by the ASU within the Income Tax Footnote of the annual report.	2026
2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)	The ASU requires companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses. The amendments in this update do not change or remove current expense disclosure requirements presented on the face of the income statement. However, the amendments require the disaggregation of certain expense captions into specified categories in the notes to financial statements and inclusion of certain current disclosures in the same tabular format as the other disaggregation requirements in the amendments.	The Company will adopt the standard in fiscal 2028 and include the disclosures required by the ASU within the annual report and quarterly reports beginning in fiscal 2029.	2028
2025-06 Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40); Targeted Improvements to the Accounting for Internal-Use Software	This ASU requires companies to consider project stages in determining whether a software development cost for internal-use software is capitalized or expensed. The amendment requires an entity to start capitalizing software costs when management has both authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the intended function. Additionally, disclosures are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements in accordance with Subtopic 360-10, Property, Plant, and Equipment - Overall.	The Company is still evaluating the future impact of this accounting standard.	2029

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

For the six months ended March 27, 2026, the Company has recognized a reduction of revenue of $30,391 for the economic value of tax credits to be transferred and a benefit to cost of sales of $33,993. As of March 27, 2026, the Company had a liability of $18,167 for credits to be transferred or the value thereof. As of March 27, 2026, all activity related to the solar energy tax credits was within the Safety & Infrastructure segment.

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

To the extent that the Company receives cash payments for performance obligations that have not yet been met, the Company records these amounts as deferred revenue within the Customer liabilities line on the condensed consolidated balance sheet.

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

3. DIVESTITURES

On December 1, 2025, the Company sold Tectron Tube. The transaction was structured as an asset sale.

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

4. ASSETS HELD FOR SALE

In September 2025, the Company announced a strategic review that included the potential sale of its High-Density Polyethylene ("HDPE") pipe business. During the second quarter of 2026, the Company's Board of Directors approved the sale and a potential buyer was identified. As of March 27, 2026, all criteria under ASC 360-10-45-9 were met, and the Company's HDPE business (the "disposal group"), a component of the Electrical reportable segment, was classified as held for sale. The disposal group did not meet the criteria for classification as a discontinued operation under ASC 205-20, and accordingly, the results of operations of the HDPE business are included in the Company's results from continuing operations for all periods presented.

On April 7, 2026, the Company completed the sale of the HDPE business to Infra Pipes Solutions U.S Corp. Under the terms of the sale agreement, Atkore contributed its HDPE business, together with commitments to provide an additional approximately $28,000 of cash, in exchange for a retained 10% equity interest in the combined entity and contingent consideration.

The disposal group, consisting of the associated assets and liabilities, is measured at the lower of carrying value or fair value less costs to sell. Depreciation and amortization expense is not recorded for the period in which assets are classified as held for sale.

Goodwill of $6,500 associated with the HDPE business was determined to be fully impaired as of March 27, 2026, resulting in an impairment charge that is included in Asset impairments in the Condensed Consolidated Statements of Operations for the three and six months ended March 27, 2026.

After the impairment of the goodwill, the carrying value of the remaining net assets held for sale was greater than their fair value less costs to sell, resulting in a loss of $25,664 that is included in Other expense, net in the Condensed Consolidated Statements of Operations for the three and six months ended March 27, 2026.

The fair value less costs to sell of the disposal group was primarily determined using a discounted cash flows model but also considered information obtained through the bidding process. The discounted cash flows model includes significant unobservable inputs, and is therefore classified as a Level 3 fair value measurement. This fair value measurement is preliminary and subject to change as the Company finalizes its valuation analysis.

The following table presents the major classes of assets and liabilities classified as held for sale:

(in thousands)	Assets held for sale at March 27, 2026
Accounts receivable, net	15,957
Inventory, net	25,273
Other current assets	586
Property, plant and equipment, net	18,697
Intangibles, net	21,048
Deferred tax assets	8,135
Right of use assets	$912
Preliminary assets held for sale	$90,608
Less valuation allowance	$(25,664)
Assets held for sale	$64,944

(in thousands)	Liabilities held for sale at March 27, 2026
Accounts payable	$12,668
Other accrued liabilities	3,573
Short term lease liabilities	1,546
Long term lease liabilities	3,416
Liabilities held for sale	$21,203

5. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service.

The net periodic benefit credit was as follows:

	Three months ended		Six months ended
(in thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Interest cost	$1,118	$1,139	$2,236	$2,278
Expected return on plan assets	(1,254)	(1,081)	(2,508)	(2,161)
Amortization of actuarial loss	62	52	124	104
Net periodic benefit (credit) cost	$(74)	$110	$(148)	$221

6. RESTRUCTURING CHARGES

On September 29, 2025, the Company announced plans for headcount reductions and plant closures at certain of its facilities. The following tables summarize the activities related to the plan.

The liability for restructuring reserves is included within Other current liabilities in the Company's condensed consolidated balance sheets as follows:

	Electrical		Safety & Infrastructure	Other/ Corporate
(in thousands)	Severance	Other	Severance	Severance	Total
Balance as of September 30, 2025	$845	$—	$227	$257	$1,329
Charges	445	167	928	(13)	1,527
Utilization	(772)	(162)	(245)	(244)	(1,423)
Balance as of December 26, 2025	$518	$5	$910	$—	$1,433
Charges	514	2,809	805	—	4,128
Utilization	(603)	(2,555)	(309)	—	(3,467)
Balance as of March 27, 2026	$429	$259	$1,406	$—	$2,094

The Company expects to utilize all restructuring accruals as of March 27, 2026 within the next twelve months. The net restructuring charges included as a component of Selling, general and administrative expenses in the Company's condensed consolidated statements of operations were as follows:

	Three months ended		Six months ended
(in thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Total restructuring charges, net	$4,128	$595	$5,656	$916
In addition to the charges presented above, the Company reduced the remaining useful lives of assets still in use at the plants that are closing in fiscal 2026. This resulted in an additional depreciation expense of $9,739 and $17,903 to be recognized in the three and six months ended March 27, 2026. Depreciation of plant assets is recognized in Cost of sales.

The Company additionally recognized a non-cash impairment charge of $3,774 pertaining to operating lease right-of-use assets, as well as $1,279 associated with construction-in-progress assets, in connection with the closure of plants and the subsequent winding down of operations.

7. OTHER EXPENSE, NET

Other expense, net consisted of the following:

	Three months ended		Six months ended
(in thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Loss on assets held for sale	$25,664	$281	$25,664	$349
Foreign exchange loss on intercompany loans	—	—	—	1,021
Pension-related benefits	(52)	44	(104)	88
Loss (gain) on sale of business	—	6,101	(2,275)	6,101
Other expense, net	$25,612	$6,426	$23,285	$7,559

In fiscal 2026, the Company divested Tectron Tube as well as operations in Russia, resulting in the Company recognizing a gain of $2,415 and a loss of $140, respectively. In fiscal 2025, the Company divested Northwest Polymers, resulting in the Company recognizing a loss of $6,101.

As of March 27, 2026, the HDPE business met the criteria to be classified as held for sale. Accordingly, the business was measured at fair value, resulting in the recognition of a valuation allowance of $25,664. see Note 4, “Assets Held for Sale” for additional details.

8. INCOME TAXES

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

For the three months ended March 27, 2026 and March 28, 2025, the Company’s effective tax rate attributable to income before income taxes was 21.8% and 24.7%, respectively. For the three months ended March 27, 2026 and March 28, 2025, the Company had income tax benefits of $34,657 and $16,452, respectively. The decrease in the current period effective tax rate was driven by the impact of the impairment of the HDPE long-lived assets recorded in the second quarter of fiscal 2025.

For the six months ended March 27, 2026 and March 28, 2025, the Company’s effective tax rate attributable to income before income taxes was 23.9% and 53.0%, respectively. For the six months ended March 27, 2026 and March 28, 2025, the Company had income tax benefits of $34,192 and $4,193, respectively. The decrease in the current period effective tax rate was driven by the impact of the impairment of the HDPE long-lived assets and divestiture of Northwest Polymers LLC in the second quarter of fiscal 2025.

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
(in thousands, except per share data)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Numerator:
Net income (loss)	$(124,073)	$(50,057)	$(109,039)	$(3,720)
Less: Undistributed earnings allocated to participating securities	—	—	—	—
Net income (loss) available to common shareholders	$(124,073)	$(50,057)	$(109,039)	$(3,720)

Denominator:
Basic weighted average common shares outstanding	33,761	34,074	33,734	34,428
Effect of dilutive securities: Non-participating employee stock options (1)	198	216	199	232
Diluted weighted average common shares outstanding	33,959	34,290	33,933	34,660
Basic earnings (loss) per share	$(3.68)	$(1.47)	$(3.25)	$(0.11)
Diluted earnings (loss) per share	$(3.65)	$(1.46)	$(3.21)	$(0.11)

(1) Stock options to purchase shares of common stock that would have been anti-dilutive are not included in the calculation. There were no anti-dilutive options outstanding during the three and six months ended March 27, 2026 and March 28, 2025.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component for the three months ended March 27, 2026 and March 28, 2025.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of December 26, 2025	$(10,366)	$(4,829)	$(15,195)
Other comprehensive income before reclassifications	—	(2,058)	(2,058)
Amounts reclassified from accumulated other comprehensive income, net of tax	49	—	49
Net current period other comprehensive income (loss)	49	(2,058)	(2,009)
Balance as of March 27, 2026	$(10,317)	$(6,887)	$(17,204)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of December 27, 2024	$(10,366)	$(26,218)	$(36,584)
Other comprehensive loss before reclassifications	—	6,666	6,666
Amounts reclassified from accumulated other comprehensive loss, net of tax	41	—	41
Net current period other comprehensive income	41	6,666	6,707
Balance as of March 28, 2025	$(10,325)	$(19,552)	$(29,877)

The following tables present the changes in accumulated other comprehensive loss by component for the six months ended March 27, 2026 and March 28, 2025.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2025	$(10,414)	$(7,574)	$(17,988)
Other comprehensive loss before reclassifications	—	687	687
Amounts reclassified from accumulated other comprehensive loss, net of tax	97	—	97
Net current period other comprehensive income	97	687	784
Balance as of March 27, 2026	$(10,317)	$(6,887)	$(17,204)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2024	$(10,408)	$(8,686)	$(19,094)
Other comprehensive income before reclassifications	—	(10,866)	(10,866)
Amounts reclassified from accumulated other comprehensive income, net of tax	83	—	83
Net current period other comprehensive income	83	(10,866)	(10,783)
Balance as of March 28, 2025	$(10,325)	$(19,552)	$(29,877)

11. INVENTORIES, NET

A majority of the Company’s inventories are recorded at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 79% and 81% of the Company’s inventories were valued at the lower of LIFO cost or market at each of March 27, 2026 and September 30, 2025. Interim LIFO determinations, including those at March 27, 2026, are based on management’s estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	March 27, 2026	September 30, 2025
Purchased materials and manufactured parts, net	$96,752	$134,869
Work in process, net	61,771	74,159
Finished goods, net	242,540	275,817
Inventories, net	$401,063	$484,845

Total inventories would be $31,807 higher and $8,995 higher than reported as of March 27, 2026 and September 30, 2025, respectively, if the first-in, first-out method was used for all inventories.

During the three months ended March 27, 2026, inventory quantities in specific pools were lower at the end of the period than the quantities at the beginning of the period. This reduction resulted in a liquidation of LIFO inventory quantities carried at net higher costs prevailing in the respective prior years as compared with the cost of respective current year purchases. The effect of this inventory reduction resulted in increased cost of goods sold and decreasing operating income of approximately $2,630.

As of March 27, 2026, and September 30, 2025, the excess and obsolete inventory reserve was $29,590 and $23,192, respectively.

12. PROPERTY, PLANT AND EQUIPMENT

As of March 27, 2026 and September 30, 2025, property, plant and equipment and accumulated depreciation were as follows:

(in thousands)	March 27, 2026	September 30, 2025
Land	$30,130	$29,766
Buildings and related improvements	204,607	217,894
Machinery and equipment	708,552	701,220
Leasehold improvements	19,210	22,116
Software	61,172	64,371
Construction in progress	89,011	107,758
Property, plant and equipment, at cost	1,112,682	1,143,125
Accumulated depreciation	(577,973)	(548,859)
Property, plant and equipment, net	$534,709	$594,266

Depreciation expense for the three months ended March 27, 2026 and March 28, 2025 totaled $27,058 and $19,072, respectively. Depreciation expense for the six months ended March 27, 2026 and March 28, 2025 totaled $56,866 and $36,706, respectively.

13. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2025	$260,843	$33,642	$294,485
Assets Held for Sale	(6,500)	—	(6,500)
Exchange rate effects	(467)	15	(452)
Balance as of March 27, 2026	$253,876	$33,657	$287,533

Goodwill balances as of March 27, 2026 included $12,145 and $61,885 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively.

The Company designated its HDPE business as held for sale as of the quarter ended March 27, 2026. Consequently, an amount of $6,500 attributable to goodwill was allocated to the HDPE business unit. This allocation of goodwill has been recognized within assets classified as held for sale. Following the allocation of goodwill, the Company conducted an evaluation of the HDPE business for potential impairment and as a result, recognized an impairment of $6,500. See Note 4, “Assets Held for Sale” for additional details.

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

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible asset:

		March 27, 2026			September 30, 2025
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$375,329	$(343,321)	$32,008	$401,771	$(338,201)	$63,570
Other	8	23,541	(21,311)	2,230	25,205	(20,797)	4,408
Total		398,870	(364,632)	34,238	426,976	(358,998)	67,978
Indefinite-lived intangible assets:
Trade names		92,782	—	92,782	92,780	—	92,780
Total		$491,652	$(364,632)	$127,020	$519,756	$(358,998)	$160,758

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Included in the table above are the effects of changes in exchange rates, which were not material for the six months ended March 27, 2026. Additionally, the Company reclassified $21,048 of intangible assets net of amortization related to the HDPE business to assets held for sale as described in Note 4, “Assets Held for Sale”. Amortization expense for the three months ended March 27, 2026 and March 28, 2025 was $6,282 and $10,166, respectively.

Expected amortization expense for intangible assets for the remainder of fiscal 2026 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2026	$7,194
2027	13,676
2028	3,890
2029	2,740
2030	2,738
2031	1,921
Thereafter	2,079

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

14. DEBT

Debt as of March 27, 2026 and September 30, 2025 was as follows:

(in thousands)	March 27, 2026	September 30, 2025
ABL Credit Facility	$—	$—
Senior Secured Term Loan Facility due September 29, 2032	369,864	370,628
Senior Notes due June 2031	400,000	400,000
Deferred financing costs	(9,223)	(10,096)
Total debt	$760,641	$760,532
Less: Current portion	3,730	3,730
Long-term debt	$756,911	$756,802

The asset-based credit facility (the “ABL Credit Facility”) has aggregate commitments of $325,000. AII is the borrower under the ABL Credit Facility which is guaranteed by the Company and all other subsidiaries of the Company (other than AII) that are guarantors of the Senior Notes (as defined below). AII’s availability under the ABL Credit Facility was $325,000 as of each of March 27, 2026 and September 30, 2025.

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

On September 29, 2025, the Company entered into a new $373,000 senior secured term loan facility (the “New Senior Secured Term Loan Facility”) pursuant to an amendment to its existing Term Loan Credit Agreement (the “Amendment”). The New Senior Secured Term Loan Facility will mature on the earlier of (i) September 29, 2032 and (ii) the date that is 91 days prior to the maturity of the Company’s existing senior notes due June 1, 2031 if more than $100,000 of such senior notes remains outstanding as of such date. Borrowings under the New Senior Secured Term Loan Facility will bear interest at the rate of either (x) Term SOFR (with a floor of 0%) plus 2.00%, or (y) an alternate base rate (with a floor of 1.5%) plus 1.00%. The New Senior Secured Term Loan Facility has an annual amortization rate of 1.00%.

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

The Company periodically uses forward currency contracts to hedge the effects of foreign exchange relating to intercompany balances denominated in a foreign currency. These derivative instruments are not formally designated as a hedge by the Company. Short-term forward currency contracts are recorded in either other current assets or other current liabilities and long-term forward currency contracts are recorded in either other long-term assets or other long-term liabilities in the condensed consolidated balance sheets. The fair value gains and losses are included in Other expense, net, within the condensed consolidated statements of operations. See Note 7, “Other Expense, net” for further detail.

Cash flows associated with derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The Company had no active forward currency contracts or other derivative instruments as of March 27, 2026, or September 30, 2025.

The following table presents the Company’s assets and liabilities measured at fair value:

	March 27, 2026		September 30, 2025
(in thousands)	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents	$352,216	$—	$422,292	$—

The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	March 27, 2026		September 30, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan Facility due September 29, 2032	$372,068	$372,068	$373,000	$371,135
Senior Notes due June 2031	400,000	372,328	400,000	373,164
Total Debt	$772,068	$744,396	$773,000	$744,299

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

16. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of March 27, 2026, such obligations were $193,733 for the rest of fiscal year 2026 and $16,000 for fiscal year 2027 and beyond. These amounts represent open purchase orders for materials used in production.

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

Legal Contingencies — From time to time, the Company is subject to a number of disputes, administrative proceedings and other claims arising out of the ordinary conduct of the Company’s business. These matters generally relate to disputes arising out of the use or installation of the Company’s products, product liability litigation, contract disputes, patent infringement accusations, employment matters, personal injury claims and similar matters, but other claims can and have been raised.

Except as reflected below, any recorded liabilities, including any changes to such liabilities for the six months ended March 27, 2026 and March 28, 2025, respectively, were not material to the condensed consolidated financial statements.

Claims, suits, investigations and proceedings are inherently uncertain, and it is not possible to predict the ultimate outcome of these matters. It is the Company’s experience that damage amounts claimed in litigation against it are unreliable and unrelated to possible outcomes, and as such are not meaningful indicators of the Company’s potential liability. Except to the extent reflected below, the Company believes the likelihood of material loss is remote and/or is unable to reasonably estimate any loss due to a number of factors, including considerations of the procedural status of the matter in question, and/or the ongoing discovery and development of information important to the matters.

Whether any losses, damages or remedies finally determined in any claim, suit, investigation or proceeding could reasonably have a material effect on the company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses or damages; the structure and type of any such remedies; the significance of the impact of any such losses, damages or remedies; and the unique facts and circumstances of the particular matter that may give rise to additional factors. While the Company will continue to defend itself vigorously, it is possible that the Company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

The following is a summary of the more significant legal matters involving the Company.

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

In the fourth quarter of fiscal 2024, the Company was named a defendant in several putative class action lawsuits, consolidated under the caption In re: PVC Pipe Antitrust Litigation (N.D. Ill. 24-cv-07639), seeking injunctive and monetary relief on behalf of both direct and indirect purchasers of PVC water pipe and PVC conduit. The suits generally allege anticompetitive conduct related to the price of PVC pipes sold in the United States between approximately 2021 and the present. Specifically, the complaints allege that the defendant PVC pipe manufacturers improperly shared otherwise confidential information through their contribution of information to, and readership of, a weekly report called “PVC & Pipe Weekly” published by defendant Oil Price Information Service, LLC (“OPIS”), as well as through direct communications with each other. The complaints claim that this conspiracy violated Section 1 of the Sherman Antitrust Act of 1890, as amended, and certain state laws. All cases are pending in federal court for the Northern District of Illinois. Amended complaints were filed in August 2025 that included additional allegations against the defendants, including the Company. Defendants have filed motions to dismiss the amended complaints, and briefing on these motions is complete. The Court has not ruled on the pending motions to dismiss. Procedurally, the case remains in an early stage. Limited discovery has occurred and a stay on most discovery continues in place through July 1, 2026. The Company has engaged in mediation sessions with two putative classes: the Direct Purchaser Plaintiffs (“DPPs”) and Non-Converter Seller Purchaser Plaintiffs (“NCSPs”). On April 28, 2026, the Company entered into proposed settlement agreements with these two putative classes of plaintiffs in In re: PVC Pipe Antitrust Litigation. Specifically, the Company agreed to pay (i) the putative class of DPPs $72.5 million and (ii) the putative class of NCSPs $64 million and, for each settling putative class, to provide certain negotiated cooperation. The settlement agreements contain various other rights and obligations. The Company has not admitted liability in connection with either proposed settlement. The Settlement Agreements remain subject to preliminary and final approval by the Court. The putative DPP and NCSP classes filed unopposed motions for preliminary approval of the settlement agreements on April 29, 2026, which remain pending before the Court. The claims of the End User Plaintiffs, the third putative class in the Class Action Litigation, remain pending and no settlement discussions with this putative class have taken place. The Company intends to vigorously defend itself against the claims asserted by the putative DPP and NCSP classes if the proposed settlements are not approved by the Court or are terminated according to their terms, and against the claims asserted by the remaining putative End User class. There are differences between the classes including, but not limited to, the applicable legal framework applied to the individual classes. The settlement amounts for the DPP and NCSP Plaintiffs are reflected as a non-operating expense and a current liability in the quarter ended March 27, 2026. Although the Company views incurrence of a loss in this matter as probable in relation to the End User class of plaintiffs, the Company cannot reasonably estimate a range of such loss at this time. Among the many considerations leading the Company to this conclusion, are the early procedural posture of the matter, the limited level of engagement between the parties, the lack of approved and finalized settlements, differing claims, circumstances and legal frameworks among the putative classes and uncertainties related to ongoing government investigations.

An adverse outcome in this antitrust litigation could have a material adverse impact on the Company’s business, financial position, results of operations or cash flows.

In September 2025, the Company was also named a defendant in a lawsuit in British Columbia, Canada with allegations similar to those in the US antitrust lawsuits. At this time, the Company is not able to predict any outcome or estimate the amount of loss, if any, which could be associated with any adverse decision in this matter.

On February 13, 2025, the Company received from the U.S. Department of Justice Antitrust Division (“DOJ”) a grand jury subpoena issued by the U.S. District Court for the Northern District of California. The subpoena calls for production of documents relating to the pricing of the Company’s PVC pipe and conduit products. The Company is complying, and intends to continue to comply, with its obligations under the subpoena. In October 2025, the DOJ intervened in In re: PVC Pipe Antitrust Litigation and sought an order from the court staying most discovery in these matters for six months. DOJ’s motion to stay discovery was granted without objection. The DOJ subsequently moved to extend the stay through July 1, 2026, which extension was granted by the Court. The DOJ investigation continues.

In the second quarter of fiscal 2025, the Company and certain of its current and former officers were named as defendants in two putative securities class action lawsuits under the captions Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefits Fund v. Atkore Inc. et al (N.D. Ill 1:25-cv-01851) and Coles v. Atkore Inc. et al (N.D. Ill 1:25-cv-02686). The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10(b)(5) promulgated thereunder, based on disclosures about the Company’s business, operations, and prospects, which were allegedly false or misleading based on the allegations in the antitrust matters described above. The complaints seek damages in an unspecified amount on behalf of all shareholders who purchased shares during the class period. Those cases were consolidated, an amended complaint was filed in August 2025, and a further amended complaint was filed in December 2025. The defendants moved to dismiss the complaint, and briefing on that motion is expected to be completed in June 2026. The Company believes there are defenses, both factual and legal, to the allegations in these proceedings, and the Company plans to vigorously defend the cases.
Also, in the second quarter of fiscal 2025, a putative shareholder derivative lawsuit was filed naming the Company as the nominal defendant under the caption Blatzer v. Waltz et al (N.D. Ill 1:25-cv-02833). The Company’s directors and certain of its current and former officers are named as defendants. A second such lawsuit was filed under the caption LR Trust v. Waltz et al (N.D. III 1:25-cv-08009). These complaints assert claims for breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, waste, and violations of federal securities laws, and in LR Trust, an insider trading claim, based primarily on the same alleged conduct underlying the securities class action lawsuits described above, and seek damages in an unspecified amount and other relief. Those lawsuits were consolidated and have been stayed.
At this time, the Company is not able to predict any outcome or estimate the amount of loss, if any, which could be associated with any adverse decision on the securities or derivative litigation above. An adverse outcome in the securities or derivative litigation above could have a material adverse impact on the Company’s business, financial position, results of operations or cash flows.

17. GUARANTEES

The Company had no outstanding letters of credit as of March 27, 2026. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $25,328 as of March 27, 2026.

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

	Three months ended
	March 27, 2026			March 28, 2025
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$532,452	$5	$74,351	$492,670	$7	$90,943
Safety & Infrastructure	198,925	175	17,303	209,055	218	36,064
Eliminations	—	(180)		—	(225)
Consolidated operations	$731,377	$—		$701,725	$—

	Six months ended
	March 27, 2026			March 28, 2025
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$1,001,998	$13	$129,453	$958,025	$7	$183,330
Safety & Infrastructure	384,927	425	47,490	405,297	700	51,643
Eliminations	—	(438)		—	(707)
Consolidated operations	$1,386,925	$—		$1,363,322	$—

The table below presents the reconciliation of net sales from continuing operations to Adjusted EBITDA by segment.

	Three months ended
	March 27, 2026		March 28, 2025
(in thousands)	Electrical	Safety and Infrastructure	Electrical	Safety and Infrastructure
Net Sales	$532,457	$199,100	$492,677	$209,272
Cost of sales	(415,137)	(179,971)	(358,204)	(161,779)
Selling, general and administrative expenses	(56,602)	(22,812)	(57,953)	(18,111)
Other Segment Items (a)	13,633	20,986	14,423	6,682
Adjusted EBITDA	$74,351	$17,303	$90,943	$36,064
(a) Other Segment items include intangibles amortization expense, depreciation expense, interest expense, income tax expense, and other adjustments to the measure of profitability as defined above.

	Six months ended
	March 27, 2026		March 28, 2025
(in thousands)	Electrical	Safety and Infrastructure	Electrical	Safety and Infrastructure
Net Sales	$1,002,011	$385,352	$958,031	$405,997
Cost of sales	(788,721)	(333,046)	(682,345)	(330,187)
Selling, general and administrative expenses	(110,094)	(43,133)	(111,185)	(37,714)
Other Segment Items (a)	26,257	38,317	18,829	13,547
Adjusted EBITDA	$129,453	$47,490	$183,330	$51,643
(a) Other Segment items include intangibles amortization expense, depreciation expense, interest expense, income tax expense, and other adjustments to the measure of profitability as defined above.

Presented below is a reconciliation of Operating segment Adjusted EBITDA to Income before income taxes:

	Three months ended		Six months ended
(in thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Operating segment Adjusted EBITDA
Electrical	$74,351	$90,943	$129,453	$183,330
Safety & Infrastructure	17,303	36,064	47,490	51,643
Total	$91,654	$127,007	$176,943	$234,973
Unallocated expenses (a)	(10,601)	(10,598)	(26,744)	(19,414)
Depreciation and amortization	(33,340)	(29,238)	(69,458)	(58,571)
Interest expense, net	(6,985)	(8,261)	(13,884)	(16,470)
Restructuring charges	(4,128)	(595)	(5,656)	(916)
Transaction costs	(4,020)	(174)	(10,291)	(209)
Loss on assets held for sale	(25,664)	(281)	(25,664)	(349)
Loss on sale of business	—	(6,101)	2,275	(6,101)
Asset impairment charges	(11,553)	(127,733)	(11,553)	(127,733)
Stock-based compensation	(12,848)	(7,713)	(16,868)	(13,810)
Litigation settlement expense	(136,500)	—	(136,500)	—
Other (b)	(4,745)	(2,822)	(5,831)	687
Income before income taxes	$(158,730)	$(66,509)	$(143,231)	$(7,913)

(a) Represents unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, human resources, information technology, business development and communications, as well as certain costs and earnings of employee-related benefits plans, such as stock-based compensation and a portion of self-insured medical costs.
(b) Represents other items, such as inventory reserves and adjustments, (gain) loss on disposal of property, plant and equipment, realized or unrealized (gain) loss on foreign currency impacts of intercompany loans and insurance recoveries.

The table below presents capital expenditures by segment for the six months ended March 27, 2026 and March 28, 2025, respectively. Additionally presented are total assets by segment as of March 27, 2026 and September 30, 2025.

	Capital Expenditures		Total Assets
(in thousands)	March 27, 2026	March 28, 2025	March 27, 2026	September 30, 2025
Electrical	$14,366	$30,877	$1,497,298	$1,456,834
Safety & Infrastructure	8,987	19,465	660,810	721,156
Unallocated (a)	2,873	13,293	690,268	673,932
Consolidated operations	$26,226	$63,635	$2,848,376	$2,851,922
(a) Unallocated capital expenditures represent those activities within the corporate departments. Unallocated total assets includes corporate assets primarily consisting of cash, corporate prepaid assets, fixed assets and income tax-based assets

The Company’s net sales by geography were as follows for the three and six months ended March 27, 2026 and March 28, 2025:

	Three months ended		Six months ended
(in thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
United States	$619,057	$608,792	$1,184,819	$1,182,152
Other Americas	20,012	23,150	37,957	42,894
Europe	52,820	57,099	99,363	115,028
Asia-Pacific	39,488	12,684	64,786	23,248
Total	$731,377	$701,725	$1,386,925	$1,363,322

The Company’s long-lived assets by geography were as follows:

	Long-Lived Assets
(in thousands)	March 27, 2026	September 30, 2025
United States	$614,373	$681,948
Other Americas	9,311	8,253
Europe	48,689	53,300
Asia-Pacific	6,919	7,445
Total	$679,292	$750,946

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in either period for the six months ended March 27, 2026 and March 28, 2025:

	Three months ended		Six months ended
(in thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Metal Electrical Conduit and Fittings	$128,981	$111,866	$247,337	$214,071
Electrical Cable & Flexible Conduit	125,078	124,991	235,969	234,457
Plastic Pipe and Conduit	149,484	160,464	287,597	323,026
Other Electrical products (a)	128,909	95,349	231,095	186,471
Electrical	532,452	492,670	1,001,998	958,025

Mechanical Pipe	74,077	70,530	139,439	136,789
Other Safety & Infrastructure products (b)	124,848	138,527	245,488	268,508
Safety & Infrastructure	198,925	209,055	384,927	405,297
Net sales	$731,377	$701,725	$1,386,925	$1,363,322
(a) Other Electrical products includes International Cable Management, Fiberglass Conduit and Corrosion Resistant Conduit.
(b) Other S&I products includes Metal Framing and Fittings, Construction Services, Perimeter Security and Cable Management.

19. SUBSEQUENT EVENTS

On April 7, 2026, the Company completed the sale of its HDPE business, which had been classified as held for sale as of March 27, 2026. See Note 4, “Assets Held for Sale” for additional details.

On April 28, 2026, the Company entered into settlement agreements (the "Settlement Agreements") with two of the three putative classes in a case captioned In re PVC Pipe Antitrust Litigation (“Class Action Litigation”). These two classes were the Direct Purchaser Plaintiffs ("DPP Plaintiffs") and the Non-Converter Seller Purchaser Plaintiffs ("NCSP" Plaintiffs) (together, the "DPP and NCSP Plaintiffs"), individually and on behalf of the putative DPP and NCSP Plaintiff class members. The Settlement Agreements totaled $136.5 million and was recognized in the Company’s financial statements for the quarter ended March 27, 2026.

On April 30, 2026, Atkore’s Board of Directors approved a quarterly dividend payment of $0.33 per share of common stock payable on May 29, 2026 to stockholders of record on May 19, 2026.

On April 30, 2026, the Company completed the sale of its Vergo Coating SRL and Vergo Galva NV businesses in Belgium. These businesses did not meet the criteria to be classified as assets held for sale as of March 27, 2026.

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

RESULTS OF OPERATIONS

The consolidated results of operations for the three months ended March 27, 2026 and March 28, 2025 were as follows:

	Three months ended
(in thousands)	March 27, 2026	March 28, 2025	Change	% Change
Net sales	$731,377	$701,725	$29,652	4.2%
Cost of sales	595,261	516,608	78,653	15.2%
Gross profit	136,116	185,117	(49,001)	(26.5)%
Selling, general and administrative	107,914	99,040	8,874	9.0%
Intangible asset amortization	6,282	10,166	(3,884)	(38.2)%
Asset impairment charges	11,553	127,733	(116,180)	(91.0)%
Operating income (loss)	10,367	(51,822)	62,189	(120.0)%
Interest expense, net	6,985	8,261	(1,276)	(15.4)%
Litigation settlement expense	136,500	—	136,500	100.0%
Other expense, net	25,612	6,426	19,186	298.6%
Income (loss) before income taxes	(158,730)	(66,509)	(92,221)	138.7%
Income tax expense (benefit)	(34,657)	(16,452)	(18,205)	110.7%
Net income (loss)	$(124,073)	$(50,057)	$(74,016)	147.9%

Net sales

% Change
Volume	4.6%
Average selling prices	1.5%
Foreign exchange	1.2%
Divestitures	(1.8)%
Other	(1.3)%
Net sales	4.2%

Net sales increased by $29.7 million, or 4.2%, to $731.4 million for the three months ended March 27, 2026, compared to $701.7 million for the three months ended March 28, 2025. The increase in net sales is primarily attributed to increased sales volume of $32.3 million, increased average selling prices of $10.2 million and foreign exchange benefits of $8.2 million partially offset by the impact of divestitures of $12.6 million.

Cost of sales

% Change
Volume	3.8%
Average input costs	15.9%
Solar energy tax credits	(1.9)%
Divestitures	(2.0)%
Other	(0.6)%
Cost of sales	15.2%

Cost of sales increased by $78.7 million, or 15.2%, to $595.3 million for the three months ended March 27, 2026 compared to $516.6 million for the three months ended March 28, 2025. The increase was primarily due to increased inputs costs of $82.1 million and increased sales volume of $19.4 million and partially offset by higher solar energy tax credits of $9.9 million the impact of recent divestitures $10.4 million.

Selling, general and administrative

Selling, general and administrative expenses increased by $8.9 million, or 9.0%, to $107.9 million for the three months ended March 27, 2026 compared to $99.0 million for the three months ended March 28, 2025. The increase was primarily due to increased compensation costs, net of productivity initiatives, of $5.1 million, increased restructuring costs of $3.5 million, and increased transaction costs of $3.8 million, partially offset by lower costs of $3.5 million across various other spend categories.

Intangible asset amortization

Intangible asset amortization expense decreased to $6.3 million for the three months ended March 27, 2026 compared to $10.2 million for the three months ended March 28, 2025. The decrease in amortization expense resulted from certain intangibles becoming fully amortized or the amortizable base decreasing as a result of impairment charges recorded in fiscal 2025.

Asset impairment charges

Asset impairment charges decreased to $11.6 million for the three months ended March 27, 2026 compared to $127.7 million for the three months ended March 28, 2025. The decrease in asset impairment charges resulted primarily from the impairment charges recorded against the HDPE business in fiscal 2025 of $127.7 million compared to the fiscal 2026 impairments of goodwill related to the HDPE business of $6.5 million, as described in Note 4, “Assets Held for Sale”, and impairment charges of $3,774 pertaining to operating lease right-of-use assets, as well as $1,279 associated with construction-in-progress assets, in connection with the closure of plants, as described in Note 6, “Restructuring Charges”.

Interest expense, net

Interest expense, net decreased by $1.3 million, or 15.4% to $7.0 million for the three months ended March 27, 2026 compared to $8.3 million for the three months ended March 28, 2025. The decrease is primarily due to decreased interest rates on the Company’s Senior Secured Term Loan Facility.

Litigation settlement expense

Litigation settlement expense increased to $136.5 million for the three months ended March 27, 2026 compared to no related expense for the three months ended March 28, 2025. The increase in expense is related to the settlement of two classes in the ongoing PVC antitrust litigation described in Note 16, “Commitments and Contingencies”.

Other expense, net

The Company recognized $25.6 million of other expense for the three months ended March 27, 2026 compared to $6.4 million of other expense for the three months ended March 28, 2025. This change is primarily due to a loss of $25.7 million on HDPE assets and liabilities designated as held for sale in the second quarter of fiscal 2026 compared the loss on sale of business of $6.1 million related to the sale of Northwest Polymers in fiscal 2025.

Income tax expense (benefit)

The Company’s income tax rate decreased to 21.8% for the three months ended March 27, 2026 compared to 24.7% for the three months ended March 28, 2025. The decrease in the current period effective tax rate was driven by the impact of the impairment of the HDPE long-lived assets recorded in Q2 FY25.

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

Electrical

	Three months ended
(in thousands)	March 27, 2026	March 28, 2025	Change	% Change
Net sales	$532,457	$492,677	$39,780	8.1%
Adjusted EBITDA	$74,351	$90,943	$(16,592)	(18.2)%
Adjusted EBITDA margin	14.0%	18.5%

Net sales

% Change
Volume	5.8%
Average selling prices	1.3%
Foreign exchange	1.6%
Other	(0.6)%
Net sales	8.1%

Net sales increased by $39.8 million, or 8.1%, to $532.5 million for the three months ended March 27, 2026 compared to $492.7 million for the three months ended March 28, 2025. The increase in net sales is primarily attributed to increased sales volume of $28.4 million, foreign exchange benefits of $8.0 million and increased average selling prices of $6.5 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 27, 2026 decreased by $16.6 million, or 18.2%, to $74.4 million from $90.9 million for the three months ended March 28, 2025. Adjusted EBITDA margin decreased to 14.0% for the three months ended March 27, 2026 compared to 18.5% for the three months ended March 28, 2025. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to increases in input costs outpacing increases in average selling prices.

Safety & Infrastructure

	Three months ended
(in thousands)	March 27, 2026	March 28, 2025	Change	% Change
Net sales	$199,100	$209,272	$(10,172)	(4.9)%
Adjusted EBITDA	$17,303	$36,064	$(18,761)	(52.0)%
Adjusted EBITDA margin	8.7%	17.2%

Net sales

% Change
Volume	1.9%
Average selling prices	1.8%
Solar energy tax credits	(4.1)%
Divestitures	(4.5)%
Net sales	(4.9)%

Net sales decreased by $10.2 million, or 4.9%, for the three months ended March 27, 2026 to $199.1 million compared to $209.3 million for the three months ended March 28, 2025. The decrease is primarily attributed to the impact of recent divestitures of $9.5 million and higher solar credit rebates of

$8.5 million, partially offset by increased sales volume of $3.9 million and an increase in average selling price of $3.7 million.

Adjusted EBITDA

Adjusted EBITDA decreased by $18.8 million, or 52.0%, to $17.3 million for the three months ended March 27, 2026 compared to $36.1 million for the three months ended March 28, 2025. Adjusted EBITDA margin decreased to 8.7% for the three months ended March 27, 2026 compared to 17.2% for the three months ended March 28, 2025. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to higher input costs.

The consolidated results of operations for the six months ended March 27, 2026 and March 28, 2025 were as follows:

	Six months ended
(in thousands)	March 27, 2026	March 28, 2025	Change	% Change
Net sales	$1,386,925	$1,363,322	$23,603	1.7%
Cost of sales	1,124,876	1,007,117	117,759	11.7%
Gross profit	262,049	356,205	(94,156)	(26.4)%
Selling, general and administrative	207,465	190,492	16,973	8.9%
Intangible asset amortization	12,593	21,864	(9,271)	(42.4)%
Asset impairment charges	11,553	127,733	(116,180)	(91.0)%
Operating income (loss)	30,438	16,116	14,322	88.9%
Interest expense, net	13,884	16,470	(2,586)	(15.7)%
Litigation settlement expense	136,500	—	136,500	100.0%
Other expense, net	23,285	7,559	15,726	208.0%
Income (loss) before income taxes	(143,231)	(7,913)	(135,318)	1,710.1%
Income tax expense (benefit)	(34,192)	(4,193)	(29,999)	715.5%
Net income	$(109,039)	$(3,720)	$(105,319)	2,831.2%

Net sales

% Change
Volume	3.4%
Average selling prices	(0.6)%
Solar energy tax credits	(0.6)%
Divestitures	(1.3)%
Other	0.8%
Net sales	1.7%

Net sales increased by $23.6 million, or 1.7%, to $1,386.9 million for the six months ended March 27, 2026, compared to $1,363.3 million for the six months ended March 28, 2025. The increase in net sales is primarily attributed to increased sales volume of $47.6 million, partially offset by the impact of divestitures of $17.7 million, the impact of solar credits rebates of $8.7 million and lower average selling prices of $7.9 million.

Cost of sales

% Change
Volume	3.5%
Average input costs	10.7%
Solar energy tax credits generated	(0.9)%
Divestitures	(1.6)%
Cost of sales	11.7%

Cost of sales increased by $117.8 million, or 11.7%, to $1,124.9 million for the six months ended March 27, 2026 compared to $1,007.1 million for the six months ended March 28, 2025. The increase in cost of sales was primarily due to higher input costs of $107.9 million and higher sales volume of $35.2 million, partially offset by higher solar energy tax credits of $9.3 million and the impact of recent divestitures of $16.1 million.

Selling, general and administrative

Selling, general and administrative expenses increased by $17.0 million, or 8.9%, to $207.5 million for the six months ended March 27, 2026, compared to $190.5 million for the six months ended March 28, 2025. The increase was primarily due to increased transaction costs of $10.0 million, increased restructuring costs of $4.7 million, increased spending on IT initiatives of $3.0 million, increased commissions of $1.4 million, increased costs of $0.6 million spread across a variety of other spend categories, partially offset by lower compensation expenses, net of productivity initiatives, of $2.7 million.

Intangible asset amortization

Intangible asset amortization expense decreased to $12.6 million for the six months ended March 27, 2026, compared to $21.9 million for the six months ended March 28, 2025. The decrease in amortization expense resulted from certain intangibles becoming fully amortized or the amortizable base decreasing as a result of impairment charges recorded in fiscal 2025.

Asset impairment charges

Asset impairment charges decreased to $11.6 million for the six months ended March 27, 2026 compared to $127.7 million for the six months ended March 28, 2025. The decrease in asset impairment charges resulted primarily from the impairment charges recorded against the HDPE business in fiscal 2025 of $127.7 million compared to the fiscal 2026 impairments of goodwill related to the HDPE business of $6.5 million, as described in Note 4, “Assets Held for Sale”, and impairment charges of $3,774 pertaining to operating lease right-of-use assets, as well as $1,279 associated with construction-in-progress assets, in connection with the closure of plants, as described in Note 6, “Restructuring Charges”.

Interest expense, net

Interest expense, net, decreased by $2.6 million, or 15.7%, to $13.9 million for the six months ended March 27, 2026, compared to $16.5 million for the six months ended March 28, 2025. The decrease is primarily due to decreased interest rates on the Company’s Senior Secured Term Loan Facility.

Litigation settlement expense

Litigation settlement expense increased to $136.5 million for the six months ended March 27, 2026 compared to no related expense for the six months ended March 28, 2025. The increase in expense is related to the settlement of two classes in the ongoing PVC antitrust litigation described in Note 16, “Commitments and Contingencies”.

Other expense, net

Other expense, net, increased to $23.3 million of expense for the six months ended March 27, 2026, compared to $7.6 million of expense for the six months ended March 28, 2025. This is primarily due to a loss on assets held for sale of $25.7 million related to the HDPE business and a gain on the sale of Tectron Tube of $2.3 million in fiscal 2026 compared to a loss on the sale of Northwest Polymers of $6.1 million in fiscal 2025.

Income tax expense (benefit)

The Company’s income tax rate decreased to 23.9% for the six months ended March 27, 2026, compared to 53.0% for the six months ended March 28, 2025. The decrease in the current period effective tax rate was driven by the impact of the impairment of the HDPE long-lived assets and divestiture of Northwest Polymers LLC in the second quarter of fiscal 2025.

SEGMENT RESULTS

Electrical

	Six months ended
(in thousands)	March 27, 2026	March 28, 2025	Change	% Change
Net sales	$1,002,011	$958,032	$43,979	4.6%
Adjusted EBITDA	$129,453	$183,330	$(53,877)	(29.4)%
Adjusted EBITDA margin	12.9%	19.1%

Net sales

% Change
Volume	5.4%
Average selling prices	(1.2)%
Foreign exchange	1.1%
Divestitures	(0.7)%
Net sales	4.6%

Net sales increased by $44.0 million, or 4.6%, to $1,002.0 million for the six months ended March 27, 2026, compared to $958.0 million for the six months ended March 28, 2025. The increase in net sales is primarily attributed to increased sales volume of $51.8 million and the impact of foreign exchange of $10.1 million, partially offset by decreased average selling prices of $11.6 million and the impact of divestitures of $6.3 million.

Adjusted EBITDA

Adjusted EBITDA for the six months ended March 27, 2026 decreased by $53.9 million, or 29.4%, to $129.5 million from $183.3 million for the six months ended March 28, 2025. Adjusted EBITDA margin decreased to 12.9% for the six months ended March 27, 2026, compared to 19.1% for the six months ended March 28, 2025. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to the increase in input costs as well as the decrease in average selling prices.

Safety & Infrastructure

	Six months ended
(in thousands)	March 27, 2026	March 28, 2025	Change	% Change
Net sales	$385,352	$405,997	$(20,645)	(5.1)%
Adjusted EBITDA	$47,490	$51,643	$(4,153)	(8.0)%
Adjusted EBITDA margin	12.3%	12.7%

Net sales

Change (%)
Volume	(1.0)%
Average selling prices	0.9%
Solar energy tax credits to be transferred	(2.1)%
Divestitures	(2.8)%
Other	(0.1)%
Net sales	(5.1)%

Net sales decreased by $20.6 million, or 5.1%, to $385.4 million for the six months ended March 27, 2026, compared to $406.0 million for the six months ended March 28, 2025. The decrease is primarily due to the impact of divestitures of $11.4 million, the higher economic value of solar energy tax credits to be transferred to certain customers of $8.7 million and the decrease in volume of $4.2 million, partially offset by increased average selling prices of $3.7 million.

Adjusted EBITDA

Adjusted EBITDA decreased $4.2 million, or 8.0%, to $47.5 million for the six months ended March 27, 2026, compared to $51.6 million for the six months ended March 28, 2025. Adjusted EBITDA margin decreased to 12.3% for the six months ended March 27, 2026, compared to 12.7% for the six months ended March 28, 2025. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to increases in input costs outpacing increases in average selling prices.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $442.3 million as of March 27, 2026, of which $117.3 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company’s intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes, share repurchases and dividend payments. We have access to the ABL Credit Facility to fund operational needs. As of March 27, 2026, there were no outstanding borrowings under the ABL Credit Facility and no letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $325.0 million and approximately $325.0 million was available under the ABL Credit Facility as of March 27, 2026. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Six months ended
(in thousands)	March 27, 2026	March 28, 2025
Cash flows provided by (used in):
Operating activities	$(27,231)	$160,941
Investing activities	(8,130)	(48,022)
Financing activities	(28,540)	(129,213)

Operating activities

During the six months ended March 27, 2026, the Company used $27.2 million cash flow in operating activities compared to generating $160.9 million during the six months ended March 28, 2025. The $188.1 million decrease in cash provided was primarily due to changes in working capital and taxes payable. Net loss increased $105.3 million but was offset by an increase in transaction and impairment related non-cash charges of $37.3 million and an increase in other noncash adjustments, such as depreciation and deferred taxes, of $66.7 million. Changes in working capital represented $115.9 million of cash outflows primarily from the change in accounts receivable due to the timing of when our fiscal second quarter ended. The remaining cash outflows were related to changes in income taxes payable $70.9 million.

Investing activities

During the six months ended March 27, 2026, the Company used $8.1 million in investing activities compared to $48.0 million during the six months ended March 28, 2025. The $39.9 million decrease in cash used in investing activities was primarily due to a decrease of $37.4 million in capital expenditures and an increase in proceeds from the sale of a business of $11.7 million, partially offset by less proceeds from the sale of equipment of $7.4 million.

Financing Activities

During the six months ended March 27, 2026, the Company used $28.5 million in financing activities compared to $129.2 million used during the six months ended March 28, 2025. The decrease in cash used in financing activities is primarily due to $100.0 million less cash used to repurchase common stock during the six months ended March 27, 2026.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 16, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 2, 2024, the Company’s Board of Directors approved a new share repurchase program (the “2024 Plan”). The 2024 Plan authorizes the Company to repurchase up to $500.0 million of its outstanding stock. The 2024 Plan will be funded from the Company’s available cash balances. As of March 27, 2026, there was $328.1 million of purchases remaining under the 2024 Plan. The 2024 Plan does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

As illustrated in the following table, there were no share purchases of our common stock under the 2024 Plan during the second quarter of fiscal 2026 (in thousands, except per share data):

Period (4-5-4 calendar)	Total Number Of Shares Purchased	Avg Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet Be Purchased Under the Program
December 27, 2025 to January 23, 2026	—	$—	—	$328,114
January 24, 2026 to February 27, 2026	—	$—	—	$328,114
February 28, 2026 to March 27, 2026	—	$—	—	$328,114
Total	—		—

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

During the quarter ended March 27, 2026, no activity occurred requiring disclosure under Item 408(a) of Regulation S-K.

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

ATKORE INC.
(Registrant)
Date:	May 5, 2026	By:	/s/ John M. Deitzer
Vice President and Chief Financial Officer (Principal Financial Officer)