Form 10-Q
period 2026-06-26
Atkore Inc.
filed 2026-08-04
CIK 1666138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2026
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
As of July 31, 2026, there were 33,772,550 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements
ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

		Three months ended		Nine months ended
(in thousands, except per share data)	Note	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net sales		$794,800	$735,045	$2,181,724	$2,098,367
Cost of sales		618,533	562,985	1,743,408	1,570,102
Gross profit		176,267	172,060	438,316	528,265
Selling, general and administrative		108,669	98,139	316,135	288,630
Intangible asset amortization	13	3,608	10,108	16,201	31,972
Asset impairment charges		—	—	11,553	127,733
Operating income		63,990	63,813	94,427	79,930
Interest expense, net		6,948	8,873	20,832	25,343
Litigation settlement expense	16	50,000	—	186,500	—
Other expense (income), net	7	12,601	(150)	35,886	7,409
Income (loss) before income taxes		(5,559)	55,090	(148,791)	47,178
Income tax expense (benefit)	8	(6,304)	12,128	(40,496)	7,935
Net income (loss)		$745	$42,962	$(108,295)	$39,243

Net income (loss) per share
Basic	9	$0.02	$1.26	$(3.23)	$1.15
Diluted	9	$0.02	$1.25	$(3.19)	$1.14

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

		Three months ended		Nine months ended
(in thousands)	Note	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net income (loss)		$745	$42,962	$(108,295)	$39,243
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustment		(2,090)	16,221	(1,403)	5,355
Change in unrecognized loss related to pension benefit plans	10	49	41	146	124
Total other comprehensive (loss) income	10	(2,041)	16,262	(1,257)	5,479
Comprehensive income (loss)		$(1,296)	$59,224	$(109,552)	$44,722
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share data)	Note	June 26, 2026	September 30, 2025
Assets
Current Assets:
Cash and cash equivalents		$346,218	$506,699
Accounts receivable, less allowance for current and expected credit losses of $1,567 and $5,128, respectively		578,735	447,035
Inventories, net	11	389,535	484,845
Income tax assets		143,006	79,547
Prepaid expenses and other current assets		67,979	82,678
Total current assets		1,525,473	1,600,804
Property, plant and equipment, net	12	520,856	594,266
Intangible assets, net	13	123,135	160,758
Goodwill	13	285,512	294,485
Right-of-use assets, net		139,826	156,679
Deferred tax assets		70,335	35,863
Equity Method Investment	4	54,000	—
Other long-term assets		24,401	9,067
Total Assets		$2,743,538	$2,851,922
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	14	$3,730	$3,730
Accounts payable		227,107	241,246
Income tax payable		4,665	720
Accrued compensation and employee benefits		43,855	49,192
Customer liabilities		107,615	128,538
Lease obligations		26,677	26,995
Accrued settlement liabilities		50,000	—
Other current liabilities		94,411	74,098
Total current liabilities		558,060	524,519
Long-term debt	14	756,498	756,802
Long-term lease obligations		126,618	144,293
Deferred tax liabilities		10,868	13,451
Other long-term liabilities		15,263	14,516
Total Liabilities		1,467,307	1,453,581
Equity:
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 33,772,550 and 33,665,258 shares issued and outstanding as of June 26, 2026 and September 30, 2025, respectively		338	338
Additional paid-in capital		547,671	526,600
Retained earnings		747,467	889,391
Accumulated other comprehensive loss	10	(19,245)	(17,988)
Total Equity		1,276,231	1,398,341
Total Liabilities and Equity		$2,743,538	$2,851,922
See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Nine months ended
(in thousands)	Note	June 26, 2026	June 27, 2025
Operating activities:
Net income (loss)		$(108,295)	$39,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		92,643	87,603
Deferred income taxes	8	(44,052)	(38,886)
Asset impairment charges		11,553	127,733
Loss on sale of business	3	10,378	6,101
Loss on assets held for sale	3	25,664	154
Stock-based compensation		24,539	21,056
Amortization of right-of-use assets		18,501	23,494
Provision for doubtful accounts and inventory		16,457	9,469
Other non-cash adjustments to net income		2,276	888
Changes in operating assets and liabilities, net of effects from acquisitions and divestitures
Accounts receivable		(163,411)	(64,497)
Inventories		49,216	801
Prepaid expenses and other current assets		16,243	1,119
Accounts payable		17,032	(24,080)
Accrued legal settlement expense	16	50,000	—
Accrued and other liabilities		(15,058)	30,279
Lease assets and liabilities		(18,748)	(20,422)
Income taxes		(60,167)	(12,584)
Other, net		(15,106)	4,888
Net cash provided by (used in) operating activities		(90,335)	192,359
Investing activities:
Capital expenditures		(40,399)	(84,920)
Proceeds from sale of a business, net of costs		29,287	6,711
Proceeds from sale of properties and equipment		—	7,137
Proceeds from insurance claims		—	1,770
Investment in business		(15,000)	—
Net cash used in investing activities		(26,112)	(69,302)
Financing activities:
Repayments of long-term debt	14	(1,865)	—
Payment for debt financing costs and fees		—	(2,041)
Issuance of common stock, net of shares withheld for tax		(3,467)	(5,900)
Repurchase of common stock		—	(100,026)
Finance lease payments		(2,635)	(2,087)
Dividends paid to shareholders		(33,423)	(33,095)
Net cash used in financing activities		(41,390)	(143,149)
Effects of foreign exchange rate changes on cash and cash equivalents		(2,644)	(276)
Decrease in cash and cash equivalents		(160,481)	(20,368)
Cash and cash equivalents at beginning of period		506,699	351,385
Cash and cash equivalents at end of period		$346,218	$331,017

See Notes to unaudited condensed consolidated financial statements.

	Nine months ended
	June 26, 2026	June 27, 2025
Supplementary Cash Flow Information
Capital expenditures, not yet paid	$736	$732
Operating lease right-of-use assets obtained in exchange for lease liabilities	$9,002	$4,986

ATKORE INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount
Balance as of September 30, 2025	33,665	$338	$526,600	$889,391	$(17,988)	$1,398,341
Net income	—	—	—	15,034	—	15,034
Other comprehensive loss	—	—	—	—	2,793	2,793
Stock-based compensation	—	—	4,020	—	—	4,020
Issuance of common stock, net of shares withheld for tax	85	—	(3,468)	—	—	(3,468)
Repurchase of common stock	—	—	—	—	—	—
Dividends declared	—	—	—	(11,450)	—	(11,450)
Balance as of December 26, 2025	33,750	$338	$527,152	$892,975	$(15,195)	$1,405,270
Net loss	—	—	—	(124,073)	—	(124,073)
Other comprehensive income	—	—	—	—	(2,009)	(2,009)
Stock-based compensation	—	—	12,848	—	—	12,848
Issuance of common stock, net of shares withheld for tax	17	—	(101)	—	—	(101)
Repurchase of common stock	—	—	—	—	—	—
Dividends declared	—	—	—	(11,038)	—	(11,038)
Balance as of March 27, 2026	33,767	$338	$539,899	$757,864	$(17,204)	$1,280,897
Net income	—	—	—	745	—	745
Other comprehensive income	—	—	—	—	(2,041)	(2,041)
Stock-based compensation	—	—	7,671	—	—	7,671
Issuance of common stock, net of shares withheld for tax	6	—	101	—	—	101
Repurchase of common stock	—	—	—	—	—	—
Dividends declared	—	—	—	(11,142)	—	(11,142)
Balance as of June 26, 2026	33,773	$338	$547,671	$747,467	$(19,245)	$1,276,231

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Amount
Balance as of September 30, 2024	34,858	$350	$509,254	$1,049,390	$(19,094)	$1,539,900
Net income	—	—	—	46,336	—	46,336
Other comprehensive income	—	—	—	—	(17,490)	(17,490)
Stock-based compensation	—	—	6,097	—	—	6,097
Issuance of common stock, net of shares withheld for tax	99	1	(5,864)	—	—	(5,863)
Repurchase of common stock	(559)	(6)	—	(50,506)	—	(50,512)
Dividends declared	—	—	—	(11,120)	—	(11,120)
Balance as of December 27, 2024	34,398	$345	$509,487	$1,034,100	$(36,584)	$1,507,348
Net loss	—	—	—	(50,057)	—	(50,057)
Other comprehensive loss	—	—	—	—	6,707	6,707
Stock-based compensation	—	—	7,713	—	—	7,713
Issuance of common stock, net of shares withheld for tax	15	—	28	—	—	28
Repurchase of common stock	(763)	(8)	—	(50,443)	—	(50,451)
Dividends declared	—	—	—	(10,868)	—	(10,868)
Balance as of March 28, 2025	33,650	$337	$517,228	$922,732	$(29,877)	$1,410,420
Net income	—	—	—	42,962	—	42,962
Other comprehensive income	—	—	—	—	16,262	16,262
Stock-based compensation	—	—	7,246	—	—	7,246
Issuance of common stock, net of shares withheld for tax	5	—	(65)	—	—	(65)
Repurchase of common stock	—	—	—	—	—	—
Dividends declared	—	—	—	(11,105)	—	(11,105)
Balance as of June 27, 2025	33,655	$337	$524,409	$954,589	$(13,615)	$1,465,720

See Notes to unaudited condensed consolidated financial statements.

ATKORE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars and shares in thousands, except per share data)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Organization and Ownership Structure — Atkore Inc. (the “Company”, “Atkore” or “AI”) is a leading manufacturer of Electrical products primarily for the non-residential construction and renovation markets and Safety & Infrastructure solutions for the construction and industrial markets. Atkore was incorporated in the State of Delaware on November 4, 2010 under the name Atkore International Group, Inc. and changed its name to Atkore Inc. on February 16, 2021. As of June 26, 2026, Atkore was the sole stockholder of Atkore International Inc. ("AII").

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

The Company has contractual arrangements with certain customers to provide a rebate based on an agreed-upon value of the tax credits generated. This rebate is recognized as a reduction of revenue based on the agreed-upon value of the tax credits generated.

The solar energy tax credit receivable is recorded in Prepaid expenses and Other current assets and the liability to transfer the defined portion of the tax credits or the economic value thereof is recorded in Customer Liabilities.

For the nine months ended June 26, 2026, the Company has recognized a reduction of revenue of $46,735 for the economic value of tax credits to be transferred and a benefit to cost of sales of $51,874. As of June 26, 2026, the Company had a liability of $16,805 for credits to be transferred or the value thereof. As of June 26, 2026, all activity related to the solar energy tax credits was within the Safety & Infrastructure segment.

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

3. DIVESTITURES

On April 30, 2026, the Company sold Vergo Galva NV and Vergo Coating SRL (“Vergo G&C”). The transaction was structured as a stock sale.

(in thousands)	Vergo G&C
Cash consideration	$11,931
Holdback receivable	85
Net assets divested	13,220
Loss on sale of business	$(1,204)

Net assets divested included fixed assets, net of $7,055, cash of $4,293, goodwill of $1,506, working capital of $1,271, other liabilities of $910, right-of-use assets and lease liabilities of $239 and $240, respectively and other long-term assets of $7. For consideration, the Company received cash of $11,931 and a holdback receivable of $85, payable once certain conditions are met.

On April 7, 2026, the Company completed the sale of its High-Density Polyethylene (“HDPE”) pipe business. The transaction was structured as an asset sale. Consideration received consisted of a 9.9% equity interest in the combined entity, Infra Pipes U.S Corp (“Infra Pipes”), and the right to receive additional consideration of up to $28,000 if Infra Pipes achieves specified future performance targets.

(in thousands)	HDPE
Consideration received:
Fair value of 9.9% equity interest in Infra Pipes	$54,000
Fair value of contingent consideration	9,400
63,400

Net book value	45,897
Initial portion of cash funding commitment[1]	15,000
Deferred portion of cash funding [1,2]	13,000
73,897

Loss on sale of business	$(10,497)

1. Certain aspects of total consideration received have yet to result in cash inflows and outflows and therefore reflect non-cash investing activities within the Company’s Consolidated Statement of Cash Flows for the nine months ended June 26, 2026.

2. The Company committed to fund Infra Pipe with a total of $28,000 of cash, $15,000 of which was due upon closing and $13,000 due within 90 days. The deferred portion remained unpaid as of June 26, 2026 and reported within Other current liabilities on the Condensed Consolidated Balance Sheets as of June 26, 2026 and will be paid in the fourth quarter of fiscal 2026. See Note 19, “Subsequent Events” for payment details

During the second quarter of 2026, the Company classified the HDPE business, which was previously included in the Electrical reportable segment, as held for sale. The HDPE business did not qualify as discontinued operations. As a result, the Company measured the assets and liabilities of the HDPE business disposal group at the lower of carrying value or fair value less costs to sell, resulting in a $6,500 goodwill impairment included in Asset impairments and a $25,664 loss included in Other expense (income), net in the Condensed Consolidated Statements of Operations for the nine months ended June 26, 2026.

Upon completion of the sale during the third quarter of 2026, the Company recorded an additional loss of $10,497 included in Other expense (income), net in the Condensed Consolidated Statements of Operations for the three and nine months ended June 26, 2026.

The 9.9% equity interest in Infra Pipes was initially recorded at estimated fair value using a discounted cash flow model and is accounted for under the equity method of accounting. See Note 4, “Equity Method Investment” for additional details.

The contingent consideration will be paid if certain financial targets are achieved by Infra Pipes and is recorded as a derivative asset at fair value within Other long-term assets on the Condensed Consolidated Balance Sheets as of June 26, 2026. The initial fair value of the derivative was estimated using a correlated Monte Carlo simulation within an option pricing framework and there was no change in its estimated fair value from initial recognition through quarter end. Accordingly, no gain or loss was recognized during the three and nine months ended June 26, 2026 related to the derivative. See Note 15, “Fair Value Measurements” for details.

The discounted cash flow model and the Monte Carlo simulation used to estimate the fair value of the 9.9% equity interest in Infra Pipes and the contingent consideration include significant unobservable inputs and are therefore classified as Level 3 fair value measurements.

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

During the third quarter of fiscal 2026, the Company finalized the post-closing net working capital adjustment related to the sale of Tectron Tube. The settlement resulted in a decrease to consideration received of $953, which was recognized as an adjustment to the gain on sale of business during the quarter. In addition, the Company received payment on the note receivable during the third quarter.

(in thousands)	Tectron Tube
Gain on sale previously recognized	$2,415
Net working capital true-up	953
Final gain on sale	$1,462

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

4. EQUITY METHOD INVESTMENT

On April 7, 2026, the Company completed the sale of the HDPE business to Infra Pipes Solutions U.S Corp. As a result of the transaction, the Company received a 9.9% equity interest in Infra Pipes and contingent consideration. See Note 3, “Divestitures” for additional details.

The Company’s 9.9% equity interest in Infra Pipes was initially recorded at fair value within Equity Method Investment on the Condensed Consolidated Balance Sheets as of June 26, 2026, and will subsequently be accounted for under the equity method of accounting because the Company has significant influence, primarily through its representation on Infra Pipes’ board of directors, but not a controlling interest.

Infra Pipes is a private North American manufacturer of polyethylene pipe and conduit products serving water, sewer, gas, telecommunications, mining and energy markets. Infra Pipes’ financial information is not available in time for concurrent reporting in the Company’s consolidated financial statements. Therefore, the Company reports the equity method effects for Infra Pipes on a one-quarter lag. The Company’s earnings for the fourth quarter of 2026 will include the Company’s equity method share of Infra Pipes third quarter earnings.

5. POSTRETIREMENT BENEFITS

The Company provides pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees. As of September 30, 2017, all defined pension benefit plans were frozen, whereby participants no longer accrue credited service.

The net periodic benefit credit was as follows:

	Three months ended		Nine months ended
(in thousands)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Interest cost	$1,118	$1,139	$3,354	$3,417
Expected return on plan assets	(1,254)	(1,081)	(3,761)	(3,242)
Amortization of actuarial loss	62	52	185	156
Net periodic benefit (credit) cost	$(74)	$110	$(222)	$331

6. RESTRUCTURING CHARGES

On September 29, 2025, the Company announced plans for headcount reductions and plant closures at certain of its facilities. The following tables summarize the activities related to the plan.
The liability for restructuring reserves is included within Other current liabilities in the Company's condensed consolidated balance sheets as follows:

	Electrical		Safety & Infrastructure	Other/ Corporate
(in thousands)	Severance	Other	Severance	Severance	Total
Balance as of September 30, 2025	$845	$—	$227	$257	$1,329
Charges	445	167	928	(13)	1,527
Utilization	(772)	(162)	(245)	(244)	(1,423)
Balance as of December 26, 2025	$518	$5	$910	$—	$1,433
Charges	514	2,809	805	—	4,128
Utilization	(603)	(2,555)	(309)	—	(3,467)
Balance as of March 27, 2026	$429	$259	$1,406	$—	$2,094
Charges	422	1,376	864	270	2,932
Utilization	(738)	(1,627)	(2,270)	(270)	(4,905)
Balance as of June 26, 2026	$113	$8	$—	$—	$121

The Company expects to utilize all restructuring accruals as of June 26, 2026 within the next twelve months. The net restructuring charges included as a component of Selling, general and administrative expenses in the Company's condensed consolidated statements of operations were as follows:

	Three months ended		Nine months ended
(in thousands)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Total restructuring charges, net	$2,932	$602	$8,587	$1,518
In addition to the charges presented above, the Company reduced the remaining useful lives of assets still in use at the plants that are closing in fiscal 2026. This resulted in an additional depreciation expense of $17,903 to be recognized through June 26, 2026. Depreciation of plant assets is recognized in Cost of sales. Assets at the affected sites were fully depreciated by the end of the second quarter of fiscal 2026.
During fiscal 2026, the Company additionally recognized a non-cash impairment charge of $3,774 pertaining to operating lease right-of-use assets, as well as $1,279 associated with construction-in-progress assets, in connection with the closure of plants and the subsequent winding down of operations.

7. OTHER EXPENSE (INCOME), NET

Other expense (income), net consisted of the following:

	Three months ended		Nine months ended
(in thousands)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Loss (gain) on assets held for sale	$—	$(195)	$25,664	$154
Foreign exchange loss on intercompany loans	—	—	—	1,021
Pension-related benefits (charges)	(52)	45	(157)	133
Loss on sale of business	12,653	—	10,378	6,101
Other expense (income), net	$12,601	$(150)	$35,886	$7,409

In fiscal 2026, the Company divested Vergo Coating SRL and Vergo Galva NV, Tectron Tube as well as operations in Russia, resulting in the Company recognizing a loss of $1,204, a gain of $2,415 and a loss of $140, respectively. In fiscal 2025, the Company divested Northwest Polymers, resulting in the Company recognizing a loss of $6,101.

During the third quarter of fiscal 2026, the Company finalized the post-closing net working capital adjustment related to the sale of Tectron Tube. The settlement resulted in a decrease to consideration received of $953, which was recognized as an adjustment to the gain on sale of business during the quarter.

At the end of the second quarter of fiscal 2026, the HDPE business met the criteria to be classified as held for sale and was measured at the lower of carrying amount or fair value less costs to sell, resulting in a loss on assets held for sale of $25,664. On April 7, 2026, the Company completed the divestiture and recognized an additional loss of $10,497. See Note 3, “Divestitures” for details.

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

For the three months ended June 26, 2026 and June 27, 2025, the Company’s effective tax rate attributable to income before income taxes was 113.4% and 22.0%, respectively. For the three months ended June 26, 2026 and June 27, 2025, the Company had income tax benefits of $6,304 and income tax expense of $12,128, respectively. The increase in the current period effective tax rate was driven by the discrete impact of the PVC litigation settlement recorded in the third quarter of fiscal 2026.

For the nine months ended June 26, 2026 and June 27, 2025, the Company’s effective tax rate attributable to income before income taxes was 27.2% and 16.8%, respectively. For the nine months ended June 26, 2026 and June 27, 2025, the Company had income tax benefits of $40,496 and income tax expense of $7,935, respectively. The increase in the current period effective tax rate was driven by the discrete impact of the PVC litigation settlement recorded in the current year. See Note 16, “Commitments and Contingencies” for further details regarding the PVC litigation settlement.

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

The following tables set forth the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
(in thousands, except per share data)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Numerator:
Net income (loss)	$745	$42,962	$(108,295)	$39,243
Less: Undistributed earnings allocated to participating securities	—	625	—	100
Net income (loss) available to common shareholders	$745	$42,337	$(108,295)	$39,143

Denominator:
Basic weighted average common shares outstanding	33,768	33,653	33,746	34,167
Effect of dilutive securities: Non-participating employee stock options (1)	215	200	204	224
Diluted weighted average common shares outstanding	33,983	33,853	33,950	34,391
Basic earnings (loss) per share	$0.02	$1.26	$(3.23)	$1.15
Diluted earnings (loss) per share	$0.02	$1.25	$(3.19)	$1.14

(1) Stock options to purchase shares of common stock that would have been anti-dilutive are not included in the calculation. There were no anti-dilutive options outstanding during the three and nine months ended June 26, 2026 and June 27, 2025.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present the changes in accumulated other comprehensive loss by component for the three months ended June 26, 2026 and June 27, 2025.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of March 27, 2026	$(10,317)	$(6,887)	$(17,204)
Other comprehensive income before reclassifications	—	(2,090)	(2,090)
Amounts reclassified from accumulated other comprehensive income, net of tax	49	—	49
Net current period other comprehensive income (loss)	49	(2,090)	(2,041)
Balance as of June 26, 2026	$(10,268)	$(8,977)	$(19,245)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of March 28, 2025	$(10,325)	$(19,552)	$(29,877)
Other comprehensive loss before reclassifications	—	16,221	16,221
Amounts reclassified from accumulated other comprehensive loss, net of tax	41	—	41
Net current period other comprehensive income	41	16,221	16,262
Balance as of June 27, 2025	$(10,284)	$(3,331)	$(13,615)

The following tables present the changes in accumulated other comprehensive loss by component for the nine months ended June 26, 2026 and June 27, 2025.

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2025	$(10,414)	$(7,574)	$(17,988)
Other comprehensive loss before reclassifications	—	(1,403)	(1,403)
Amounts reclassified from accumulated other comprehensive loss, net of tax	146	—	146
Net current period other comprehensive income	146	(1,403)	(1,257)
Balance as of June 26, 2026	$(10,268)	$(8,977)	$(19,245)

(in thousands)	Defined Benefit Pension Items	Currency Translation Adjustments	Total
Balance as of September 30, 2024	$(10,408)	$(8,686)	$(19,094)
Other comprehensive income before reclassifications	—	5,355	5,355
Amounts reclassified from accumulated other comprehensive income, net of tax	124	—	124
Net current period other comprehensive income	124	5,355	5,479
Balance as of June 27, 2025	$(10,284)	$(3,331)	$(13,615)

11. INVENTORIES, NET

A majority of the Company’s inventories are recorded at the lower of cost (primarily last in, first out, or “LIFO”) or market or net realizable value, as applicable. Approximately 81% and 81% of the Company’s inventories were valued at the lower of LIFO cost or market at each of June 26, 2026 and September 30, 2025. Interim LIFO determinations, including those at June 26, 2026, are based on management’s estimates of future inventory levels and costs for the remainder of the current fiscal year.

(in thousands)	June 26, 2026	September 30, 2025
Purchased materials and manufactured parts, net	$100,708	$134,869
Work in process, net	61,261	74,159
Finished goods, net	227,566	275,817
Inventories, net	$389,535	$484,845

Total inventories would be $44,023 higher and $8,995 higher than reported as of June 26, 2026 and September 30, 2025, respectively, if the first-in, first-out method was used for all inventories.

During the nine months ended June 26, 2026, inventory quantities in specific pools were lower at the end of the period than the quantities at the beginning of the period. This reduction resulted in a liquidation of LIFO inventory quantities carried at net higher costs prevailing in the respective prior years as compared with the cost of respective current year purchases. The effect of this inventory reduction resulted in increased cost of goods sold and decreasing operating income of approximately $3,431.

As of June 26, 2026, and September 30, 2025, the excess and obsolete inventory reserve was $24,411 and $23,192, respectively.

12. PROPERTY, PLANT AND EQUIPMENT

As of June 26, 2026 and September 30, 2025, property, plant and equipment and accumulated depreciation were as follows:

(in thousands)	June 26, 2026	September 30, 2025
Land	$29,856	$29,766
Buildings and related improvements	207,134	217,894
Machinery and equipment	686,414	701,220
Leasehold improvements	26,341	22,116
Software	61,045	64,371
Construction in progress	93,150	107,758
Property, plant and equipment, at cost	1,103,940	1,143,125
Accumulated depreciation	(583,084)	(548,859)
Property, plant and equipment, net	$520,856	$594,266

Depreciation expense for the three months ended June 26, 2026 and June 27, 2025 totaled $19,577 and $18,925, respectively. Depreciation expense for the nine months ended June 26, 2026 and June 27, 2025 totaled $76,443 and $55,631, respectively.

13. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(in thousands)	Electrical	Safety & Infrastructure	Total
Balance as of September 30, 2025	$260,843	$33,642	$294,485
Impairment	(6,500)	—	(6,500)
Divestiture	(1,488)	—	(1,488)
Exchange rate effects	(858)	(127)	(985)
Balance as of June 26, 2026	$251,997	$33,515	$285,512

Goodwill balances as of June 26, 2026 included $12,145 and $61,885 of accumulated impairment losses within the Electrical and Safety & Infrastructure segments, respectively.

Upon classification as held for sale in the second quarter of fiscal 2026, $6,500 of goodwill was allocated to the disposal group and fully impaired before the sale. The goodwill was allocated to the disposal group based on the relative fair value.

The Company allocated $1,488 of goodwill to Vergo Galva NV and Vergo Coating SRL in connection with their divestiture. The goodwill was allocated to the disposal group based on the relative fair value.

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

The following table provides the gross carrying value, accumulated amortization and net carrying value for each major class of intangible asset:

		June 26, 2026			September 30, 2025
(in thousands)	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	11	$374,692	$(346,238)	$28,454	$401,771	$(338,201)	$63,570
Other	8	23,438	(21,515)	1,923	25,205	(20,797)	4,408
Total		398,130	(367,753)	30,377	426,976	(358,998)	67,978
Indefinite-lived intangible assets:
Trade names		92,758	—	92,758	92,780	—	92,780
Total		$490,888	$(367,753)	$123,135	$519,756	$(358,998)	$160,758

Other intangible assets consist of definite-lived trade names, technology, non-compete agreements and backlogs. Included in the table above are the effects of changes in exchange rates, which were not material for the nine months ended June 26, 2026. Amortization expense for the three months ended June 26, 2026 and June 27, 2025 was $3,608 and $10,108, respectively.

Expected amortization expense for intangible assets for the remainder of fiscal 2026 and over the next five years and thereafter is as follows:

(in thousands)
Remaining 2026	$3,583
2027	13,614
2028	3,845
2029	2,697
2030	2,697
2031	1,889
Thereafter	2,052

Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets and other events.

14. DEBT

Debt as of June 26, 2026 and September 30, 2025 was as follows:

(in thousands)	June 26, 2026	September 30, 2025
ABL Credit Facility	$—	$—
Senior Secured Term Loan Facility due September 29, 2032	369,016	370,628
Senior Notes due June 2031	400,000	400,000
Deferred financing costs	(8,788)	(10,096)
Total debt	$760,228	$760,532
Less: Current portion	3,730	3,730
Long-term debt	$756,498	$756,802

The asset-based credit facility (the “ABL Credit Facility”) has aggregate commitments of $325,000. AII is the borrower under the ABL Credit Facility which is guaranteed by the Company and all other subsidiaries of the Company (other than AII) that are guarantors of the Senior Notes (as defined below). AII’s availability under the ABL Credit Facility was $325,000 as of each of June 26, 2026 and September 30, 2025.

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

The Company periodically uses forward currency contracts to hedge the effects of foreign exchange relating to intercompany balances denominated in a foreign currency. These derivative instruments are not formally designated as a hedge by the Company. Short-term forward currency contracts are recorded in either other current assets or other current liabilities and long-term forward currency contracts are recorded in either other long-term assets or other long-term liabilities in the condensed consolidated balance sheets. The fair value gains and losses are included in Other expense (income), net, within the condensed consolidated statements of operations. See Note 7, “Other Expense (Income), net” for further detail.

Cash flows associated with foreign currency related derivative financial instruments are recognized in the operating section of the condensed consolidated statements of cash flows. The fair value of forward currency contracts is calculated by reference to current forward exchange rates for contracts with similar maturity profiles.

The Company had no active forward currency contracts as of June 26, 2026, or September 30, 2025.

The Company recognized a derivative asset associated with contingent consideration received in its HDPE divestiture during the three months ended June 26, 2026. See Note 3, “Divestitures” for further details.

The Company categorizes fair value measurements within a three-level hierarchy based on the observability of inputs used in measuring fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date. Level 2 inputs are observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Level 3 inputs are unobservable inputs that reflect the assumptions that market participants would use in pricing an asset or liability. Fair value measurements are classified based on the lowest level input that is significant to the valuation in its entirety.

The fair value of the HDPE derivative asset was determined using a Monte-Carlo simulation within an option pricing framework. Significant unobservable inputs utilized in the valuation include the projected future enterprise values, expected timing of a liquidity event, EBITDA volatility, equity volatility, correlation assumption and the weighted average cost of capital. Because the valuation is based on significant unobservable inputs, the derivative asset is categorized within Level 3 of the fair value hierarchy. During the three months ended June 26, 2026, the Company recognized the derivative asset at an initial fair value of $9,400 in connection with the HDPE business divestiture, and there were no transfers into or out of Level 3 during the period.

The following table presents the Company’s assets and liabilities measured at fair value:

	June 26, 2026			September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents	$240,937	$—	$—	$422,292	$—	$—
HDPE derivative asset	—	—	9,400	—	—	—
The Company’s remaining financial instruments consist primarily of cash, accounts receivable and accounts payable whose carrying value approximate their fair value due to their short-term nature.

The estimated fair value of financial instruments not carried at fair value in the condensed consolidated balance sheets were as follows:

	June 26, 2026		September 30, 2025
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Secured Term Loan Facility due September 29, 2032	$371,135	$371,599	$373,000	$371,135
Senior Notes due June 2031	400,000	381,964	400,000	373,164
Total Debt	$771,135	$753,563	$773,000	$744,299

In determining the approximate fair value of its long-term debt, the Company used the trading values among financial institutions, and these values fall within Level 2 of the fair value hierarchy. The carrying value of the ABL Credit Facility approximates fair value due to it being a market-linked variable rate debt.

16. COMMITMENTS AND CONTINGENCIES

The Company has obligations related to commitments to purchase certain goods. As of June 26, 2026, such obligations were $146,457 for the rest of fiscal year 2026 and $16,000 for fiscal year 2027 and beyond. These amounts represent open purchase orders for materials used in production.

In connection with the HDPE divestiture, the Company committed to provide cash funding to Infra Pipes of $28,000. As of June 16, 2026, 13,000 of this commitment remained outstanding. The outstanding amount was paid in the fourth quarter of fiscal year 2026. See Note 3, “Divestitures” and Note 19, “Subsequent Events” for additional details.

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

Except as reflected below, any recorded liabilities, including any changes to such liabilities for the nine months ended June 26, 2026 and June 27, 2025, respectively, were not material to the condensed consolidated financial statements.

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

In the fourth quarter of fiscal 2024, the Company was named a defendant in several putative class action lawsuits, consolidated under the caption In re: PVC Pipe Antitrust Litigation (N.D. Ill. 24-cv-07639), seeking injunctive and monetary relief on behalf of both direct and indirect purchasers of PVC water pipe and PVC conduit. The suits generally alleged anticompetitive conduct related to the price of PVC pipes sold in the United States between approximately 2021 and the present. Specifically, the complaints alleged that the defendant PVC pipe manufacturers improperly shared otherwise confidential information through their contribution of information to, and readership of, a weekly report called “PVC & Pipe Weekly” published by defendant Oil Price Information Service, LLC (“OPIS”), as well as through direct communications with each other. The complaints claimed that this conspiracy violated Section 1 of the Sherman Antitrust Act of 1890, as amended, and certain state laws. Amended complaints were filed in federal court for the Northern District of Illinois in August 2025 that included additional allegations against the defendants, including the Company. Defendants filed motions to dismiss the amended complaints. On April 28, 2026, the Company entered into proposed settlement agreements with two of the three putative classes of plaintiffs in In re: PVC Pipe Antitrust Litigation: the Direct Purchaser Plaintiffs (“DPPs”) and Non-Converter Seller Purchaser Plaintiffs (“NCSPs”). On June 3, 2026, the Company entered into a proposed settlement agreement with the third putative class of plaintiffs, the End User Plaintiffs (“EUPs”). Specifically, the Company agreed to pay (i) the putative class of DPPs $72.5 million, (ii) the putative class of NCSPs $64 million and (iii) the putative class of EUPs $50 million, and for each settling putative class, to provide certain negotiated cooperation. The settlement agreements contain various other rights and obligations. The Company has not admitted liability in connection with any of these proposed settlements. The three putative classes each filed an unopposed motion for preliminary approval of each class’s respective settlement agreement. On June 8, 2026, the Court granted the unopposed motion to approve the settlement agreement with the DPPs. As of June 26, 2026, the Court has preliminarily approved the settlement agreements with the NCSPs and with the EUPs. The Company intends to vigorously defend itself against the claims asserted by the putative DPP, NCSP and EUP classes if the proposed settlements are not approved by the Court or are terminated according to their terms.

The settlement amounts for the putative class of DPPs and the putative class of NCSPs were reflected as a non-operating expense and a current liability in the quarter ended March 27, 2026. These amounts were paid during the quarter ended June 26, 2026. The settlement amount for the putative class of EUPs is reflected as a non-operating expense and a current liability in the quarter ended June 26, 2026. An adverse outcome in this antitrust litigation could have a material adverse impact on the Company’s business, financial position, results of operations or cash flows. The $50 million settlement amount for the EUPs was paid subsequent to June 26, 2026.

In September 2025, the Company was also named a defendant in a lawsuit in British Columbia, Canada with allegations similar to those in the US antitrust lawsuits. At this time, the Company is not able to predict any outcome or estimate the amount of loss, if any, which could be associated with any adverse decision in this matter.

On February 13, 2025, the Company received from the U.S. Department of Justice Antitrust Division (“DOJ”) a grand jury subpoena issued by the U.S. District Court for the Northern District of California. The subpoena calls for production of documents relating to the pricing of the Company’s PVC pipe and conduit products. The Company is complying, and intends to continue to comply, with its obligations under the subpoena. In October 2025, the DOJ intervened in In re: PVC Pipe Antitrust Litigation and sought an order from the court staying most discovery in these matters for six months. DOJ’s motion to stay discovery was granted without objection. The DOJ subsequently moved to extend the stay through July 1, 2026, which extension was granted by the Court. The DOJ has since moved to extend certain aspects of the discovery stay through December 31, 2026, which is opposed in part by certain non-settling Defendants and remains pending before the Court. The DOJ investigation continues.

In the second quarter of fiscal 2025, the Company and certain of its current and former officers were named as defendants in two putative securities class action lawsuits under the captions Westchester Putnam Counties Heavy & Highway Laborers Local 60 Benefits Fund v. Atkore Inc. et al (N.D. Ill 1:25-cv-01851) and Coles v. Atkore Inc. et al (N.D. Ill 1:25-cv-02686). The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10(b)(5) promulgated thereunder, based on disclosures about the Company’s business, operations, and prospects, which were allegedly false or misleading based on the allegations in the antitrust matters described above. The complaints seek damages in an unspecified amount on behalf of all shareholders who purchased shares during the class period. Those cases were consolidated, an amended complaint was filed in August 2025, and a further amended complaint was filed in December 2025. The defendants moved to dismiss the complaint, and briefing on that motion was completed in June 2026. The Company believes there are defenses, both factual and legal, to the allegations in these proceedings, and the Company plans to vigorously defend the cases.
Also, in the second quarter of fiscal 2025, a putative shareholder derivative lawsuit was filed naming the Company as the nominal defendant under the caption Blatzer v. Waltz et al. (N.D. Ill 1:25-cv-02833). The Company’s directors and certain of its current and former officers are named as defendants. Two additional shareholder derivative lawsuits were filed under the captions LR Trust v. Waltz et al. (N.D. III 1:25-cv-08009) and Svensson v. Waltz el al. (N.D. Ill. 1:26-cv-06753). These complaints assert claims for breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, waste, and violations of federal securities laws, and in LR Trust, an insider trading claim, based primarily on the same alleged conduct underlying the securities class action lawsuits described above, and seek damages in an unspecified amount and other relief. Those lawsuits were consolidated and have been stayed.
At this time, the Company is not able to predict any outcome or estimate the amount of loss, if any, which could be associated with any adverse decision on the securities or derivative litigation above. An adverse outcome in the securities or derivative litigation above could have a material adverse impact on the Company’s business, financial position, results of operations or cash flows.

17. GUARANTEES

The Company had no outstanding letters of credit as of June 26, 2026. The Company also had surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes totaling $25,519 as of June 26, 2026.

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

	Three months ended
	June 26, 2026			June 27, 2025
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$578,300	$10	$89,330	$521,306	$2	$81,235
Safety & Infrastructure	216,500	328	28,138	213,739	224	30,731
Eliminations	—	(338)		—	(226)
Consolidated operations	$794,800	$—		$735,045	$—

	Nine months ended
	June 26, 2026			June 27, 2025
(in thousands)	External Net Sales	Intersegment Sales	Adjusted EBITDA	External Net Sales	Intersegment Sales	Adjusted EBITDA
Electrical	$1,580,298	$23	$218,782	$1,479,331	$9	$264,564
Safety & Infrastructure	601,426	753	75,628	619,036	924	82,374
Eliminations	—	(776)		—	(933)
Consolidated operations	$2,181,724	$—		$2,098,367	$—

The table below presents the reconciliation of net sales from continuing operations to Adjusted EBITDA by segment.

	Three months ended
	June 26, 2026		June 27, 2025
(in thousands)	Electrical	Safety and Infrastructure	Electrical	Safety and Infrastructure
Net Sales	$578,310	$216,828	$521,308	$213,963
Cost of sales	(444,495)	(173,295)	(391,391)	(170,710)
Selling, general and administrative expenses	(55,080)	(21,705)	(57,616)	(19,900)
Other Segment Items (a)	10,595	6,310	8,934	7,378
Adjusted EBITDA	$89,330	$28,138	$81,235	$30,731
(a) Other Segment items include intangibles amortization expense, depreciation expense, interest expense, income tax expense, and other adjustments to the measure of profitability as defined above.

	Nine months ended
	June 26, 2026		June 27, 2025
(in thousands)	Electrical	Safety and Infrastructure	Electrical	Safety and Infrastructure
Net Sales	$1,580,321	$602,179	$1,479,340	$619,960
Cost of sales	(1,233,216)	(506,342)	(1,073,736)	(500,896)
Selling, general and administrative expenses	(165,174)	(64,838)	(168,801)	(57,615)
Other Segment Items (a)	36,851	44,630	27,761	20,925
Adjusted EBITDA	$218,782	$75,629	$264,564	$82,374
(a) Other Segment items include intangibles amortization expense, depreciation expense, interest expense, income tax expense, and other adjustments to the measure of profitability as defined above.

Presented below is a reconciliation of Operating segment Adjusted EBITDA to Income before income taxes:

	Three months ended		Nine months ended
(in thousands)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Operating segment Adjusted EBITDA
Electrical	$89,330	$81,235	$218,782	$264,564
Safety & Infrastructure	28,138	30,731	75,628	82,374
Total	$117,468	$111,966	$294,410	$346,938
Unallocated expenses (a)	(12,812)	(12,045)	(39,556)	(31,459)
Depreciation and amortization	(23,185)	(29,033)	(92,643)	(87,603)
Interest expense, net	(6,948)	(8,873)	(20,832)	(25,343)
Restructuring charges	(2,932)	(602)	(8,587)	(1,519)
Transaction costs	(9,825)	(43)	(20,116)	(250)
Loss on assets held for sale	—	195	(25,664)	(154)
Loss on sale of business	(12,653)	—	(10,378)	(6,101)
Asset impairment charges	—	—	(11,553)	(127,733)
Stock-based compensation	(7,672)	(7,246)	(24,539)	(21,056)
Litigation settlement expense	(50,000)	—	(186,500)	—
Other (b)	3,000	771	(2,833)	1,458
Income before income taxes	$(5,559)	$55,090	$(148,791)	$47,178

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

The table below presents capital expenditures by segment for the nine months ended June 26, 2026 and June 27, 2025, respectively. Additionally presented are total assets by segment as of June 26, 2026 and September 30, 2025.

	Capital Expenditures		Total Assets
(in thousands)	June 26, 2026	June 27, 2025	June 26, 2026	September 30, 2025
Electrical	$22,183	$43,407	$1,491,550	$1,456,834
Safety & Infrastructure	13,132	25,317	638,132	721,156
Unallocated (a)	4,780	16,205	613,856	673,932
Consolidated operations	$40,095	$84,929	$2,743,538	$2,851,922
(a) Unallocated capital expenditures represent those activities within the corporate departments. Unallocated total assets includes corporate assets primarily consisting of cash, corporate prepaid assets, fixed assets and income tax-based assets

The Company’s net sales by geography were as follows for the three and nine months ended June 26, 2026 and June 27, 2025:

	Three months ended		Nine months ended
(in thousands)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
United States	$651,872	$653,392	$1,836,690	$1,835,544
Other Americas	17,905	19,859	55,862	62,753
Europe	52,234	52,212	151,597	167,240
Asia-Pacific	72,789	9,582	137,575	32,830
Total	$794,800	$735,045	$2,181,724	$2,098,367

The Company’s long-lived assets by geography were as follows:

	Long-Lived Assets
(in thousands)	June 26, 2026	September 30, 2025
United States	$602,355	$681,948
Other Americas	9,092	8,253
Europe	41,647	53,300
Asia-Pacific	7,589	7,445
Total	$660,683	$750,946

The table below shows the amount of net sales from external customers for each of the Company’s product categories which accounted for 10% or more of consolidated net sales in either period for the three and nine months ended June 26, 2026 and June 27, 2025:

	Three months ended		Nine months ended
(in thousands)	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Metal Electrical Conduit and Fittings	$132,061	$121,118	$379,398	$335,189
Electrical Cable & Flexible Conduit	133,946	132,431	369,915	366,889
Plastic Pipe and Conduit	156,270	176,098	443,868	499,123
Other Electrical products (a)	156,023	91,659	387,117	278,130
Electrical	578,300	521,306	1,580,298	1,479,331

Mechanical Pipe	72,648	82,830	212,087	219,619
Other Safety & Infrastructure products (b)	143,852	130,909	389,339	399,417
Safety & Infrastructure	216,500	213,739	601,426	619,036
Net sales	$794,800	$735,045	$2,181,724	$2,098,367
(a) Other Electrical products includes International, Fiberglass Conduit and Corrosion Resistant Conduit.
(b) Other S&I products includes Metal Framing and Fittings, Construction Services North America, Perimeter Security and Cable Management.

19. SUBSEQUENT EVENTS

On July 6, 2026, the Company paid Infra Pipes $13,000 to settle the outstanding portion of its cash funding commitments related to the HDPE divestiture. See Note 3, “Divestitures” and Note 16, “Commitments and Contingencies” for details.

On July 30, 2026, Atkore’s Board of Directors approved a quarterly dividend payment of $0.33 per share of common stock payable on August 28, 2026 to stockholders of record on August 16, 2026.

On August 2, 2026, Atkore entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Prysmian S.p.A., a company organized under the laws of the Republic of Italy (“Prysmian”), Trinity Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Prysmian (“Merger Sub”), and, solely as provided in certain sections of the Merger Agreement, Prysmian Cables and Systems USA, LLC, a Delaware limited liability company (the “Guarantor”), pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into Atkore, with Atkore surviving as a wholly owned subsidiary of Prysmian (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Atkore’s common stock issued and outstanding immediately prior to the Effective Time (subject to certain customary exceptions specified in the Merger Agreement) will be converted into the right to receive $95.00 per share in cash, without interest.

The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among others, the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Atkore’s common stock entitled to vote thereon at a meeting of Atkore’s stockholders duly called and held for such purposes, the expiration or termination of applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of certain regulatory approvals. Prysmian’s obligations are also conditioned upon the absence of any material adverse effect since the Merger Agreement. The Merger Agreement also contains customary representations, warranties and covenants by each of Prysmian, Merger Sub and Atkore and certain representations, warranties and covenants by the Guarantor, including, among others, covenants by Atkore to use commercially reasonable efforts to conduct its business in all material respects in the ordinary course and, to the extent consistent therewith, to preserve in all material respects its business organization, material assets and properties and maintain its existing material relationships and goodwill, and to refrain from taking certain specified actions without the consent of Prysmian.

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

Proposed Merger

On August 2, 2026, Atkore entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Prysmian S.p.A., a company organized under the laws of the Republic of Italy (“Prysmian”), Trinity Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Prysmian (“Merger Sub”), and, solely as provided in certain sections of the Merger Agreement, Prysmian Cables and Systems USA, LLC, a Delaware limited liability company (the “Guarantor”), pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into Atkore, with Atkore surviving as a wholly owned subsidiary of Prysmian (the “Merger”).

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Atkore’s common stock issued and outstanding immediately prior to the Effective Time (subject to certain customary exceptions specified in the Merger Agreement) will be converted into the right to receive $95.00 per share in cash, without interest.

The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among others, the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Atkore’s common stock entitled to vote thereon at a meeting of Atkore’s stockholders duly called and held for such purposes, the expiration or termination of applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 and the receipt of certain regulatory approvals. Prysmian’s obligations are also conditioned upon the absence of any material adverse effect since the Merger Agreement. The Merger Agreement also contains customary representations, warranties and covenants by each of Prysmian, Merger Sub and Atkore and certain representations, warranties and covenants by the Guarantor, including, among others, covenants by Atkore to use commercially reasonable efforts to conduct its business in all material respects in the ordinary course and, to the extent consistent therewith, to preserve in all material respects its business organization, material assets and properties and maintain its existing material relationships and goodwill, and to refrain from taking certain specified actions without the consent of Prysmian.

RESULTS OF OPERATIONS

The consolidated results of operations for the three months ended June 26, 2026 and June 27, 2025 were as follows:

	Three months ended
(in thousands)	June 26, 2026	June 27, 2025	Change	% Change
Net sales	$794,800	$735,045	$59,755	8.1%
Cost of sales	618,533	562,985	55,548	9.9%
Gross profit	176,267	172,060	4,207	2.4%
Selling, general and administrative	108,669	98,139	10,530	10.7%
Intangible asset amortization	3,608	10,108	(6,500)	(64.3)%
Operating income	63,990	63,813	177	0.3%
Interest expense, net	6,948	8,873	(1,925)	(21.7)%
Litigation settlement expense	50,000	—	50,000	100.0%
Other expense (income), net	12,601	(150)	12,751	(8,500.7)%
Income (loss) before income taxes	(5,559)	55,090	(60,649)	(110.1)%
Income tax expense (benefit)	(6,304)	12,128	(18,432)	(152.0)%
Net income	$745	$42,962	$(42,217)	(98.3)%

Net sales

% Change
Volume	8.9%
Average selling prices	3.0%
Foreign exchange	1.1%
Divestitures	(5.3)%
Other	0.4%
Net sales	8.1%

Net sales increased by $59.8 million, or 8.1%, to $794.8 million for the three months ended June 26, 2026, compared to $735.0 million for the three months ended June 27, 2025. The increase in net sales is primarily attributed to increased sales volume of $65.7 million, increased average selling prices of $22.4 million and foreign exchange benefits of $8.0 million partially offset by the impact of divestitures of $39.0 million.

Cost of sales

% Change
Volume	8.7%
Average input costs	8.7%
Foreign exchange	1.1%
Divestitures	(8.6)%
Other	—%
Cost of sales	9.9%

Cost of sales increased by $55.5 million, or 9.9%, to $618.5 million for the three months ended June 26, 2026 compared to $563.0 million for the three months ended June 27, 2025. The increase was primarily due to increased input costs of $48.9 million, increased sales volume of $48.8 million and foreign exchange impact of $6.4 million, partially offset by the impact of recent divestitures $48.1 million.

Selling, general and administrative

Selling, general and administrative expenses increased by $10.5 million, or 10.7%, to $108.7 million for the three months ended June 26, 2026 compared to $98.1 million for the three months ended June 27, 2025. The increase was primarily due to increased transaction and litigation costs of $9.8 million, increased compensation costs, net of productivity initiatives, of $3.7 million and higher costs of $6.0 million across various other spend categories, partially offset by the impact of recent divestitures and plant closures of $9.1 million.

Intangible asset amortization

Intangible asset amortization expense decreased to $3.6 million for the three months ended June 26, 2026 compared to $10.1 million for the three months ended June 27, 2025. The decrease in amortization expense resulted from certain intangibles becoming fully amortized, the amortizable base decreasing as a result of impairment charges recorded in fiscal 2025 and the divestiture of the HDPE business in fiscal 2026.

Interest expense, net

Interest expense, net decreased by $1.9 million, or 21.7% to $6.9 million for the three months ended June 26, 2026 compared to $8.9 million for the three months ended June 27, 2025. The decrease is primarily due to decreased interest rates on the Company’s Senior Secured Term Loan Facility.

Litigation settlement expense

Litigation settlement expense increased to $50.0 million for the three months ended June 26, 2026 compared to no related expense for the three months ended June 27, 2025. The increase in expense is related to the settlement of one of the putative classes in the PVC antitrust litigation described in Note 16, “Commitments and Contingencies”.

Other expense (income), net

The Company recognized $12.6 million of other expense for the three months ended June 26, 2026 compared to $0.2 million of other income for the three months ended June 27, 2025. This change is primarily due to the divestitures of the HDPE business and Vergo G&C which resulted in recorded losses of $10.5 million and $1.2 million, respectively, as described in Note 3, “Divestitures”.

Income tax expense (benefit)

The Company’s income tax rate increased to 113.4% for the three months ended June 26, 2026 compared to 22.0% for the three months ended June 27, 2025. The increase in the current period effective tax rate was driven by the discrete impact of the PVC litigation settlement recorded in the third quarter of fiscal 2026.

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

Electrical

	Three months ended
(in thousands)	June 26, 2026	June 27, 2025	Change	% Change
Net sales	$578,310	$521,308	$57,002	10.9%
Adjusted EBITDA	$89,330	$81,235	$8,095	10.0%
Adjusted EBITDA margin	15.4%	15.6%

Net sales

% Change
Volume	12.0%
Average selling prices	2.6%
Foreign exchange	1.5%
Divestitures	(5.3)%
Other	0.1%
Net sales	10.9%

Net sales increased by $57.0 million, or 10.9%, to $578.3 million for the three months ended June 26, 2026 compared to $521.3 million for the three months ended June 27, 2025. The increase in net sales is primarily attributed to increased sales volume of $62.8 million, foreign exchange benefits of $8.0 million and increased average selling prices of $13.7 million, partially offset by divestitures of businesses of $27.5 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 26, 2026 increased by $8.1 million, or 10.0%, to $89.3 million from $81.2 million for the three months ended June 27, 2025. Adjusted EBITDA margin decreased to 15.4% for the three months ended June 26, 2026 compared to 15.6% for the three months ended June 27, 2025. The increase in Adjusted EBITDA was primarily driven by increased sales volume while Adjusted EBITDA margin decreased largely due to increases in input costs outpacing increases in average selling prices.

Safety & Infrastructure

	Three months ended
(in thousands)	June 26, 2026	June 27, 2025	Change	% Change
Net sales	$216,828	$213,963	$2,865	1.3%
Adjusted EBITDA	$28,138	$30,731	$(2,593)	(8.4)%
Adjusted EBITDA margin	13.0%	14.4%

Net sales

% Change
Volume	1.4%
Average selling prices	4.1%
Solar energy tax credit rebates	1.3%
Divestitures	(5.4)%
Other	(0.1)%
Net sales	1.3%

Net sales increased by $2.9 million, or 1.3%, for the three months ended June 26, 2026 to $216.8 million compared to $214.0 million for the three months ended June 27, 2025. The increase is primarily attributed to an increase in average selling prices of $8.7 million, increased sales volume of $2.9 million, and lower solar credit rebates of $2.7 million, partially offset by the impact of recent divestitures of $11.5 million.

Adjusted EBITDA

Adjusted EBITDA decreased by $2.6 million, or 8.4%, to $28.1 million for the three months ended June 26, 2026 compared to $30.7 million for the three months ended June 27, 2025. Adjusted EBITDA margin decreased to 13.0% for the three months ended June 26, 2026 compared to 14.4% for the three months ended June 27, 2025. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to higher input costs outpacing increases in average selling prices.

The consolidated results of operations for the nine months ended June 26, 2026 and June 27, 2025 were as follows:

	Nine months ended
(in thousands)	June 26, 2026	June 27, 2025	Change	% Change
Net sales	$2,181,724	$2,098,367	$83,357	4.0%
Cost of sales	1,743,408	1,570,102	173,306	11.0%
Gross profit	438,316	528,265	(89,949)	(17.0)%
Selling, general and administrative	316,135	288,630	27,505	9.5%
Intangible asset amortization	16,201	31,972	(15,771)	(49.3)%
Asset impairment charges	11,553	127,733	(116,180)	(91.0)%
Operating income	94,427	79,930	14,497	18.1%
Interest expense, net	20,832	25,343	(4,511)	(17.8)%
Litigation settlement expense	186,500	—	186,500	100.0%
Other expense, net	35,886	7,409	28,477	384.4%
Income (loss) before income taxes	(148,791)	47,178	(195,969)	(415.4)%
Income tax expense (benefit)	(40,496)	7,935	(48,431)	(610.3)%
Net income	$(108,295)	$39,243	$(147,538)	(376.0)%

Net sales

% Change
Volume	5.4%
Average selling prices	0.7%
Solar energy tax credits	(0.3)%
Foreign exchange	0.9%
Divestitures	(2.7)%
Net sales	4.0%

Net sales increased by $83.4 million, or 4.0%, to $2,181.7 million for the nine months ended June 26, 2026, compared to $2,098.4 million for the nine months ended June 27, 2025. The increase in net sales is primarily attributed to increased sales volume of $113.3 million, higher average selling price of $14.6 million and foreign exchange benefits of $18.3 million, partially offset by the impact of divestitures of $56.8 million and the impact of solar credits rebates of $6.0 million.

Cost of sales

% Change
Volume	5.7%
Average input costs	9.6%
Freight	(2.2)%
Foreign exchange	1.0%
Divestitures	(4.1)%
Other	1.0%
Cost of sales	11.0%

Cost of sales increased by $173.3 million, or 11.0%, to $1,743.4 million for the nine months ended June 26, 2026 compared to $1,570.1 million for the nine months ended June 27, 2025. The increase in cost of sales was primarily due to higher input costs of $151.5 million, higher sales volume of $89.4 million and foreign exchange impacts of $15.3 million partially offset by lower freight costs of $34.4 million and the impact of recent divestitures of $64.3 million.

Selling, general and administrative

Selling, general and administrative expenses increased by $27.5 million, or 9.5%, to $316.1 million for the nine months ended June 26, 2026, compared to $288.6 million for the nine months ended June 27, 2025. The increase was primarily due to increased transaction and litigation costs of costs of $19.9 million, compensation costs, net of productivity initiatives, of $0.9 million, $13.6 million spread across a variety of other spend categories including restructuring, partially offset by the impact of divestitures and plant closures of $6.9 million.

Intangible asset amortization

Intangible asset amortization expense decreased to $16.2 million for the nine months ended June 26, 2026, compared to $32.0 million for the nine months ended June 27, 2025. The decrease in amortization expense resulted from certain intangibles becoming fully amortized, the amortizable base decreasing as a result of impairment charges recorded in fiscal 2025 and the divestiture of the HDPE business in fiscal 2026.

Asset impairment charges

Asset impairment charges decreased to $11.6 million for the nine months ended June 26, 2026 compared to $127.7 million for the nine months ended June 27, 2025. The decrease in asset impairment charges resulted primarily from the impairment charges recorded against the HDPE business in fiscal 2025 of $127.7 million compared to the fiscal 2026 impairments of goodwill related to the HDPE business of $6.5 million and impairment charges on other assets in connection with the closure of plants, as described in Note 6, “Restructuring Charges” of $5.1 million.

Interest expense, net

Interest expense, net, decreased by $4.5 million, or 17.8%, to $20.8 million for the nine months ended June 26, 2026, compared to $25.3 million for the nine months ended June 27, 2025. The decrease is primarily due to decreased interest rates on the Company’s Senior Secured Term Loan Facility.

Litigation settlement expense

Litigation settlement expense increased to $186.5 million for the nine months ended June 26, 2026 compared to no related expense for the nine months ended June 27, 2025. The increase in expense is related to the settlement of the PVC antitrust litigation described in Note 16, “Commitments and Contingencies”.

Other expense (income), net

Other expense, net, increased to $35.9 million of expense for the nine months ended June 26, 2026, compared to $7.4 million of expense for the nine months ended June 27, 2025. This is primarily due to a loss on assets held for sale of $25.7 million related to the HDPE business and a net loss on divestitures of $10.4 million in fiscal 2026 compared to a loss on the sale of Northwest Polymers of $6.1 million in fiscal 2025.

Income tax expense (benefit)

The Company’s income tax rate increased to 27.2% for the nine months ended June 26, 2026, compared to 16.8% for the nine months ended June 27, 2025. The increase in the current period effective tax rate was driven by the discrete impact of the PVC litigation settlement recorded in the current year.

SEGMENT RESULTS

Electrical

	Nine months ended
(in thousands)	June 26, 2026	June 27, 2025	Change	% Change
Net sales	$1,580,321	$1,479,340	$100,981	6.8%
Adjusted EBITDA	$218,782	$264,564	$(45,782)	(17.3)%
Adjusted EBITDA margin	13.8%	17.9%

Net sales

% Change
Volume	7.7%
Average selling prices	0.1%
Foreign exchange	1.2%
Divestitures	(2.3)%
Other	0.1%
Net sales	6.8%

Net sales increased by $101.0 million, or 6.8%, to $1,580.3 million for the nine months ended June 26, 2026, compared to $1,479.3 million for the nine months ended June 27, 2025. The increase in net sales is primarily attributed to increased sales volume of $114.6 million, the impact of foreign exchange of $18.1 million and increased average selling prices of $2.1 million, partially offset by the impact of divestitures of $33.8 million.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended June 26, 2026 decreased by $45.8 million, or 17.3%, to $218.8 million from $264.6 million for the nine months ended June 27, 2025. Adjusted EBITDA margin decreased to 13.8% for the nine months ended June 26, 2026, compared to 17.9% for the nine months ended June 27, 2025. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to the increase in input costs outpacing increases in average selling prices.

Safety & Infrastructure

	Nine months ended
(in thousands)	June 26, 2026	June 27, 2025	Change	% Change
Net sales	$602,179	$619,960	$(17,781)	(2.9)%
Adjusted EBITDA	$75,628	$82,374	$(6,746)	(8.2)%
Adjusted EBITDA margin	12.6%	13.3%

Net sales

Change (%)
Volume	(0.2)%
Average selling prices	2.0%
Solar energy tax credits rebates	(1.0)%
Divestitures	(3.7)%
Net sales	(2.9)%

Net sales decreased by $17.8 million, or 2.9%, to $602.2 million for the nine months ended June 26, 2026, compared to $620.0 million for the nine months ended June 27, 2025. The decrease is primarily due to the impact of divestitures of $23.0 million, the higher impact of solar tax credit rebates of $6.0 million and a decrease in volume of $1.3 million, partially offset by increased average selling prices of $12.5 million.

Adjusted EBITDA

Adjusted EBITDA decreased $6.7 million, or 8.2%, to $75.6 million for the nine months ended June 26, 2026, compared to $82.4 million for the nine months ended June 27, 2025. Adjusted EBITDA margin decreased to 12.6% for the nine months ended June 26, 2026, compared to 13.3% for the nine months ended June 27, 2025. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was largely due to increases in input costs outpacing increases in average selling prices.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have sufficient liquidity to support our ongoing operations and to invest in future growth and create value for stockholders. Our cash and cash equivalents were $346.2 million as of June 26, 2026, of which $132.6 million was held at non-U.S. subsidiaries. Those cash balances at foreign subsidiaries may be subject to withholding or local country taxes if the Company’s intention to permanently reinvest such income were to change and cash was repatriated to the United States.

In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt repayment, interest payments, taxes, share repurchases and dividend payments. We have access to the ABL Credit Facility to fund operational needs. As of June 26, 2026, there were no outstanding borrowings under the ABL Credit Facility and no letters of credit issued under the ABL Credit Facility. The borrowing base was estimated to be $325.0 million and approximately $325.0 million was available under the ABL Credit Facility as of June 26, 2026. Outstanding letters of credit count as utilization of the commitments under the ABL Credit Facility and reduce the amount available for borrowings.

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

Pursuant to the Merger Agreement, prior to the closing of the Merger, we may not, without Prysmian’s prior written consent, declare, set aside, authorize or pay any dividend or distribution in respect of our common stock, other than regular quarterly dividends in an amount no greater than $0.33 per share per quarter, paid at such times and in a manner consistent with our historical quarterly dividend practice. The quarterly dividend of $0.33 per share declared on July 30, 2026, and payable on August 28, 2026, to stockholders of record on August 16, 2026, is permitted under the Merger Agreement and does not require Prysmian’s consent.

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

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated:

	Nine months ended
(in thousands)	June 26, 2026	June 27, 2025
Cash flows provided by (used in):
Operating activities	$(90,335)	$192,359
Investing activities	(26,112)	(69,302)
Financing activities	(41,390)	(143,149)

Operating activities

During the nine months ended June 26, 2026, the Company used $90.3 million cash flow in operating activities compared to generating $192.4 million during the nine months ended June 27, 2025. The $282.7 million decrease in cash provided was primarily due to changes in working capital and taxes payable. Net loss increased $147.5 million but was offset by an increase in transaction and impairment related non-cash charges of $36.4 million and an increase in other noncash adjustments, such as depreciation and deferred taxes, of $6.6 million. Changes in working capital represented $57.9 million of cash outflows primarily from the impact of certain legal settlements and increases in accounts receivable and income taxes, partially offset by decreases in inventory.

Investing activities

During the nine months ended June 26, 2026, the Company used $26.1 million in investing activities compared to $69.3 million during the nine months ended June 27, 2025. The $43.2 million decrease in cash used in investing activities was primarily due to a decrease of $44.5 million in capital expenditures and an increase in proceeds from the sale of a businesses of $22.6 million, partially offset by less proceeds from the sale of equipment of $7.1 million and cash contributed to a divested business of $15.0 million.

Financing Activities

During the nine months ended June 26, 2026, the Company used $41.4 million in financing activities compared to $143.1 million used during the nine months ended June 27, 2025. The decrease in cash used in financing activities is primarily due to $100.0 million less cash used to repurchase common stock during the nine months ended June 26, 2026.

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
•our ability to complete the Merger in the timeframe or manner currently anticipated or at all, including due to a failure to obtain the regulatory approvals required for the closing of the Merger or the occurrence of any event, change or other circumstance that could give rise to the right of one or both of the parties to terminate the Merger Agreement;
•the effect of the pendency of the Merger on our ongoing business and operations, including disruption to our business relationships, the diversion of management’s attention from ongoing business operations and opportunities, or the outcome of any legal proceedings that may be instituted against us following announcement of the Merger;
•restrictions on the conduct of our business prior to the closing of the Merger and on our ability to pursue alternatives to the Merger;
•the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•adverse effects of the inability to complete the Merger;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the quantitative and qualitative disclosures about market risks previously disclosed in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended December 26, 2025.

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

The completion of the Merger is subject to a number of conditions, many of which are largely outside the parties’ control, and, if these conditions are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all

On August 2, 2026, Atkore entered into the Merger Agreement, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into Atkore, and the separate corporate existence of Merger Sub will cease, with Atkore continuing as the surviving corporation and as a wholly owned subsidiary of Prysmian. The consummation of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our Atkore common stock entitled to vote thereon at a meeting of Atkore’s stockholders duly called and held for such purpose, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the expiration of any applicable waiting period of, or receipt of clearance or approval of, certain other governmental entities, including in Austria, Australia and Canada, and (iii) the absence of any law or order, issued by a governmental entity that is in effect and prevents, prohibits or makes illegal the consummation of the Merger. Atkore’s and Prysmian’s respective obligations to consummate the Merger are also subject to certain additional customary conditions, including, among others, (i) the accuracy of the representations and warranties of the other party (subject to customary accuracy standards), (ii) performance by the other party of its covenants in all material respects and (iii) with respect to Prysmian’s obligation to consummate the Merger, the absence of any material adverse effect since the date of the Merger Agreement.

There can be no assurance that the conditions to completion of the Merger, including the receipt of required regulatory approvals, will be satisfied or waived on a timely basis or at all. Further, there can be no assurance that governmental entities will not impose conditions, terms, obligations or restrictions or that any such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing consummation of the Merger. If Prysmian is required to divest Atkore assets or businesses, there can be no assurance that such divestitures can be negotiated expeditiously or on favorable terms or that the applicable governmental entities will approve the terms of such divestitures. In addition, we can provide no assurance that such conditions, terms, obligations or restrictions will not result in the abandonment of the Merger. If such conditions are not satisfied or waived, we may be unable to complete the Merger in the timeframe or manner currently anticipated or at all.

While the Merger is pending, we will be subject to business uncertainties and certain contractual restrictions that could adversely affect our business, results of operations or financial condition

We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, agents, distributors, vendors and other business partners, who may attempt to negotiate changes to existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees.

In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, we may be unable (without Prysmian’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial, and such restrictions may cause us to forego certain opportunities it might otherwise pursue. Further, the Merger Agreement contains provisions, including the no-solicitation provisions and the Company Termination Fee, that could discourage a potential competing acquiror of Atkore from making a competing proposal more favorable to us than the Merger.

Further, litigation may be filed against us and our directors and officers in connection with the Merger, including putative stockholder complaints or stockholder class action complaints. Such litigation, the outcome of which is uncertain, could divert the attention of our management and employees from our day-to-day business, otherwise adversely affect our business, results of operations and financial condition, result in material adverse judgments or settlements and delay or prevent the completion of the Merger.

The occurrence of any of these events, individually or in combination, could have a material and adverse effect on our business, results of operations and financial condition.

Failure to complete the Merger could adversely affect our business, results of operations or financial condition, including in the event Company is required to pay the Company Termination Fee

Either Atkore or Prysmian may terminate the Merger Agreement if the Merger has not been consummated by August 3, 2027, subject to the automatic extensions specified in the Merger Agreement. If the Merger is not completed within the expected timeframe or at all, our ongoing business could be adversely affected and will be subject to certain risks, including, among others, the following: (i) the market price of our common stock (which may reflect a market assumption that the Merger will be completed) may decline, (ii) we will have incurred, and may continue to incur, significant expenses for professional services and other transaction costs in connection with the Merger for which we will have received little or no benefit if the Merger is not completed and (iii) failure to complete the Merger may result in negative publicity or result in a negative impression of Atkore in the investment community and with customers and other stakeholders.

Further, pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the closing of the Merger that restrict us from taking certain actions without Prysmian’s prior written consent, which may adversely affect our ability to execute certain of our business strategies. If the Merger is not completed, these risks could materially affect the business and financial results of Atkore and the price of our common stock, including to the extent that the current market price of our common stock is positively affected by a market assumption that the Merger will be completed.

In addition, if the Merger is terminated, in certain circumstances, we could be required to pay to Prysmian a termination fee of approximately $115.9 million (the “Company Termination Fee”). In such circumstances, we may be required to use available cash that would otherwise have been available for general corporate purposes or other uses, which may materially and adversely affect our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 2, 2024, the Company’s Board of Directors approved a new share repurchase program (the “2024 Plan”). The 2024 Plan authorizes the Company to repurchase up to $500.0 million of its outstanding stock. The 2024 Plan will be funded from the Company’s available cash balances. As of June 26, 2026, there was $328.1 million of purchases remaining under the 2024 Plan. The 2024 Plan does not obligate the Company to acquire any particular amount of common stock, and it may be terminated at any time at the Company’s discretion.

As illustrated in the following table, there were no share purchases of our common stock under the 2024 Plan during the third quarter of fiscal 2026 (in thousands, except per share data):

Period (4-5-4 calendar)	Total Number Of Shares Purchased	Avg Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet Be Purchased Under the Program
March 28, 2026 to April 24, 2026	—	$—	—	$328,114
April 25, 2026 to May 29, 2026	—	$—	—	$328,114
May 30, 2026 to June 26, 2026	—	$—	—	$328,114
Total	—		—

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

Mark Lamps, President, Safety & Infrastructure, initiated a new Rule 10b5-1 trading arrangement on May 11, 2026. This trading arrangement has a start date of August 10, 2026 and a plan end date of August 15, 2027. Under the trading arrangement, 1,200 shares are available to be sold by the broker on certain specified dates.

Dan Kelly, Vice President, General Counsel and Corporate Secretary, initiated a new Rule 10b5-1 trading arrangement on May 11, 2026. This trading arrangement has a start date of August 10, 2026 and a plan end date of November 28, 2027. Under the trading arrangement, 18,988 shares are available to be sold by the broker on certain specified dates.

Item 6. Exhibits

3.1#	Fourth Amended and Restated Certificate of Incorporation of Atkore Inc.
31.1#	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a - 14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS#	XBRL Instance Document (formatted as inline XBRL)
101.SCH#	XBRL Taxonomy Schema Linkbase Document (formatted as inline XBRL)
101.CAL#	XBRL Taxonomy Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Definition Linkbase Document
101.LAB#	XBRL Taxonomy Labels Linkbase Document
101.PRE#	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
#	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATKORE INC.
(Registrant)
Date:	August 3, 2026	By:	/s/ John M. Deitzer
Vice President and Chief Financial Officer (Principal Financial Officer)